Form 10KSB
period 1995-03-31
IEH CORPORATION
filed 1995-07-25
CIK 50292

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended March 31, 1995

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

    For the transition period from                     to
                                   -------------------    --------------------
    Commission file number  0-5278
                            --------------------------------------------------

                                IEH CORPORATION
             ------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           New York                                            13-5549348
- - -------------------------------                           -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


140 58th Street, Suite 8E, Brooklyn, New York                    11220
- - ---------------------------------------------                 ------------
(Address of Principal Executive Offices)                       (Zip Code)

                                (718) 492-4440
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                                      Name of Each Exchange on Which
                Title of Each Class                                             Registered
                -------------------                                             ----------
                       None                                                        None
           -----------------------------                                   --------------------
                       None                                                        None
           -----------------------------                                   --------------------


Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.50 Par Value
- - --------------------------------------------------------------------------------
                                (Title of Class)

- - --------------------------------------------------------------------------------
                                (Title of Class)

         Indicated by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for past 90 days.
                            Yes    X       No
                                 -----        -----

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.       / /

         The Registrant's revenues for its most recent fiscal year ended March 31, 1995 were $4,958,600.

         On July 18, 1995, the aggregate market value of the voting stock of Registrant held by non-affiliates of Registrant (consisting of Common Stock, $.50 par value) computed by reference to the price at which the stock was sold, or the average of the high bid and asked prices of $.15625 and $.4375, respectively, such stock was approximately $296,174.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         On June 30, 1995, there were 2,303,502 shares of Common Stock, $.50 par value, issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

Item 1.          Business

         IEH Corporation (hereinafter referred to as the "Company") was organized under the laws of the State of New York on March 22, 1943 under the name Industrial Heat Treating Company, Inc. On March 15, 1989, the Company changed its name to its current name. The Company's executive offices and manufacturing facilities are located at 140 58th Street, Suite 8E, Brooklyn, New York 11220. The Company's telephone number is (718) 492-4440.

The Industry in Which the Company is Engaged

         The Company is engaged in the design, development, manufacture and distribution of high performance electronic printed circuit connectors and specialized interconnection devices. Electronic connectors and interconnection devices are used to provide connections between electronic component assemblies. The Company develops and manufactures connectors which are designed for a variety of high technological and high performance applications. These connectors are primarily utilized by those users who require highly efficient and dense (the space between connection pins within the connector) electrical connections.

         Printed circuit boards in computers contain the components necessary to perform specific system sub-functions. These functions require connections which relay information between electronic components and circuit boards, enabling the commands that are input by the user to be performed. Electronic connectors, in essence, enable circuit boards and electronic components to communicate with each other, via direct electrical connection. Connectors also are fundamental to modular construction of electronic assemblies enabling the disconnection and removal of circuit boards and other electronic components for testing, repair, and replacement.

         Connectors may be designed and manufactured in various shapes, sizes and specifications to meet specific customer requirements and applications. High performance connectors are designed to meet various density and pin count (the number of individual connection points within each connector) criteria and to provide low impact (the amount of pressure needed to make the connection) and efficient connections.

         Constant advances in the design of solid state devices have resulted in significantly denser component packaging configurations on circuit boards. Historically, a 5" X 8" circuit board may have consisted of thousands of circuits with 10 to 30 lines of communication. Under those conditions, an insertion force of one pound per contact for each of the communication lines formed a common and acceptable standard in connection devices. As a result of technological developments in recent years, the same 5" X 8" circuit board may contain hundreds of thousands of circuits with hundreds of communication lines, and an insertion force of one (1) ounce per contact as the standard in the industry.

The Company's Product Line

         The Company primarily manufactures printed circuit board connectors that meet military or individual customer specifications. Certain of the Company's manufacturing and sales involve the competitive bidding process because of the military and/or government status of customers. The Company also manufactures a line of standard universal connectors which have common usage in the high technology and commercial electronics industries. The Company serves both the commercial and military marketplace, manufacturing connectors for avionics, electronics, satellite, radar systems, test equipment, medical electronics and related industries.

         The Company is continuously redesigning and adapting its connectors to keep pace with developments in the electronics industry, and has, for example, developed connectors for use with flex-circuits which are used in aerospace programs, computers, air-borne communication systems, testing systems and other areas. The Company also provides engineering services to its customers to assist in the development and design of connectors to meet specific product requirements.

         The Company's electronic printed circuit connectors are sold to original equipment manufacturers and distributors. The Company supplies its connectors to manufacturers who principally produce and distribute finished products as well as to distributors who resell the Company's products. Prior to the decrease in military and government spending over the last five (5) years, the Company's sales were made primarily to the government, military defense contractors and aerospace companies. However, since the decrease in military and government spending the Company has modified its product line so as to concentrate its sales efforts to commercial electronics companies. The Company still continues to market its connectors for use in government and military computers; military defense equipment and information systems; terrestrial, airborne and aerospace communications products; avionics and guidance systems and instrumentation and electronic testing equipment.

         With the downturn in government contracts, the Company has been striving the past several years to develop commercial accounts.

         Management has instituted several steps to increase productivity and increase sales such as downsizing the labor force, implementing material changes to make the Company's products more competitive and developing machinery and equipment to increase production rates. Management believes these initiatives have decreased costs and will continue to do so in the near future.

         For the fiscal year ended March 31, 1995, the Company's principal customers included manufacturers of commercial electronics products, military defense contractors and distributors who service these markets. Sales to the commercial electronics and military defense markets comprised 24% and 75% of the Company's net sales for the year ended March 31, 1995. Approximately 1% of the Company's net sales for the year ended March 31, 1995, were made directly to the federal government.

         The Company licenses an interconnect technology known as HYPERTAC(TM) from Brevetron, S.A., a Swiss corporation. HYPERTAC is an acronym for a hyperbolic contact. This is a unique electronic circuit connector with a singular geometry, multi-wire design, which provides enhanced performance characteristics for low insertion force electronic connection devices. This technology is licensed under an agreement dated January 1, 1979, as amended on September 28, 1982 and September 20, 1991, (the "HYPERTAC(TM) Agreement"), which agreement covers the patents listed therein. The HYPERTAC(TM) Agreement expires on the expiration of the last patent or on the date all of the "know-how" under the patents become public knowledge. The HYPERTAC(TM) connectors and the adaptations thereof, are the Company's principal products accounting for 55% and 50% of the Company's sales for the fiscal years ended March 31, 1995 and April 1, 1994, respectively. The loss of its license to manufacture connectors utilizing the HYPERTAC(TM) design would have a material adverse effect on the Company. The Company is not currently in breach of any of the terms of the HYPERTAC(TM) Agreement.

New Product Development

         The Company maintains a program to increase the efficiency and performance of its connectors to meet anticipated and specific market needs. Computer and electronics technology is continuously changing and requires the redesign and development of connectors to adapt to these changes. Primarily, new technology has dictated a decrease in the size of solid state electronic components and smaller and denser high performance connectors. Management believes that a key ingredient to the Company's success is its ability to assist customer with a new design effort and prepare necessary drawing packages in a short period of time. After the customer approves the design, prototypes are built, approved by the customer and production is released. As an example, six new connectors have been introduced to a major commercial account. The Company's design effort on this product line began mid-year 1994 and was recently completed. The new development process with this commercial client may lead to substantial repeat business and the ability to introduce this line to other commercial accounts.

         The Company has also recently commenced production of two new connectors for the aerospace industry.

         One of the nation's leading radar system manufacturers has contracted with the Company for six new designs. The design work is complete, approvals have been obtained, and the Company is now in small scale production. The Company anticipates full scale production when the radar system is released for sale by the customer.

         The Company has developed a prototype connector for the medial electronics industry; however, the device employing the product is an implant and, as such, is subject to approval of the Food and Drug Administration ("FDA"). More than one year is anticipated for conversion to full scale production. There can be no assurance that the product will be approved by the FDA.

         Several years ago, the Company has recently designed and developed a form of compliant termination connector, which is named, "COMTAC". This product, which utilizes technology known as "Solderless Pin Technology", does not require the soldering of connector pins, but instead utilizes a spring type locking system in attaching the connector to the printed circuit board. This technology was patented in the United States under patent No. 4,720,268 and assigned to the Company on January 19,1988. During fiscal year ended March 31, 1995 sales of COMTAC connectors accounted for 1% of the Company's total sales.

Most Recent Business Developments

                 In connection with relocation of the Company's facilities in August 1991, the City of New York granted the Company utility and tax incentives. Additionally, in July 1992, the New York State Urban Development Corp. ("UDC") loaned the Company $435,000. The loan is repayable over a ten
(10) year period, with interest rates progressively increasing from 4% to 7% over the term of the loan. The loan proceeds were used to finance construction and renovation of the new facility. As of March 31, 1995, principal due under this loan equalled $364,137. As of its fiscal year ended April 1, 1994, the Company failed to meet the tangible net worth covenant contained in this loan agreement and to date remains in default of this loan agreement as a result thereof. The Company has previously obtained waivers from the UDC for this breach of loan covenant. The Company will request an additional waiver of this covenant from the UDC for additional periods of time. There can be no assurance that the Company will be able to obtain a waiver of the loan covenant or that the UDC will not declare a default of the loan.

         As of March 31, 1995, the Company was in arrears with respect to the Health & Welfare Fund and Pension Funds (together, the "Union Funds") which it is required to maintain under its labor agreements with the Industrial Electronics Hardware and United Automobile Workers Local 259 (together "Unions"). In December 1993, the Company reached a verbal understanding with its Unions pursuant to which the Company agreed to a payment schedule to make current its obligations under the Union Funds. At December 1, 1993, the Company owed $388,777 to the Health & Welfare Funds and $129,286 to the Pension Fund. Pursuant to the understanding the Company has agreed to pay $10,000 per month until the total debt in arrears has been paid in full. As of March 31, 1995, the amount in arrears with respect to the Union Funds was $445,947. There can be no assurance that the Company will be able to meet its obligations, in full or in part, in accordance with this understanding.

Marketing and Sales

         The market for connectors and interconnect devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors. For example, connectors include: printed circuit, rectangular I/O, circular, planar
(IOC) RF coax, IC socket and fiber optic. The Company believes it has found a niche in the market by manufacturing the HYPERTAC(TM) connectors and innovative Company-designed printed circuit connectors such as the Comtac connectors. The Company is one of only three licensed manufacturers of the HYPERTAC(TM) design in the United States. The Company does not currently have the resources to manufacture other types of connectors and believes there is a sufficient market for printed circuit connectors in order to meet future sales goals. Therefore, the Company does not anticipate manufacturing other types of connectors in the immediate future. The Company is continuously experimenting with innovative connection designs, which may cause it to alter its marketing plans in the future if a market should develop for any of its current or future innovative designs.

         The Company's products are marketed to original equipment manufacturers directly and through distributors serving primarily the government, military, aerospace and commercial electronics markets. The Company is also involved in developing new connectors for specific uses which result from changes in technology. This includes the COMTAC connectors. The Company assists customers in the development and design of connectors for specific customer applications. This service is marketed to customers who require the development of connectors and interconnect devices specially designed to accommodate the customers own products.

         The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 95% and 95% of the Company's net sales for the years ended
March 31, 1995 and April 1, 1994, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

         Three (3) of the Company's customers accounted for 33.8% and 36.9% of the Company's net sales for the years ended March 31, 1995 and April 1, 1994, respectively. A single customer accounted for 14.45% of sales while a second customer accounted for 11.7% of sales. Three of the Company's customers accounted for 11.1% of the Company's sales for the years ended March 31, 1995 and April 1, 1994, respectively.

         The Company currently employs 14 independent sales representatives and one western regional office to market its products in all regions in the United States. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 31, 1995.

         International sales accounted for less than 1% of sales for the years ended March 31, 1995 and April 1, 1994.

Backlog Of Orders/Capital Requirements

         The backlog of orders for the Company's products amounted to approximately $1,000,000 at March 31, 1995, as compared to $1,500,000 at April 1, 1994. At June 30, 1995, the backlog had decreased to $900,000. A significant portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The estimated funds required to manufacture the current backlog of orders is estimated at $400,00. The Company presently does not have the funds to manufacture all of their orders and, therefore, it cannot estimate the portion of those orders which will be manufactured or delivered.


Competition

         The design, development, manufacture and distribution of electrical connectors and interconnection devices is a highly competitive field. The Company principally competes with companies who produce high performance connectors in printed circuits and wireboards for high technology application which includes Hypertronics Corporation and Si-Tac Connectors, Inc. Hypertronics Corporation and Si-Tac Connectors, Inc. are the only other companies licensed to manufacture the HYPERTAC(TM) designed connectors in the United States. The Company competes with these companies with respect to their abilities to adapt the HYPERTAC(TM) design to meet specific product applications; in producing connectors cost-effectively; and in production capabilities. In addition, there are many companies who offer connectors with designs similar to the HYPERTAC(TM) and are direct competitors of the Company.

         The Company also competes with those companies who provide standard universal printed circuit connectors. These companies include: Airborne, Inc., Texas Instrument, Inc., and Winchester Electronics, Inc.

         The primary basis upon which the Company competes is price and production capabilities. The Company usually receives job orders after submitting bids pursuant to customer-issued specifications. The Company also offers engineering services to its customers in designing and developing connectors for specialized products and specific customer applications. This enables the Company to receive a competitive advantage over those companies who basically manufacture connectors based solely or primarily on cataloged specifications. Many of the Company's competitors have greater financial resources, market penetration and experience than the Company and no assurances can be given that the Company will be able to compete effectively with these companies in the future.

Suppliers of Raw Materials and Component Parts

         The Company utilizes a variety of raw materials and manufactured component parts which it purchases from various suppliers. These materials and components are available from numerous sources and the Company does not believe that it will have a problem obtaining such materials in the future. However, any delay in the Company's ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs. In anticipation of such delays, the Company carries an inventory of raw materials and components parts to avoid shortages and to insure continued production.

Engineering/Research & Development

         The Company provides personalized engineering services to its customers by designing connectors for specific customer applications. The employment of electromechanical engineers is the anticipated cornerstone of the Company's future growth. The Company maintains a testing laboratory where its engineers experiment with new connector designs based on changes in technology and in an attempt to create innovative, more efficient connector designs.

         The Company expended an estimated $51,050 and $69,600 for the years ended March 31, 1995 and April 1, 1994, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received revenues of $82,700 and $11,800 for the years ended March 31, 1995 and April 1, 1994, respectively, pursuant to customer sponsored research activities.

Employees

         The Company presently employs approximately 90 people, three (3) of whom are executive officers; three (3) are engaged in management activities; seventeen (17) provide general administrative services and approximately 67 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union") which expires on July 31, 1995. The Company and the Union are currently negotiating a new collective bargaining agreement. There can be no assurance that a new agreement will be negotiated as terms favorable to the Company. The Company believes that it has a good relationship with its employees and the Union.

Patents and Licenses

         Electrical connectors and interconnection devices are usually the subject of standard designs, therefore, only innovations of standard designs or the discovery of a new form of connector are patentable. The Company is continuously attempting to develop new forms of connector or adaptations of current connector designs in an attempt to increase performance and decrease per unit costs. The Company has developed and designed the COMTAC connector which was patented on January 19, 1988, at which time the patent was assigned to the Company.

         The Company has entered into a non-exclusive license agreement with Brevetron, S.A., with respect to the HYPERTAC(TM) connector. This agreement was amended on September 20, 1991 to include the licensing of patents which provide the technology and "know-how" to manufacture the Company's MICROTAC connectors. The HYPERTAC(TM) Agreement extends until the expiration of the last patent under the HYPERTAC(TM) Agreement or until such time as the know-how underlying the production of the HYPERTAC(TM) design becomes public knowledge. The HYPERTAC(TM) Agreement provides for the payment of royalties of 3% of sales of products utilizing the HYPERTAC(TM) technology with a minimum annual royalty payment of $10,000. The HYPERTAC(TM) Agreement may be terminated by either party upon default of the other party or at the Company's option upon six (6) months written notice.

Governmental Regulations

         The Company is subject to federal regulations under the Occupational Safety and Health Act ("OSHA") and the Defense Electric Supply Command ("DESC"). OSHA provides federal guidelines and specifications to companies in order to insure the health and safety of employees. DESC oversees the quality and specifications of products and components manufactured and sold to the government and the defense industry. Although DESC continuously requires suppliers to meet changing specifications, the Company has not encountered any significant problems meeting such specifications and its products have, in the past, been approved. The Company is unaware of any changes in the government's regulations which are expected to materially affect the Company's business.

Item 2.          Properties

         In August 1991, the Company relocated its offices and manufacturing facilities to the Brooklyn Army Terminal at 140 58th Street, Brooklyn, New York pursuant to a lease agreement with the New York City Economic Development Corporation. This facility occupies one floor of an eight (8) story concrete building and includes the Company's executive and administrative offices as well as its manufacturing facilities. The manufacturing facilities include a tooling and machine shop, a plating operation and a testing laboratory. The Company leases approximately 40,000 feet of space, of which it estimates; 10,000 square feet are used as executive, sales and administrative offices; 22,000 square feet are used for its manufacturing and plating facilities; 4,000 square feet are used for its laboratory facilities; and 4,000 square feet are used as warehouse space. The premises are occupied by the Company under a ten (10) year lease agreement dated August 23, 1991. The Company's net rent expense for the year ended March 31, 1995 was $186,952. The basic rent under the lease agreement is approximately $194,236 per year for the balance of the term of the lease except for the last year, in which the rent increased to $274,630. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3.          Legal Proceedings

         The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.


Item 4.          Submission of Matters to Vote of Security Holders

         No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 31, 1995.


                                   PART II


Item 5.          Market For Common Equity and
                 Related Stockholder Matters

Principal Market

         The Common Stock of the Registrant (the "Common Stock") is traded in the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System Bulletin Board under the symbol "IEHC". On January 11,

1993, the Company's Common Stock was deleted from listing on the NASDAQ SmallCap Market System because of the Company's failure to maintain the minimum asset and shareholders equity requirements. On January 12, 1993, the Company's Common Stock was first quoted on the NASDAQ Bulletin Board.

Market Information

         The range of high and low bid prices for the Company's Common Stock, for the periods indicated as set forth below. For the period prior to October 29, 1991, the Company was listed on the NASDAQ National Market System. On October 29, 1991, the Company's Common Stock was delisted from the NASDAQ National Market System and from October 29, 1991 to January 11, 1993, the Company's Common Stock was listed on the NASDAQ SmallCap Market System. On January 11, 1993, the Company's Common Stock was delisted from the NASDAQ Small Cap Market System and on January 13, 1993, the Company's Common Stock was first quoted on the NASDAQ Bulletin Board. Set forth below is a table indicating the high and low bid prices of the Common Stock during the periods indicated.

                    YEAR                                    HIGH BID                      LOW BID
                    ----                                    --------                      -------
 Fiscal Year ended April 1, 1994(1)
 ----------------------------------
 1st Quarter                                                  3/32                          1/32

 2nd Quarter                                                  3/16                          1/32

 3rd Quarter                                                  1/4                           1/8

 4th Quarter                                                  7/32                          .30


 Fiscal Year ended March 31, 1995(1)
 -----------------------------------

 1st Quarter                                                  1/4                           1/8

 2nd Quarter                                                  1/4                           1/8

 3rd Quarter                                                  7/32                          1/8

 4th Quarter                                                  7/32                          1/8


___________________________________________________
(1) As reported by the NASDAQ Bulletin Board.


         The above quotations, as reported, represent prices between dealers and do not include retail mark-up, mark-down or commissions. Such quotations do not necessarily represent actual transactions.

Dividends

         The Company has not paid any cash dividends on its Common Stock during the last four (4) fiscal years. At present, the Company does not anticipate issuing any cash dividends on its Common Stock in the foreseeable future by reason of its contemplated future financial requirements and business plans. The Company will retain earnings, to the extent that there are any, to finance the development of its business.

Approximated Number of Equity Security Holders

          The number of record holders of the Company's Common Stock as of July 10, 1995 was approximately 1,317. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are approximately 2,000 beneficial holders of its Common Stock held by others or in nominee names.

Item 6.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

         The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                         Relationship to Total Revenues

                                                         Fiscal Year Ended
                                                         -----------------
                                                    March 31, 1995   April 1, 1994
                                                    --------------   -------------
 Operating Revenues (in thousands)                      $4,959          $5,997


 Operating Expenses:
    (As a percentage of Operating Revenues)

     Cost of Products Sold                                79.2%           75.4%

     Selling, General and Administrative                  16.3%           17.0%

    Interest Expense                                       2.9%            1.9%

    Depreciation and amortization                          5.2%            4.8%

          TOTAL COSTS AND EXPENSES                       103.6%           99.1%


 Operating Income (loss)                                  (3.6%)            .9%


 Other Income (Expense)

     Other Non-Operating Income                             .1%             .2%


 Income (Loss) Before Income Taxes                        (3.5%)           1.1%


 Income taxes                                              (.1%)           (.4%)

 Net Income (Loss)                                        (3.6%)              7%

                              ____________________

COMPARATIVE ANALYSIS:

Year End Results:  March 31, 1995 vs. April 1, 1994

         Operating revenues for the year ended March 31, 1995 amounted to $4,958,600, reflecting a 17.3% decrease versus prior year revenues of $5,996,594. The decrease in revenues is a direct result of a continued decrease in governmental and military procurement and the Company's efforts to redirect its sales efforts to commercial electronic sales.

         Cost of products sold amounted to $3,925,204 for the fiscal year ended March 31, 1995 , or 79.2% of operating revenues. This reflected a 13.2% decrease in the cost of products sold from $4,521,732 or 75.4% of operating revenues for the fiscal year ended April 1, 1994. This decrease is primarily due to cost reductions achieved as a result of the Company's cost control efforts to reduce variable operating expenses in a more competitive marketplace.

         Selling, general and administrative expenses were $809,235 and $1,019,855 or 16.3% and 17.0% of operating revenues for the fiscal years ended March 31, 1995 and April 1, 1994 respectively. This category of expense decreased 20.7% in fiscal 1995 from the prior year. The decrease can be attributed to management's efforts to better control selling and administrative costs.

         Interest expenses was $144,620 for the fiscal year ended March 31, 1995 or 2.9% of operating revenues. For the fiscal year ended April 1, 1994, interest expenses was $111,776 or 1.9% of operating revenues. The increase of 29.4% reflects the interest burden on a loan of $435,000 obtained in fiscal 1993 from the New York State Urban Development Corporation as well as increased interest rates in fiscal 1995 as compared to the prior year.

         Depreciation and amortization of $258,765 or 5.2% of operating revenues was reported for the fiscal year ended March 31, 1995. This reflects a decrease of 9.3% from the prior year ended April 1, 1994 of $285,230 or 4.8% of operating revenues. The decrease is as a result of the continued utilization of fully depreciated assets beyond their estimated useful lives as well as a result of increase revenues in the current fiscal year ended March 31, 1995.

         The Company reported net income of $177,505 for the year ended March 31, 1995, representing a loss per common share of $.08 as compared to income before income taxes of $68,668 or $.03 per share for the year ended April 1, 1994. The net loss amounted to $181,598 or $.08 per common share for the year ended March 31, 1995 as compared to net income of $45,673 or $.03 per common share for the year ended April 1, 1994. The resultant net loss can be attributed to an decrease of 17.3% in operating revenues over the prior year.

Liquidity and Capital Resources

         The Company reported a deficit working capital of $56,684 at March 31, 1995 as compared to a working capital of $90,627 at April 1, 1994. The decrease in working capital of $147,311 was attributable to the following items: "(approximate)"

       Net Income (excluding depreciation and amortization)                 $77,000
       Capital expenditures                                                                   (218,000)
       Other transactions                                                                       (6,000)


         As a result of the above, the current ratio (current assets to current liabilities) was .97 to 1 at March 31, 1995 as compared to 1.04 to 1 at April 1, 1994.

         Current liabilities at March 31, 1995 were $1,995,148 compared to $2,303,414 at April 1, 1994. This decrease is primarily reflective of a decrease in revenue and resultant accounts receivable.

         The Company expended $218,354 in capital expenditures as against depreciation of $258,765 for the year ended March 31, 1995.

         The net loss for the year ended March 31, 1995 of $181,598 decreased stockholders' equity to $693,456 as compared to stockholders' equity of $875,054 at April 1, 1994.

         As of March 31, 1995 and as of April 1, 1994, the Company failed to meet the tangible net worth covenant contained in its loan agreement with the UDC. The Company received a waiver of this covenant from the UDC for the period ending March 31, 1994. The Company has requested a continued waiver from the UDC. There are no assurances that the Company will receive any additional waivers of this covenant and therefor, the Company may be deemed to be in default of its loan obligation to the UDC.

Effects of Inflation

         The Company does not view the effects of inflation to have a material effect upon its business. Increases in costs of raw materials and labor costs have been offset by increases in the price of the Company's products, as well as reductions in costs of production, reflecting management's efforts in this area. While the Company has in the past increased its prices to its customers, it has maintained its relative competitive price position. However, significant decreases in government, military and military subcontractor spending has provided excess production capacity in the industry which in turn has tightened pricing margins.

Item 7.          Financial Statements

         See Index to Financial Statements attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company had had no disagreements with its accountants during the last two fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         The executive officers and directors of the Company are as follows:

      Name                       Age                                    Office
      ----                       ---                                    ------
 Michael Offerman                                                Chairman of the Board of
                                                                  Directors and President

 Ralph Acello                                                    Vice-President - Production
                                                                  and Director

 Robert Knoth                                                    Secretary and Treasurer

 Murray Sennet                                                   Director

 Allen Gottlieb                                                  Director

 Robert Pittman                                                  Director

______________________
  All Directors serve for a term of two years and until their successors are duly elected. All officers serve at the discretion of the Board of Directors.


         Michael Offerman has been a member of the Board of Directors since 1973. In May, 1987, Mr. Offerman was elected President of the Company and has held that position since that date. Prior to his becoming President, Mr. Offerman served as Executive Vice-President of the Company.

         Ralph Acello has been a member of the Board of Directors since 1988. In August, 1984, Mr. Acello was elected the Company's Vice-President of Production and has held the position since that date.

         Robert Knoth joined the Company as Controller in January, 1990 and was elected Treasurer of the Company in March, 1990. Mr. Knoth was elected as Secretary of the Company in September 1992 and Mr. Knoth has held these positions since said dates. From 1986 to January, 1990, Mr. Knoth was employed as controller by G&R Preuss, Inc., a company engaged in the business of manufacturing truck bodies and accessories.

         Murray Sennet has been a member of the Company's Board of Directors since 1970. Mr. Sennet was the Secretary and Treasurer of the Company at the time of his retirement in April, 1986.

         Allen Gottlieb has been a member of the Company's Board of Directors since 1992. Mr. Gottlieb has been an attorney in private practice in New York City for over five (5) years.

         Robert Pittman has been a member of the Board of Directors since 1987. Mr. Pittman retired in October 1992, at which time he had held the position of Vice-President of Engineering and Secretary of the Company.

Significant Employees

         Thomas Hunt is the director of Quality Control, a position he has held since October, 1992. Mr. Hunt joined the Company in 1987 as the laboratory director and senior inspector and held such positions until his promotion in October, 1992.

         Richard Barry is the Director of Purchasing, a position he has held since January 1993. Prior to joining the Company, from July 1992 to December 1992 Mr. Barry was a foreman at L&L Masons in New York and was in charge of project control, material planning and manpower management. From March 1989 through July 1992, Mr. Barry held a similar position at Arey Construction Corp. in New York. Mr. Barry ceased to be employed by the Company in June, 1995.

        Joan Prideaux joined the Company in July, 1995 as National Sales Manager. Prior to such time Ms. Prideaux was employed as an account executive at Viking Connectors.

Certain Reports

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership of Common Stock of the Corporation. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the fiscal year except by Allen Gottlieb, who did not timely file a Form 4 report.

Item 10.         Executive Compensation

         The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 31, 1995, April 1, 1994 and March 27, 1993, for the Company's Chief Executive Officer , Michael Offerman, the Company's President:

                                                                                                   Other Annual
Name and Principal Position             Year                      Salary            Bonus         Compensation(1)
- - ---------------------------             ----                      ------            -----         ---------------
Michael Offerman, President(2)     March 31, 1995                 $86,875             -                $1,000
                                   April 1, 1994                   85,000             -                 1,000
                                   March 27, 1993                  86,408             -                 1,000


(1) Represents a Director's fee of $1,000 per annum for service on the Board of Directors.

(2) During the years ended March 31, 1995, April 1, 1994, and March 27, 1993, the Company provided automobile allowances or the use of a Company-owned vehicle to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile or automobile allowances. The Company is unable to determine without unreasonable effort and expense the specific amount of such benefit; however, the Company has concluded that the aggregate amounts of such personal benefit for the named individual does not exceed $25,000 or 10% of the compensation reported in the salary column.

No other officer of the Company received compensation (salary and/or bonus) equal to or in excess of 100.000 during the fiscal year.

Pension/Benefit/Incentive/Stock Option Plans

         In 1964, the Company's Shareholders and Board of Directors adopted a contributory pension plan (the "Plan") effective April 1, 1964, for salaried employees of the Company. The Plan as revised on April 1, 1987, provides for retirement benefits for qualified employees upon or prior to retirement. Employees are eligible to receive a portion of their retirement benefits, starting 10 years prior to the employees anticipated retirement date, if the employee has completed 15 years of service to the Company. The employee is eligible to receive full retirement benefits for a period of ten (10) years. After the ten year period, the employee will continue to receive a reduced retirement benefit. If the employee dies prior to the ten year period, then the spouse will receive 50% of the retirement benefits up to the ten year period and thereafter will receive a 50% reduction in the retirement benefit for the life of the spouse. The employee may elect to have the retirement benefits altered to suit his anticipated future needs.

         Under an agreement dated January 3, 1961, as amended June 22, 1978, the Company entered into an employment agreement with Michael Offerman, providing for retirement compensation. Upon reaching the age of 65, or the earlier of death, total disability, or employment termination by mutual consent, the employee or his beneficiary would be entitled to retirement payments of $30,000 per year for a period of five years.

         On August 8, 1986, the Board of Directors granted to Mr. Murray Sennet, a supplemental pension, effective upon his retirement on April 11, 1986, in the amount of $600 per month, which pension is to continue for a period of ten (10) years or, in the event of the earlier death of Mr. Sennet.

Cash Bonus Plan

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal years ended March 31, 1995, April 1, 1994, and March 26, 1993.

Item 11.         Security Ownership of Certain Beneficial
                 Owners and Management

         The following table sets forth certain information as of July 10, 1995 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns Common Stock in the Company; and (iii) all Executive Officers and Directors as a group. As of July 18, 1995, there were 2,303,502 shares of Common Stock issued and outstanding.

                                                 Amount of and Nature
                    Name and Address of             of Beneficial
   Title of Class     Beneficial Owner                Ownership           Percentage of Class
- - ---------------------------------------------------------------------------------------------
Common Stock $.50    Michael Offerman                       399,784(1)           17.3%
Par Value            140 58th Street
                     Brooklyn, NY  11220

                     Murray Sennet                           24,500               1.1%
                     1900 Manor Lane
                     Plano, TX  75093

                     Allen Gottlieb                          82,300               3.5%
                     50 Charles Lindberg Blvd
                     Uniondale, NY  11553

                     Robert Pittman                          20,000                *
                     45 Ocean Avenue
                     Monmouth Bch, NJ
                     07750

Common Stock $.05    Gerard Deiss
Par Value            16 Rue De La Mart                      547,000(3)           23.7%
                     Chartreuil
                     6-68 490
                     Mere Par Montfort
                     L'Amaury, France


                     David Lopez and                        278,000              12.1%
                     Nancy Lopez
                     Edge of Woods
                     P.O. Box 323
                     Southhampton, NY 11968


                     All Officers & Directors               481,284              20.89%
                     as a Group (4 in number)

________________________________________
*  Less than 1%.

(1) 43,600 shares of Common Stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.

(2) These shares are beneficially owned by Mr. Deiss through a Liechtenstein trust.

Item 12.         Certain Relationships and Related Transactions

         None.

Item 13.         Exhibits, List and Reports on Form 8-K

(a)  Exhibits filed with Form 10-KSB:

         See attached Exhibit Index.

(b)  Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    IEH CORPORATION

                                           By: /s/ Michael Offerman
                                               ---------------------------
                                               Michael Offerman, President
Dated:   July 22, 1995


         Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/    Michael Offerman                                     July 22, 1995
- - -----------------------------------
Michael Offerman, Chairman of the
 Board and President

/s/   Ralph Acello                                          July 22, 1995
- - -----------------------------------
Ralph Acello
Vice President and Director

/s/  Robert Knoth                                           July 22, 1995
- - -----------------------------------
Robert Knoth, Secretary and
 Treasurer

/s/   Murray Sennet                                         July 22, 1995
- - -----------------------------------
Murray Sennet, Director


/s/  Robert Pittman                                         July 22, 1995
- - -----------------------------------
Robert Pittman, Director


                                 EXHIBIT INDEX

         The following Exhibits have previously been filed with the Securities and Exchange Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such Exhibits. Those Exhibits designated by an asterisk (*) are filed herewith.


  Exhibit No.                                        Description
  -----------                                        -----------

     3.1 Amended and Restated Certificate of Incorporation of the Company [Exhibit C-4 to Current Report filed on From 8-K, dated February 27, 1991].

     3.2                                By-Laws of the Company Filed as Exhibit
                                        3.2 on Report on Form 10-KSB for the
                                        fiscal year ended March 27, 1994.

     4.1 Form of Common Stock Certificate of Company. Filed as Exhibit 4.1 on Report on Form 10-KSB for the fiscal year ended March 27, 1994.

     4.2 Form of Secured Promissory Note payable, New York State Urban Development Corporation [Exhibit 10B to Current Report on Form 8-K, dated July 22, 1992].

     10.1                               License Agreement between the Company
                                        and Brevetron, S.A., Lugano,
                                        Switzerland, dated January 1, 1979.
                                        Filed as Exhibit 10.1 on Report on Form
                                        10-KSB for the fiscal year ended March
                                        27, 1994.

     10.2 Amendment to License Agreement between the Company and Brevetron, S.A. dated September 28, 1982. Filed as Exhibit
                                        10.2 on Report on Form 10-KSB for the
                                        fiscal year ended March 27, 1994.

     10.3 Amendment to License Agreement between the Company and Brevetron, S.A. dated September 20, 1991. Filed as Exhibit
                                        10.3 on Report on Form 10-KSB for the
                                        fiscal year ended March 27, 1994.


     10.4 Lease for premises 140 58th Street, Brooklyn, New York 11220 [Exhibit A to Current Report filed on Form 8-K, dated August 23, 1991].

   Exhibit No.                                       Description
   -----------                                       -----------

     10.5 Form of Loan Agreement between the Company and the New York State Urban Development Corporation [Exhibit 10A to Current Report filed on Form 8-K, dated July 22, 1992].

     10.6 Form of Security Agreement between the Registrant and New York State Urban Development Corporation [Exhibit 10C to Current Report filed on Form 8-K, dated July 22, 1992].

     10.7 Form of financing agreement between the Company and Milberg Factors, Inc. [Exhibit C-1 to the Current Report filed on Form 8-K, dated March 1, 1990].

     10.8 Form of Collective Bargaining Agreement between Company and Local 259 of the United Auto Workers Union, dated October 1, 1991.

     10.9                               Form of Employment Agreement between
                                        Company and Michael Offerman

     23.1*                              Consent of Jerome Rosenberg CPA,
                                        independent auditor of the Company

     27*                                EDGAR Financial Date Schedule


                         _____________________________

ITEM 7-  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA:

                                IEH CORPORATION

                                    CONTENTS


                                                                                                          PAGE
                                                                                                          ----
INDEPENDENT AUDITOR'S REPORT FOR THE YEARS ENDED MARCH 31, 1995
  AND APRIL 1, 1994                                                                                        F-1

BALANCE SHEETS AT MARCH 31, 1995 AND APRIL 1, 1994                                                         F-2

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1995
  AND APRIL 1, 1994                                                                                        F-4

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
  MARCH 31, 1995 AND APRIL 1, 1994                                                                         F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 1995
  AND APRIL 1, 1994                                                                                        F-6

NOTES TO FINANCIAL STATEMENTS                                                                              F-8

                          INDEPENDENT AUDITOR'S REPORT


To the stockholders and Board of Directors of IEH Corporation


I have audited the accompanying balance sheets of IEH Corporation as of March 31, 1995 and April 1, 1994 and the related statements of operations, stockholders equity and cash flows for each of the years ended March 31, 1995 and April 1, 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based upon my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 31, 1995 and April 1, 1994 and the results of its operations and its cash flows for the years ended March 31, 1995 and April 1, 1994 in conformity with generally accepted accounting principles.



                                         /s/ Jerome Rosenberg CPA PC



Syosset, New York
June 2, 1995

                                IEH CORPORATION

                                 BALANCE SHEETS


                                                              March 31,            April 1,
                                                                1995                 1994
                                                             ----------           -----------
                                     ASSETS
CURRENT ASSETS:
 Cash                                                        $      300           $    8,173
 Accounts receivable, less allowance for
  doubtful accounts of $10,062 in 1995 and $28,017
  in 1994 (Note 5)                                              793,083            1,155,867
 Inventories (Notes 1 and 2)                                  1,020,309            1,155,589
 Prepaid expenses and other current assets (Note 3)              89,001               44,611
 Other receivables                                               35,771               29,530
 Prepaid and refundable income taxes                               --                    271
                                                             ----------           ----------
    Total current assets                                      1,938,464            2,394,041
                                                             ----------           ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $4,704,880 in
  1995 and $4,446,115 in 1994 (Notes 1 and 4)                 1,630,362            1,670,773
                                                             ----------           ----------

OTHER ASSETS:
 Prepaid pension cost (Notes 1 and 10)                          160,652              216,102
 Other                                                           49,007               56,837
                                                             ----------           ----------
                                                                209,659              272,939
                                                             ----------           ----------

    Total assets                                             $3,778,485           $4,337,753
                                                             ==========           ==========


                 See accompanying notes to financial statements

                                IEH CORPORATION

                                 BALANCE SHEETS


                                                                                March 31,             April 1,
                                                                                  1995                  1994
                                                                              -----------           ------------
      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts receivable financing (Note 5)                                       $   585,620           $   708,501
 Notes payable, current portion (Note 6)                                           15,706                23,266
 Loan payable, current portion (Note 7)                                            43,604                42,508
 Accrued corporate income taxes                                                    13,794                22,995
 Union pension and health and welfare, current portion (Note 11)                  120,000               120,000
 Accounts payable                                                                 953,532               956,250
 Other current liabilities (Note 9)                                               262,892               429,894
                                                                              -----------           -----------
    Total current liabilities                                                   1,995,148             2,303,414
                                                                              -----------           -----------

LONG-TERM LIABILITIES:
 Pension plan payable (Notes 1 and 10)                                            438,651               396,249
 Notes payable, less current portion (Note 6)                                       4,750                  --
 Loan payable, less current portion (Note 7)                                      320,533               364,137
 Union pension and health and welfare, less current portion (Note 11)             325,947               385,099
 Deferred income taxes
                                                                              -----------           -----------
                                                                                                         13,800
                                                                                1,089,881             1,159,285
                                                                              -----------           -----------
    Total liabilities                                                           3,085,029             3,462,699
                                                                              -----------           -----------

COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY: (Note 12)
 Common stock, $.50 par value:
 10,000,000 shares authorized;
 2,303,502 shares issued and outstanding                                        1,151,751             1,151,751
 Capital in excess of par value                                                 1,615,874             1,615,874
 Retained earnings (Deficit)                                                    (2,074,169)           (1,892,571)
                                                                              -----------           -----------
    Total stockholders' equity                                                    693,456               875,054
                                                                              -----------           -----------
    Total liabilities and stockholders' equity                                $ 3,778,485           $ 4,337,753
                                                                              ===========           ===========


                 See accompanying notes to financial statements

                                IEH CORPORATION

                            STATEMENTS OF OPERATIONS


                                                         Year Ended
                                               ------------------------------

                                                March 31,            April 1,
                                                 1995                 1994
                                               ----------          ----------
REVENUES:
  Net sales (Note 13)                          $4,958,600          $5,992,294
  Other                                              --                 4,300
                                               ----------          ----------
                                                4,958,600           5,996,594
                                               ----------          ----------

COSTS AND EXPENSES:
  Cost of products sold                         3,925,204           4,521,732
  Selling, general and administrative             809,235           1,019,855
  Interest                                        144,620             111,776
  Depreciation and amortization                   258,765             285,230
                                               ----------          ----------
                                                5,137,824           5,938,593
                                               ----------          ----------

OPERATING INCOME (LOSS)                          (179,224)             58,001
                                               ----------          ----------

OTHER INCOME                                        1,719              10,667
                                               ----------          ----------

INCOME (LOSS) BEFORE INCOME TAXES                (177,505)             68,668

PROVISION FOR INCOME TAXES                          4,093              22,995
                                               ----------          ----------

NET INCOME (LOSS)                              $ (181,598)         $   45,673
                                               ==========          ==========
INCOME (LOSS) PER COMMON SHARE
 BEFORE INCOME TAXES                           $     (.08)         $     (.03)
                                               ==========          ==========
NET INCOME (LOSS) PER
  COMMON SHARE(Note 1)                         $     (.08)         $     (.02)
                                               ==========          ==========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            2,303,502           2,303,502
                                               ==========          ==========


                 See accompanying notes to financial statements

                                IEH CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended March 31, 1995 and April 1, 1994




                                                                  Common Stock             Capital in         Retained
                                                             -----------------------        Excess of         Earnings
                                                             Shares           Amount        Par Value         (Deficit)
                                                             ------           ------        ---------         ---------
BALANCES, March 26, 1993                                  2,303,502      1,151,751        1,615,874       (1,938,244)

NET INCOME-Year Ended April 1, 1994                                                                           45,673
                                                          ---------     ----------       ----------      -----------
BALANCES, April 1, 1994                                   2,303,502      1,151,751        1,615,874       (1,892,571)

NET LOSS-Year Ended March 31, 1995                                                                          (181,598)
                                                          ---------     ----------       ----------      -----------
BALANCES, March 31, 1995                                  2,303,502     $1,151,751       $1,615,874      $(2,074,169)
                                                          =========     ==========       ==========      ===========



                 See accompanying notes to financial statements

                                IEH CORPORATION

                            STATEMENTS OF CASH FLOWS
                          Increase (Decrease) in Cash


                                                                              Year Ended
                                                                     -----------------------------
                                                                     March 31,            April 1,
                                                                       1995                 1994
                                                                     ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                                   $(181,598)          $  45,673
                                                                     ---------           ---------
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization                                      258,765             285,230

   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                         362,784            (507,988)
    (Increase) decrease in inventories                                 135,280            (146,779)
    (Increase) decrease in prepaid expenses
       and other current assets                                        (44,390)             21,268
    (Increase) decrease in other receivables                            (6,241)            (27,762)
    (Increase) decrease in prepaid pension costs                        55,450             (31,654)
    (Increase) decrease in other assets                                  7,830              (3,956)
    (Increase) decrease in prepaid and refundable
        income taxes                                                       271                 729

    (Decrease) increase in accounts payable                             (2,718)           (513,426)
    (Decrease) increase in other current liabilities                  (167,002)             49,866
    Increase in accrued corporate income taxes payable                  (9,201)             22,995
    Increase in due to union pension and health and welfare            (59,152)            505,099
    Decrease in deferred taxes                                         (13,800)               --
    (Decrease) increase in pension plan payable
                                                                        42,402              69,980
                                                                     ---------           ---------
             Total adjustments                                         560,278            (276,398)
                                                                     ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                  378,680            (230,725)
                                                                     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                          (218,354)           (219,481)
                                                                     ---------           ---------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                              (218,354)           (219,481)
                                                                     ---------           ---------



                 See accompanying notes to financial statements

                                IEH CORPORATION

                          Increase (Decrease) in Cash


                                                                      Year Ended
                                                              ---------------------------
                                                              March 31,         April 1,
                                                                1995              1994
                                                              --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable                          $ (2,810)         $ 15,178
 Proceeds from loan payable                                       --                --
 Proceeds from accounts receivable financing                      --             392,938
 Principal payments on accounts receivable financing          (122,881)             --
 Principal payments on loan payable                            (42,508)          (28,355)
                                                              --------          --------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                       (168,199)          379,761
                                                              --------          --------

INCREASE (DECREASE) IN CASH                                     (7,873)          (70,445)

CASH, beginning of year                                          8,173            78,618
                                                              --------          --------

CASH, end of quarter
                                                              $    300          $  8,173
                                                              ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION, cash paid during the quarter for:
     Interest                                                 $144,620          $111,776
                                                              ========          ========
     Income taxes                                             $  4,093          $ 22,995
                                                              ========          ========


                 See accompanying notes to financial statements

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         DESCRIPTION OF BUSINESS:

         The Company is engaged in the design, development, manufacture and distribution of high performance electronic printed circuit connectors and specialized interconnection devices. Electronic connectors and interconnection devices are used to provide electrical connections between electronic component assemblies. The Company develops and manufactures connectors which are designed for a variety of high technology and high performance applications, and are primarily utilized by those users who require highly efficient and dense(the space between connection pins within the connector) electrical connections.

         The Company is continuously redesigning and adapting its connectors to meet and keep pace with developments in the electronics industry, and has, for example, developed connectors for use with flex-circuits now being used in aerospace programs, computers, air-borne communication systems, testing systems and other areas. The Company also services its customers, by working directly with the customers in the development and design of connectors to meet specific product requirements.

         ACCOUNTING PERIOD:

         The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31. The year ended March 41, 1995 was comprised of 52 weeks, while the year ended April 1, 1994 was comprised of 53 weeks.

         INVENTORIES:

         Inventories are stated at cost, on a first-in, first-out basis, which does not exceed market value.

         PROPERTY,PLANT AND EQUIPMENT:

         Property, plant and equipment is stated at cost less accumulated depreciation and amortization.The Company provides for depreciation and amortization on the straight-line method over estimated useful lives of four to ten years.

         Maintenance and repair expenditures are charged to operations, and renewals and betterments are capitalized. Items of property, plant and equipment which are sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation or mortization account and any gain or loss thereon is credited or charged to operations.

         INCOME TAXES:

         The Company follows the policy of treating investment tax credits as a reduction in the provision for Federal income tax in the year in which the credit arises or may be utilized. Deferred income taxes arise from temporary differences resulting from different depreciation methods used for financial and income tax purposes. The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" effective for the year ended March 26, 1993.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         PENSION PLAN:

         The Company has a defined benefit pension plan covering its salaried employees. The Company's policy is to fund amounts equal to the tax minimum funding requirements.

         NET INCOME (LOSS) PER COMMON SHARE:

         Net income (loss) per common share is based upon the weighted average number of common shares outstanding during each year.


NOTE 2-  INVENTORIES:

         Inventories are comprised of the following:

                                                           March 31,         April 1,
                                                             1995              1994
                                                        ------------        ----------
                 Raw materials                            $  575,144       $  652,009
                 Work in process                             115,070          118,954
                 Finished goods                              330,095          384,626
                                                          ----------       ----------

                                                          $1,020,309       $1,155,589
                                                          ==========       ==========


NOTE 3-  PREPAID AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:


                                                                   March 31,          April 1,
                                                                     1995              1994
                                                                   ----------        ---------
                 Prepaid insurance                                  $ 20,843          $ 34,177
                 Other                                                68,158            10,434
                                                                    --------          --------

                                                                    $  89,001        $  44,611
                                                                    =========        =========

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4-  PROPERTY, PLANT AND EQUIPMENT:

         Details of property, plant and equipment are as follows:


                                                  March 31,     April 1,
                                                    1995          1994
                                                  ----------   ----------
Leasehold improvements                            $  568,006   $  566,706
Machinery and equipment                            3,636,802    3,452,871
Tools and dies                                     1,642,855    1,623,194
Furniture and fixtures                               432,760      430,544
Transportation equipment                              54,819       43,573
                                                  ----------   ----------
                                                   6,335,242    6,116,888
Less: accumulated depreciation and amortization    4,704,880    4,446,115
                                                  ----------   ----------
                                                  $1,630,362   $1,670,773
                                                  ==========   ==========


NOTE 5-  ACCOUNTS RECEIVABLE FINANCING:

         The Company entered into an accounts receivable financing agreement whereby it can borrow up to ninety percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2% above The Chemical Bank's publicly announced rate (6.25% at March 31, 1995),with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon providing sixty days prior written notice. The loan is secured by the Company's accounts receivable and inventories.

NOTE 6-  NOTES PAYABLE:

         The following is a summary of notes payable:

                                                  Interest  March 31,   April 1,
                                                   Rate       1995        1994
                                                  --------  ---------   --------
Note payable in monthly installments
 of $297 through August, 1997 and
 collateralized by transportation equipment        9.75%     $ 8,313     $ 2,964
Insurance financing payable                       11.25%      13,876      21,746
                                                  -----      -------     -------

                                                              22,189      24,710

Less: unamortized discount                                     1,733       1,444
                                                             -------     -------
                                                              20,456      23,266
Less: current portion                                         15,706      23,266
                                                             -------     -------
Long-term portion
                                                             $ 4,750     $  --
                                                             =======     =======


                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



NOTE 7-  LOAN PAYABLE

         On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation (UDC), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 7%. The terms of the loan required only monthly interest payments from September 1, 1992 until August 1, 1993. Payment of principal and interest began on September 1, 1993. The balance remaining at March 31, 1995 amounted to $364,137.

         Aggregate future principal payments are as follows:

                          Fiscal Year Ending March:

                                  1996                                43,603
                                  1997                                44,543
                                  1998                                46,314
                                  1999                                50,693
                                  Thereafter                         178,984
                                                                    --------
                                                                    $364,137
                                                                    ========


         As of March 31, 1995 and as of March 31, 1994, the Company had failed to meet one of the financial covenants; namely that the "Company" shall be obligated to maintain a tangible net worth of not less than $1,000,000 through 1994". The Company reported tangible net worth of $693,456 at March 31, 1995 and $875,054 at April 1, 1994. The
         inability of the Company to meet this covenant is ascribed to the reported net loss of $637,899 for the year ended March 26, 1993, which reduced tangible net worth from $1,467,280 as reported at March 27, 1992. The reported net income of $45,673 for the year ended April 1, 1994 did not increase tangible net worth to the required level.

         The Company had previously received a waiver of this covenant from the UDC through the period ended July 8, 1993 and has subsequently received an additional waiver of this covenant through the period ending March 31, 1994. The Company has applied to the UDC for an additional waiver of this covenant. However, there are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation to the UDC and the entire loan plus interest will become due and payable.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



NOTE 8-  INCOME TAXES:


         The Company has available at March 31, 1995, for federal income tax purposes, a net operating loss of approximately $1,900,000 of which approximately $1,300,000 will expire in 2007 with the balance expiring in 2008. In addition, the Company has unused investment tax credits of approximately $86,000 which expire between 1997 and 2002.


NOTE 9-  OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:


                                                                March 31,    April 1,
                                                                  1995         1994
                                                                --------     --------
                          Payroll and vacation pay accruals     $ 15,075     $ 66,137
                          Sales commissions                        7,315       41,884
                          License fees                            75,417       68,602
                          Pension plan payable                    35,049       72,463
                          Other                                  130,036      180,808
                                                                --------     --------
                                                                $262,892     $429,894
                                                                ========     ========



NOTE 10-  PENSION PLAN - SALARIED PERSONNEL:

         Pension plan expense for the years ended March 31, 1995, and April 1, 1994 include the following components:



                                                          Year Ended
                                                     ---------------------
                                                     March 31,     April 1,
                                                      1995          1994
                                                     -------       -------
                 Service cost                        $ 6,867       $ 6,976
                 Interest cost on
                  projected benefit obligation        27,509        31,317
                 Actual return on assets
                  held in plan                         4,107        32,771
                 Net amortization of
                  transition liability
                  and net gain                        21,755        25,021
                                                     -------       -------

                 Pension plan expense                $52,024       $46,043
                                                     =======       =======


                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



NOTE 10-         PENSION PLAN-SALARIED PERSONNEL: (CONTINUED)

                 The unfunded status of the plan at March 31, 1995 and April 1, 1994 is as follows:



                                                            March 31,      April 1,
                                                              1995           1994
                                                            --------       --------
                 Vested benefit obligation                  $478,934       $577,681
                                                            ========       ========

                 Accumulated benefit obligation             $503,201       $598,827
                                                            ========       ========

                 Projected benefit obligation               $514,175       $607,900
                 Plan assets at fair value                    38,208        130,115
                                                            --------       --------
                 Unfunded status                             475,967        477,785
                 Unrecognized net gain                         1,125         27,656
                 Unrecognized liability at transition        172,751        197,429
                 Adjustment required to recognize
                  minimum liability                          162,902        216,012
                                                            --------       --------

                 Net pension liability recognized in
                  the balance sheet                         $464,993       $468,712
                                                            ========       ========




         The weighted discount rate used to measure the projected benefit obligation is 5.25%, the rate of increase in future compensation levels is 5.25% and the expected long-term rate of return on assets is 9%.

         At March 31, 1995 and April 1, 1994, $35,049 and $72,463 respectively, of the pension liability is included in other current liabilities, with the balance of $396,249 and $326,269 respectively, shown as a long-term liability. At March 31, 1995 and April 1, 1994, the long-term portion includes $160,652 and $216,012 respectively, representing the recognition of the additional minimum liability, to comply with the requirements of Statement of Financial Accounting Standards No. 87

         All Plan assets are invested in the Cigna Guaranteed Deposit Administration Fund.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 11-    COMMITMENTS:

         The Company had entered into employment agreements with certain of its officers. The agreements provide for retirement compensation of $30,000 per annum for a period of five years upon reaching either age 65, death, total disability or employment termination by mutual consent between the Company and the respective officer. Prior to March 26, 1993, all but one of these agreements had expired. The remaining agreement is with the President of the Company.

         The Company is the licensee under a licensing agreement pertaining to the use, sale and know-how of certain technical products relating to the Company's operations. The agreement provides for payment of license fees of 3% of certain sales, with a minimum annual payment of $10,000. The agreement expires on the earlier of the date of expiration of the licensed patents or until the know-how becomes public knowledge. In addition, the Company, at its discretion, can terminate the agreement upon providing six months written notice to the licensor. License fees incurred pursuant to the agreement for the years ended March 31, 1995 and April 1, 1994 were approximately $80,000 and $103,000 respectively.


         On August 23, 1991, the Company entered into a lease with the New York City Economic Development Corporation for its office and manufacturing facility. The Company is obligated under this lease through September 1, 2001, at minimum annual rentals as follows:

                          Fiscal Year Ending:
                             1996                           $194,236
                             1997                            194,236
                             1998                            194,236
                             1999                            194,236
                             2000                            194,236
                          Thereafter                         274,630
                                                          ----------

                                                          $1,245,810
                                                          ==========

         Net rental expense for the year ended April 1, 1994 for this lease was $186,952.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 11- COMMITMENTS: (CONTINUED)


         The Company has, with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is not currently available. The amount of accumulated benefits and net assets of such plan also is not currently available to the Company. Total contributions charged to expense under this pension plan were $69,526 and $65,254 for the fiscal years ending March 31, 1995 and April 1, 1994.

         As of March 31, 1995, the Company was in arrears with respect to its contributions to the union's health and welfare and pension plans. The amount due the health and welfare plan was $239,889 and the amount due the pension plan was $206,058, for a total amount due of $445,947.

         In December, 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

                 The sum of $10,000 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 52 months.

                 Additionally, both parties have agreed that current obligatory funding by the Company will be made on a timely current basis.

         The total amount due of $445,947 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $325,947 as a long-term liability.


NOTE 12- STOCK OPTION PLAN:

         On December 4, 1986 and as supplemented on January 6, 1987 and March 11, 1987, the Company's Board of Directors proposed the establishment of a non-qualified stock option plan for key employees, which was ratified on September 11, 1987 by a majority vote of the Company's stockholders at the Company' annual meeting. The plan provided for the granting of options to purchase an aggregate of 125,000 shares of the Company's common stock. The Plan lapsed in September 1992. There are currently no options outstanding nor exercisable at March 31, 1995.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS




NOTE 13- REVENUES FROM MAJOR CUSTOMERS:

         In the fiscal year ended March 31, 1995, more than 10% of the Company's total revenues were earned from three customers. Total sales to these customers were approximately $1,680,000. Individually, sales to these three customers were $717,000, $581,000 and $382,000. In the fiscal year ended April 1, 1994, more than 10% of the Company's total revenues were earned from three customers. Total sales to these customers were approximately $964,000, $662,000 and $503,000.

                                IEH CORPORATION

Statement re: Computation of Net Income (Loss) Per Common Share


Net income or (loss) per common share is computed by dividing the net income or
(loss) by the weighted average number of common shares outstanding during each year as follows:


                                                   Fiscal Year Ended
                                            ------------------------------
                                             March 31,          April 1,
                                               1995               1994
                                            -----------        -----------
Income (Loss) before income taxes            $ (177,505)        $   68,668

Net Income (Loss)                            $ (181,598)        $   45,673

Weighted Average Number of
  Common Shares Outstanding                   2,303,502          2,303,502

Income (Loss) per common share before
  income taxes                               $     (.08)        $     (.03)

Net Income (Loss) per
  Common Share                               $     (.08)        $     (.02)

                                 EXHIBIT INDEX

         The following Exhibits have previously been filed with the Securities and Exchange Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such Exhibits. Those Exhibits designated by an asterisk (*) are filed herewith.


  Exhibit No.                                        Description
  -----------                                        -----------

     3.1 Amended and Restated Certificate of Incorporation of the Company [Exhibit C-4 to Current Report filed on From 8-K, dated February 27, 1991].

     3.2                                By-Laws of the Company Filed as Exhibit
                                        3.2 on Report on Form 10-KSB for the
                                        fiscal year ended March 27, 1994.

     4.1 Form of Common Stock Certificate of Company. Filed as Exhibit 4.1 on Report on Form 10-KSB for the fiscal year ended March 27, 1994.

     4.2 Form of Secured Promissory Note payable, New York State Urban Development Corporation [Exhibit 10B to Current Report on Form 8-K, dated July 22, 1992].

     10.1                               License Agreement between the Company
                                        and Brevetron, S.A., Lugano,
                                        Switzerland, dated January 1, 1979.
                                        Filed as Exhibit 10.1 on Report on Form
                                        10-KSB for the fiscal year ended March
                                        27, 1994.

     10.2 Amendment to License Agreement between the Company and Brevetron, S.A. dated September 28, 1982. Filed as Exhibit
                                        10.2 on Report on Form 10-KSB for the
                                        fiscal year ended March 27, 1994.

     10.3 Amendment to License Agreement between the Company and Brevetron, S.A. dated September 20, 1991. Filed as Exhibit
                                        10.3 on Report on Form 10-KSB for the
                                        fiscal year ended March 27, 1994.


     10.4 Lease for premises 140 58th Street, Brooklyn, New York 11220 [Exhibit A to Current Report filed on Form 8-K, dated August 23, 1991].

   Exhibit No.                                       Description
   -----------                                       -----------

     10.5 Form of Loan Agreement between the Company and the New York State Urban Development Corporation [Exhibit 10A to Current Report filed on Form 8-K, dated July 22, 1992].

     10.6 Form of Security Agreement between the Registrant and New York State Urban Development Corporation [Exhibit 10C to Current Report filed on Form 8-K, dated July 22, 1992].

     10.7 Form of financing agreement between the Company and Milberg Factors, Inc. [Exhibit C-1 to the Current Report filed on Form 8-K, dated March 1, 1990].

     10.8 Form of Collective Bargaining Agreement between Company and Local 259 of the United Auto Workers Union, dated October 1, 1991.

     10.9                               Form of Employment Agreement between
                                        Company and Michael Offerman

     23.1*                              Consent of Jerome Rosenberg CPA,
                                        independent auditor of the Company

     27*                                EDGAR Financial Date Schedule