Form 10QSB
period 1995-06-30
IEH CORPORATION
filed 1995-08-18
CIK 50292

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                           _______________________

                                 FORM 10-QSB

 ----  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995

 ----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________


                           Commission File No. O-5258
                                               ------

                               IEH CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                       1365549348
-------------------------------                      ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)


             140 58th Street, Suite 8E, Brooklyn, New York 11220
-------------------------------------------------------------------------------
                    (Address of principal executive office)

Registrant's telephone number, including area code: (718) 492-4440

-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


     Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                               No
                     -----                                -----

     2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of August 15, 1995.

                               IEH CORPORATION

                                   CONTENTS


                                                                        Page
                                                                       Number
                                                                       ------


PART 1 - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Balance Sheets
                  June 30, 1995 (Unaudited)
                  and March 31, 1995                                     3

                  Statement of Operations
                  (Unaudited) for the three months
                  ended June 30, 1995 and
                  July 1, 1994                                           5

                  Statement of Cash Flows (Unaudited)
                  for the three months ended June 30, 1995
                  and July 1, 1994                                       6

                  Notes to Financial Statements
                  (Unaudited)                                            7

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                         12

PART II - OTHER INFORMATION                                             14

                                IEH CORPORATION

                                 BALANCE SHEETS





                                                                                            June 30,         March 31,
                                                                                              1995             1995
                                                                                            ---------        ---------
                                                                                           (Unaudited)
                                                    ASSETS


CURRENT ASSETS:
 Cash                                                                                     $       300       $      300

 Accounts receivable, less allowance for
  doubtful accounts of $10,062 at June 30, 1995,
  and March 31, 1995                                                                          637,373          793,083
 Inventories (Notes 2)                                                                      1,023,600        1,020,309
 Prepaid expenses and other current assets (Note 3)                                            79,322           89,001
 Other receivables                                                                             38,696           35,771
                                                                                          -----------       ----------
    Total current assets                                                                    1,779,291        1,938,464
                                                                                          -----------       ----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $4,771,030 at
  June 30, 1995 and $4,704,880 at March 31, 1995                                            1,626,692        1,630,362
                                                                                          -----------       ----------

OTHER ASSETS:
 Prepaid pension cost                                                                         160,656          160,652
 Other                                                                                         48,632           49,007
                                                                                          -----------       ----------
                                                                                              209,284          209,659
                                                                                          -----------       ----------

    Total assets                                                                          $43,651,267       $3,778,485
                                                                                          ===========       ==========





                 See accompanying notes to financial statements

                                IEH CORPORATION

                                 BALANCE SHEETS




                                                                                   June 30,                  March 31,
                                                                                     1995                     1995
                                                                                   ---------                ---------
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts receivable financing                                                     $  453,920              $   585,620
 Notes payable, current portion                                                         8,771                   15,706
 Loan payable, current portion (Note 5)                                                42,727                   43,604
 Accrued corporate income taxes                                                        21,722                   13,794
 Union pension and health and welfare, current portion (Note 6)                       120,000                  120,000
 Accounts payable                                                                   1,076,084                  953,532
 Other current liabilities (Note 4)                                                   277,199                  262,892
                                                                                 ------------             ------------
    Total current liabilities                                                       2,000,413                1,995,148
                                                                                 ------------             ------------

LONG-TERM LIABILITIES:
 Pension plan payable                                                                 463,562                  438,651
 Notes payable, less current portion                                                    3,282                    4,750
 Loan payable, less current portion (Note 5)                                          268,599                  320,533
 Union pension and health and welfare, long-term (Note 6)                             309,895                  325,947
                                                                                 ------------             ------------
                                                                                    1,045,338                1,089,881
                                                                                 ------------             ------------
    Total liabilities                                                               3,045,751                3,085,029
                                                                                 ------------             ------------
STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value:
 10,000,000 shares authorized;
 2,303,502 shares issued and outstanding                                            1,151,751                1,151,751
 Capital in excess of par value                                                     1,615,874                1,615,874
 Retained earnings, (Deficit)                                                      (2,162,109)              (2,074,169)
                                                                                 ------------             ------------
    Total stockholders' equity                                                        605,516                  693,456
                                                                                 ------------             ------------
    Total liabilities and stockholders' equity                                   $  3,651,267             $  3,778,485
                                                                                 ============             ============





                 See accompanying notes to financial statements

                                IEH CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                              Three Months Ended
                                                                         --------------------------------
                                                                          June 30,                 July 1,
                                                                           1995                      1994
                                                                          ----------               ---------
REVENUES:
  Net sales                                                           $  1,031,647               $  1,319,394
                                                                      --------------             -------------

COSTS AND EXPENSES:
  Cost of products sold                                                    811,315                    987,341
  Selling, general and administrative                                      198,395                    231,006
  Interest                                                                  37,716                     30,571
  Depreciation and amortization                                             66,150                     51,150
                                                                          --------                  ---------
                                                                         1,113,576                  1,300,068
                                                                         ---------                  ---------

OPERATING INCOME (LOSS)                                                   ( 81,929)                    19,326
                                                                        ----------                   --------

OTHER INCOME                                                                   289                       -
                                                                          --------                  ---------

INCOME (LOSS) BEFORE INCOME TAXES                                         ( 81,640)                    19,326


PROVISION FOR INCOME TAXES                                                (  6,300)                   ( 6,000)
                                                                         ----------                 ---------

NET INCOME (LOSS)                                                       $ ( 87,940)                 $  13,326
                                                                        ==========                  =========


INCOME (LOSS) PER COMMON SHARE
 BEFORE INCOME TAXES                                                    $    ( .04)                $     .008
                                                                       ===========                 ==========


NET INCOME (LOSS) PER
  COMMON SHARE(Note 1)                                                  $    ( .04)                $     .006
                                                                        ==========                 ==========



WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                     2,303,502                  2,303,502
                                                                         =========                 ==========





                 See accompanying notes to financial statements

                                IEH CORPORATION

                            STATEMENTS OF CASH FLOWS
                          Increase (Decrease) in Cash

                                                                                    Three Months Ended
                                                                                  -----------------------
                                                                         June 30,                            July 1,
                                                                           1995                                1994
                                                                         -----------                         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                                      $ ( 87,940 )                       $  13,326
                                                                        ------------                       -----------
  Adjustments to reconcile net income(loss)
   to net cash used in operating activities:
    Depreciation and amortization                                           66,150                            66,750

   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                             155,710                            32,446
    (Increase) decrease in inventories                                    (  3,291 )                        (  6,427 )
    (Increase) decrease in prepaid expenses
       and other current assets                                              9,679                            18,874
    (Increase) decrease in other receivables                              (  2,925 )                        (  5,048 )
    (Increase) decrease in other assets                                        375                          (  7,293 )
    (Increase) decrease in prepaid and refundable
      income taxes                                                               -                               271

    (Decrease) increase in accounts payable                                122,552                            34,305
    (Decrease) increase in other current liabilities                        14,307                             4,772
    Increase in accrued corporate income taxes payable                       7,928                             5,729
    Increase in due to union pension and health and welfare               ( 16,052 )                        ( 33,196 )
    (Decrease) increase in pension plan payable                             24,911                          ( 30,113 )
                                                                          --------                        ----------
             Total adjustments                                             379,344                            81,070
                                                                         ---------                          --------
NET CASH USED IN OPERATING ACTIVITIES                                      291,404                            94,396
                                                                         ---------                          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                              ( 98,930 )                        ( 60,695 )
                                                                        ----------                        ----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                                  ( 98,930 )                        ( 60,695 )
                                                                        ----------                        ----------





                 See accompanying notes to financial statements

                                IEH CORPORATION

                          Increase (Decrease) in Cash



                                                                                    Three Months Ended
                                                                                    -------------------
                                                                            June 30,                July 1,
                                                                             1995                    1994
                                                                            -------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable                                    $  ( 8,403 )              $(   1,751 )
 Proceeds from loan payable                                                     -                        -
 Proceeds from accounts receivable financing                                    -                        -
 Principal payments on accounts receivable financing                     ( 131,710 )                ( 27,779 )
 Principal payments on loan payable                                      (  52,811 )                ( 10,780 )
                                                                         ---------                 ---------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                                  ( 192,924 )                ( 40,310 )
                                                                         ---------                 ---------

INCREASE (DECREASE) IN CASH                                               (    -   )                (  6,609 )

CASH, beginning of year                                                        300                     8,173
                                                                         ---------                 ---------

CASH, end of year                                                        $     300                 $   1,564
                                                                         =========                 =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION, cash paid during the year for:
     Interest                                                            $  37,716                 $  30,571
                                                                         =========                 =========

     Income taxes                                                        $   6,300                 $   6,000
                                                                         =========                 =========





                 See accompanying notes to financial statements

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1-  FINANCIAL STATEMENTS:

        The accompanying financial statements of IEH Corporation("The Company") for the three months ended June 30, 1995 and July 1, 1994 have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 1995. The balance sheet at March 31, 1995 has been taken from the audited financial statements of that date.



NOTE 2- INVENTORIES:

        Inventories are comprised of the following:


                                                 June 30,                  March 31,
                                                  1995                       1995
                                                -----------                 ---------
                                                (Unaudited)
        Raw materials                           $   577,000               $   575,144

        Work in process                             115,440                   115,070
        Finished goods                              331,160                   330,095
                                                -----------                 ---------

                                                $ 1,023,600               $ 1,020,309
                                                ===========               ===========


         Inventories are priced at the lower of cost (first-in, first-out method) or market. As of June 30, 1995, the Company established a reserve for obsolescence of $12,000 to reflect net realizable value.

         Inventories at June 30, 1995 are recorded net of this reserve.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)





NOTE 3-  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                                                          June 30,                March 31,
                                                                           1995                     1995
                                                                        -----------               ---------
                                                                        (Unaudited)
         Prepaid insurance                                               $ 13,062                  $ 20,843
         Other current assets                                              66,260                   68,158
                                                                         --------                  --------
                                                                         $ 79,322                  $ 89,001
                                                                         ========                  ========


NOTE 4-  OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                                                            June 30,                  March 31,
                                                                              1995                       1995
                                                                           ------------                 ---------
                                                                           (Unaudited)
         Payroll and vacation accruals                                       $ 38,225                 $  15,075
         Sales commissions                                                      8,550                     7,315
         License fees                                                          96,513                    75,417
         Pension plan payable                                                  35,049                    35,049
         Other                                                                 98,862                   130,036
                                                                            ---------                 ---------
                                                                            $ 277,199                 $ 262,892
                                                                            =========                 =========

NOTE 5-  LOAN PAYABLE:

         On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation, ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 3% to 7%. On May 25, 1995 the UDC increased the rate of interest 1% to 5% per annum retroactive to March 31, 1995. The balance remaining at June 30, 1995 was $311,326.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 5-  LOAN PAYABLE (CONTINUED):

         Aggregate future principal payments are as follows:

                   Fiscal Year Ending March:
                             1995                           $  42,727
                             1995                              43,603
                             1996                              44,543
                             1997                              46,314
                          Thereafter                          134,139
                                                            ---------
                                                            $ 311,326
                                                            =========

         As of June 30, 1995, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,000,000 for the duration of the loan". The Company reported tangible net worth of $605,516 at June 30, 1995. The inability of the Company to meet this covenant is ascribed to the reported net loss of $637,899 for the year ended March 26, 1993 which reduced tangible net worth from $1,467,280 as reported at March 27, 1992.

         The Company had previously received a waiver of this covenant from the UDC through the period ending March 31, 1994. The UDC is presently reviewing the financial statements of the Company for the year ended March 31, 1995 with respect to consideration of the granting of an additional waiver of this covenant.

         There are no assurances that the Company will receive any additional waivers of this covenant through the period ending June 30, 1995. Should the Company not receive any additional waivers of this covenant, then it will be deemed to be in default of this loan obligation to the UDC and the entire loan plus interest will become due and payable.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 6-  COMMITMENTS:

         The Company has, with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. Total contributions charged to operations under this pension plan were $13,934 for the three months ended June 30, 1995.

         As of June 30, 1995, the Company was in arrears with respect to its contributions to the union's health and welfare and pension plans. The amount due the health and welfare plan was $204,889 and the amount due the pension plan was $225,006, for a total of $429,895.


         In December, 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

              The sum of $10,000 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 49 months.

              Additionally, both parties have agreed that current obligatory funding by the Company will be made on a timely current basis.

              The total amount due of $429,895 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $309,895 as a long-term liability.




NOTE 7-  CHANGES IN STOCKHOLDERS' EQUITY:

         Retained earnings decreased by $87,940 which represents the net loss for the three months ended June 30, 1995.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:


The following table sets forth for the periods indicated, sales revenues and percentages for certain items in the financial data as such items of the
Company:

                                                                      Three Months Ended
                                                              ----------------------------------
                                                               June 30,                   July 1,
                                                                1995                      1994
                                                              --------                 ---------
Revenues, net sales(in thousands)                             $  1,032                  $  1,319
                                                              --------                  --------

Costs and Expenses:
 (as a percentage of revenues)

 Cost of products sold                                            78.6%                     74.8%
 Selling,general and administrative                               19.2%                     17.5%
 Interest expense                                                  3.7%                      2.3%
 Depreciation and amortization                                     6.4%                      3.9%
                                                              --------                  --------
         Total costs and expenses                                107.9%                     98.5%
                                                              --------                  --------

 Income (loss) before income taxes                               ( 7.9%)                     1.5%
                                                              --------                  --------

 Provision for income taxes                                       ( .6%)                     (.5%)
                                                              --------                  --------

 Net income (loss)                                                (8.5%)                     1.0%
                                                              ========                  ========




COMPARATIVE ANALYSIS:

Operating revenues for the three month period ending June 30, 1995 amounted to $1,031,647 reflecting a 21.8% decrease versus the prior three month period ending July 1, 1994 of $1,319,394. The decrease in revenues in this comparative period reflects a continued decrease in governmental and military procurement and the Company's efforts to redirect its sales efforts to commercial electronic sales.

Cost of products sold amounted to $811,315 for the three months ended June 30, 1995, or 78.6% of revenues. This reflected a increase of 3.8% in the cost of products sold from $987,341 or 74.8% of revenues from the comparative three month period ended July 1, 1994. This increase is primarily due to the decrease in revenues as a result of decreased governmental and military procurement.

Selling, general and administrative expenses were $198,395 or 19.2% of revenues, compared to $231,006 or 17.5% of revenues for the comparative three month period ending July 1, 1994. This increase of 1.7% was attributed to certain fixed costs remaining constant despite a decline in sales during this period.

Interest expense was $37,716 or 3.7% of revenues as compared to $30,571 or 2.3% of revenues for the prior nine month period ending December 24, 1993. The increase in interest expense of 1.4% reflects the increase in the interest rates in fiscal 1995 as compared to the prior year.

Depreciation and amortization of $66,150 or 3.9% was reported for the three months ended June 30, 1995 This reflects an increase of 2.5% over the prior three month period ending July 1, 1994 of $51,150 or 3.9% of revenues. This expense as a percentage of revenues increased as a result of decreased revenues as well as an increase in the acquisition of machinery and equipment during the three month period ended June 30, 1995.

The Company reported a net loss of $87,940 for the three month period ended June 30, 1995, representing a loss of $.04 per common share as compared to net income of $.006 per common share for the three months ended June 30, 1995. This comparative decrease for the three month periods is due to an overall decrease in revenues during this period.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27. Financial Data Schedule

                                  SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IEH CORPORATION
                                            (Registrant)

August 15, 1995                             s/Michael Offerman
-----------------                           ------------------
                                            Michael Offerman
                                            President

August 15, 1995                             s/Robert Knoth
-----------------                           ------------------
                                            Robert Knoth
                                            Chief Financial Officer

                                EXHIBIT INDEX
                                -------------



                    Exhibit 27     Financial Data Schedule