Form 10QSB
period 1995-09-30
IEH CORPORATION
filed 1995-11-09
CIK 50292

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   September 30, 1995
                               ----------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

                           Commission File No. O-5258

                                 IEH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                                  1365549348
--------------------                                       ---------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                           Identification Number)


               140 58th Street, Suite 8E, Brooklyn, New York 11220
--------------------------------------------------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code: (718) 492-4440
                                                    --------------

       ------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


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

                 2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of November 7, 1995.

                                 IEH CORPORATION

                                    CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------
PART 1 - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Balance Sheets
                  September 30, 1995 (Unaudited)
                  and March 31, 1995                                           1

                  Statement of Operations
                  (Unaudited) for the six months
                  ended September 30, 1995 and
                  September 30, 1994                                           3

                  Statement of Cash Flows (Unaudited)
                  for the six months ended September 30, 1995
                  and September 30, 1994                                       4

                  Notes to Financial Statements
                  (Unaudited)                                                  6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS
                                                                              13

PART II - OTHER INFORMATION                                                   15

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 30, 1995 and March 31, 1995


                                                        September 30,   March 31,
                                                            1995          1995
                                                        -------------  ----------
                                                         (Unaudited)    (Note 1)
                              ASSETS

CURRENT ASSETS:
 Cash                                                    $      300    $      300
 Accounts receivable,less allowance for
  doubtful accounts of $10,062 at Sept 30, 1995,
  and March 31, 1995                                        629,115       793,083
 Inventories ( Note 2 )                                     986,934     1,020,309
 Prepaid expenses and other current assets ( Note 3 )        84,742        89,001
 Other receivables                                           63,192        35,771
                                                         ----------    ----------
   Total current assets                                   1,764,283     1,938,464
                                                         ----------    ----------

PROPERTY, PLANT AND EQUIPMENT,less accumulated
 depreciation and amortization of $4,837,180 at
 Sept 30, 1995 and $4,704,880 at March 31, 1995           1,596,389     1,630,362
                                                         ----------    ----------

OTHER ASSETS:
 Prepaid pension cost                                       160,652       160,652
 Other assets                                                48,257        49,007
                                                         ----------    ----------
                                                            208,909       209,659
                                                         ----------    ----------
  Total assets                                           $3,569,581    $3,778,485
                                                         ==========    ==========


                 See accompanying notes to financial statements

                                IEH CORPORATION

                                 BALANCE SHEETS
                  As of September 30, 1995 and March 31, 1995


                                                                   September 30,         March 31,
                                                                        1995               1995
                                                                   -------------        -----------
                                                                    (Unaudited)           (Note 1)
         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts receivable financing                                      $   464,799         $   585,620
 Notes payable, current portion                                           1,541              15,706
 Loan payable, current portion (Note 5)                                  42,815              43,604
 Accrued corporate income taxes                                          27,752              13,794
 Union pension, health and welfare,current portion (Note 6)             120,000             120,000
 Accounts payable                                                     1,132,229             953,532
 Other current liabilities (Note 4)                                     181,979             262,892
                                                                    -----------         -----------
   Total current liabilities                                          1,971,115           1,995,148
                                                                    -----------         -----------

LONG-TERM LIABILITIES:
 Pension plan payable                                                   439,327             438,651
 Notes payable, less current portion                                      2,247               4,750
 Loan payable, less current portion (Note 5)                            300,755             320,533
 Union pension, health and welfare,long-term (Note 6)                   323,662             325,947
                                                                    -----------         -----------
   Total long-term liabilities                                        1,065,991           1,089,881
                                                                    -----------         -----------

   Total liabilities                                                  3,037,106           3,085,029
                                                                    -----------         -----------


STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value;
  10,000,000 shares authorized,
  2,303,502 shares issued and outstanding                             1,151,751           1,151,751
 Capital in excess of par value                                       1,615,874           1,615,874
 Retained earnings, (Deficit)                                        (2,235,150)         (2,074,169)
                                                                    -----------         -----------
   Total stockholders' equity                                           532,475             693,456
                                                                    -----------         -----------

   Total liabilities and stockholders' equity                       $ 3,569,581         $ 3,778,485
                                                                    ===========         ===========


                 See accompanying notes to financial statements

                                IEH CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                      Six Months Ended                     Three Months Ended
                              ------------------------------        ------------------------------
                               Sept 30,            Sept 30,           Sept 30,           Sept 30,
                                 1995                1994               1995               1994
                              -----------         ----------        -----------         ----------
REVENUES,net sales            $ 1,870,487         $2,651,461        $   838,839         $1,332,067
                              -----------         ----------        -----------         ----------

COSTS AND EXPENSES:
 Cost of products sold          1,474,929          1,979,610            663,885          1,008,789
 Selling, general and
   administrative                 341,046            452,217            142,968            221,191
 Interest                          69,993             67,590             32,277             37,019
 Depreciation and
   amortization                   132,900            134,400             66,450             66,750
                              -----------         ----------        -----------         ----------

                                2,018,868          2,633,817            905,580          1,333,749
                              -----------         ----------        -----------         ----------

INCOME (LOSS) BEFORE
  INCOME TAXES                   (148,381)            17,644            (66,741)           (1,682)

PROVISION FOR
 INCOME TAXES                      12,600             12,455              6,300              6,455
                              -----------         ----------        -----------         ----------

NET INCOME (LOSS)             $ (160,981)         $    5,189        $   (73,041)        $  (8,137)
                              ===========         ==========        ===========         ==========


NET INCOME (LOSS) PER
 COMMON SHARE                 $      (.07)        $     .002           $  (.03)           $  (.01)
                              ===========         ==========        ===========         ==========


WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING
 (in thousands)                     2,304              2,304              2,304              2,304
                              ===========         ==========        ===========         ==========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                                         Six Months Ended
                                                                 -------------------------------
                                                                 September 30,     September 30,
                                                                     1995              1994
                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                                 $(160,981)        $   5,189
                                                                   ---------         ---------
  Adjustments to reconcile net income(loss)
   to net cash used in operating activities:
    Depreciation and amortization                                    132,900           134,400

   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                       163,968           131,853
    (Increase) decrease in inventories                                33,375            10,429
    (Increase) decrease in prepaid expenses
       and other current assets                                        4,259            28,924
    (Increase) decrease in other receivables                         (27,421)           (3,288)
    (Increase) decrease in other assets                                  750              --
    (Increase) decrease in prepaid and refundable
       income taxes                                                     --                 271

    (Decrease) increase in accounts payable                          178,697           216,704
    (Decrease) increase in other current liabilities                 (80,913)          (76,440)
    Increase in accrued corporate income taxes payable                13,958           (40,493)
    Increase in due to union pension and health and welfare           (2,285)            5,175
    (Decrease) increase in pension plan payable                          676           (30,862)
                                                                   ---------         ---------
             Total adjustments                                       417,964           376,673
                                                                   ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                256,983           381,862
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         (98,847)         (140,541)
                                                                   ---------         ---------

NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                             (98,847)         (140,541)
                                                                   ---------         ---------


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          Increase (Decrease) in Cash
                                   (Unaudited)


                                                                  Six Months Ended
                                                          --------------------------------
                                                          September 30,      September 30,
                                                             1995                1994
                                                          -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable                        $ (16,668)        $(223,378)
 Proceeds from loan payable                                      --                --
 Proceeds from accounts receivable financing                     --             (12,715)
 Principal payments on accounts receivable financing         (120,821)          (21,350)
 Principal payments on loan payable                           (20,567)            8,249
                                                            ---------         ---------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                      (158,056)         (249,194)
                                                            ---------         ---------

INCREASE (DECREASE) IN CASH                                     (--)             (7,873)

CASH, beginning of year                                           300             8,173
                                                            ---------         ---------

CASH, end of year                                           $     300         $     300
                                                            =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION, cash paid during the six months for:

    Interest                                                $  69,993         $  67,590
                                                            =========         =========

    Income Taxes                                            $  12,600         $  12,455
                                                            =========         =========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1-  FINANCIAL STATEMENTS:

         The accompanying financial statements of IEH Corporation("The Company") for the six months ended September 30, 1995 and September 30, 1994 have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 1995. The balance sheet at March 31, 1995 has been taken from the audited financial statements of that date.



NOTE 2-  INVENTORIES:

         Inventories are comprised of the following:

                                  September 30,             March 31,
                                      1995                    1995
                                  -------------             ---------
                                   (Unaudited)
         Raw materials              $552,683               $  575,144
         Work in process             108,563                  115,070
         Finished goods              325,688                  330,095
                                    --------               ----------
                                    $986,934               $1,020,309
                                    ========               ==========


         Inventories are priced at the lower of cost (first-in, first -out method) or market. During the current fiscal year, the Company established a reserve for obsolescence to reflect net realizable value. The balance of this reserve as of September 30, 1995 was $24,000.

         Inventories at September 30, 1995 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)





NOTE 3-  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                             September 30,             March 31,
                                                 1995                    1995
                                             -------------             ---------
                                              (Unaudited)
         Prepaid insurance                     $ 44,529                $ 20,843
         Other current assets                    18,663                  68,158
                                               --------                --------
                                               $ 63,192                $ 89,001
                                               ========                ========


NOTE 4-  OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                             September 30,             March 31,
                                                 1995                    1995
                                             -------------             ---------
                                              (Unaudited)

         Payroll and vacation accruals         $    -                  $ 15,075
         Sales commissions                        9,685                   7,315
         License fees                           107,200                  75,417
         Pension plan payable                    26,335                  35,049
         Other                                   38,759                 130,036
                                               --------                --------
                                               $181,979                $262,892
                                               ========                ========


NOTE 5-  LOAN PAYABLE:

         On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation, ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 3% to 7%. On May 25, 1995 the UDC increased the rate of interest 1% to 5% per annum retroactive to March 31, 1995. The balance remaining at September 30, 1995 was $343,570.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5-  LOAN PAYABLE (CONTINUED):

         Aggregate future principal payments are as follows:

              Fiscal Year Ending March:
                              1995                   $ 42,727
                              1995                     43,603
                              1996                     44,543
                              1997                     46,314
                         Thereafter                   166,383
                                                     --------
                                                     $343,570
                                                     ========

         As of September 30, 1995, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,000,000 for the duration of the loan". The Company reported tangible net worth of $532,475 at September 30, 1995. The inability of the Company to meet this covenant is ascribed to the reported net loss of $637,899 for the year ended March 26, 1993 which reduced tangible net worth from $1,467,280 as reported at March 27, 1992.

         The Company had previously received a waiver of this covenant from the UDC through the period ending March 31, 1994. The UDC is presently reviewing the financial statements of the Company for the year ended March 31, 1995 with respect to consideration of the granting of an additional waiver of this covenant.

         There are no assurances that the Company will receive any additional waivers of this covenant through the period ending September 30, 1995. Should the Company not receive any additional waivers of this covenant, then it will be deemed to be in default of this loan obligation to the UDC and the entire loan plus interest will become due and payable.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 6-  COMMITMENTS:

         The Company has, with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. Total contributions charged to operations under this pension plan were $22,701 for the six months ended September 30, 1995.

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

         Effective February 1, 1995, the Company withdrew from the union's health and welfare plan,and offered and provided its employees an alternative health insurance plan.

         As of September 30, 1995, the Company reported arrears with respect to its past contributions to the union's health and welfare plan and contributions to the pension plan. The amount due the health and welfare plan was $209,889 and the amount due the pension plan was $233,773, for a total of $443,662.

         Subsequent to the balance sheet date, the Company was notified that the United Auto Workers of America, Local 259, that in the Union's determination, the Company had affected a withdrawal liability from the pension plan, and that the Company's liability was greater than what the Company has reported.

         The Company is contesting the union's determination and at present is seeking documentation from the union to verify the claim as to withdrawal and the claimed lability.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 6-  COMMITMENTS (CONTINUED):

         The Company has a pension plan for its salaried employees. At September 30, 1995, the Company reported a total pension liability of $465,662. Of this amount, $26,335 is included in other current liabilities, with the balance of $439,327 being reported as a long-term liability. The Company has been unable to fund contributions to the Plan and has applied to the Internal Revenue Service for a waiver of the minimum funding requirement. Additionally, the Company has applied to the Pension Benefit Guaranty Corporation for relief and termination of the Plan. No determination has been made by either the Internal Revenue Service or the Pension Benefit Guaranty Corporation to the Company's requests.





NOTE 7-  CHANGES IN STOCKHOLDERS' EQUITY:

         Retained earnings decreased by $73,041 which represents the net loss for the three months ended September 30 1995.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS:


         The following table sets forth for the periods indicated, sales revenues and percentages for certain items in the financial data as such items bear to the revenues of the Company:


                                                   Six Months Ended
                                           ---------------------------------
                                           September 30,       September 30,
                                               1995                1994
                                           -------------       -------------


Revenues, net sales(in thousands)            $  1,870            $  2,651
                                             --------            --------

Costs and Expenses:
 (as a percentage of revenues)
 Cost of products sold                           78.9%               74.7%
 Selling,general and administrative              18.2%               17.0%
 Interest expense                                 3.7%                2.5%
 Depreciation and amortization                    7.1%                5.1%
                                             --------            --------
       Total costs and expenses                 107.9%               99.3%
                                             --------            --------

 Income (loss) before income taxes               (7.9%)                .7%
                                             --------            --------

 Provision for income taxes                       (.7%)                .5%
                                             --------            --------

 Net income (loss)                               (8.6%)                .2%
                                             ========            ========




COMPARATIVE ANALYSIS:

Operating revenues for the six month period ending September 30, 1995 amounted to $1,870,487 reflecting a 29% decrease versus the prior six month period ending September 30, 1994 of $2,651,461. The decrease in revenues in this comparative period reflects a continued decrease in governmental and military procurement and the Company's efforts to redirect its sales efforts to commercial electronic sales.

Cost of products sold amounted to $1,474,929 for the six months ended September 30, 1995, or 78.9% of revenues. This reflected a decrease of 25.5% in the cost of products sold from $1,979,610 or 74.7% of revenues from the comparative six month period ended September 30, 1994. This decrease is primarily due to the decrease in revenues as a result of decreased governmental and military procurement.

Selling, general and administrative expenses were $341,046 or 18.2% of revenues, compared to $452,217 or 17.0% of revenues for the comparative six month period ending September 30, 1994. This decrease of 24.6% was attributed to certain fixed costs remaining constant despite a decline in sales during this period.

Interest expense was $69,993 or 3.7% of revenues as compared to $67,590 or 2.5% of revenues for the prior six month period ending September 30, 1994. The increase in interest expense of 3.6% reflects the higher rates prevailing in the first fiscal quarter as compared to the prior year.

Depreciation and amortization of $132,900 or 7.1% was reported for the six months ended September 30, 1995 as compared to $134,400 or 5.1% of revenues for the prior six month period ending September 30, 1994. This expense as a percentage of revenues increased as a result of decreased revenues as well as an increase in the acquisition of machinery and equipment during the six month period ended September 30, 1995.

The Company reported a net loss of $160,981 for the six month period ended September 30, 1995, representing a loss of $.07 per common share as compared to net income of $.002 per common share for the six months ended September 30, 1994. This comparative increase for the three month periods is due to an overall decrease in revenues during this period.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS:


         The following table sets forth for the periods indicated, sales revenues and percentages for certain items in the financial data as such items bear to the revenues of the Company:


                                                   Three Months Ended
                                           ---------------------------------
                                           September 30,       September 30,
                                               1995                1994
                                           -------------       -------------


Revenues, net sales(in thousands)            $    839            $  1,332
                                             --------            --------

Costs and Expenses:
 (as a percentage of revenues)
 Cost of products sold                           79.1%               75.7%
 Selling,general and administrative              17.1%               16.6%
 Interest expense                                 3.8%                2.8%
 Depreciation and amortization                    7.9%                5.0%
                                             --------            --------
       Total costs and expenses                 107.9%              100.1%
                                             --------            --------

 Income (loss) before income taxes               (7.9%)               (.1%)
                                             --------            --------

 Provision for income taxes                       (.8%)                .5%
                                             --------            --------

 Net income (loss)                               (8.7%)               (.6%)
                                             ========            ========




COMPARATIVE ANALYSIS:

Operating revenues for the three month period ending September 30, 1995 amounted to $838,839 reflecting a 37% decrease versus the prior three month period ending September 30, 1994 of $1,332,067. The decrease in revenues in this comparative period reflects a continued decrease in governmental and military procurement and the Company's efforts to redirect its sales efforts to commercial electronic sales.

Cost of products sold amounted to $663,885 for the three months ended September 30, 1995, or 79.1% of revenues. This reflected a decrease of 34.2% in the cost of products sold from $1,008,789 or 75.7% of revenues from the comparative three month period ended September 30, 1994. This decrease is primarily due to the decrease in revenues as a result of decreased governmental and military procurement.

Selling, general and administrative expenses were $142,968 or 17.1% of revenues, compared to $221,191 or 16.6% of revenues for the comparative three month period ending September 30, 1994. This decrease of 35.4% was attributed to certain fixed costs remaining constant despite a decline in sales during this period.

Interest expense was $32,277 or 3.8% of revenues as compared to $37,019 or 2.8% of revenues for the prior three month period ending September 30, 1994. The decrease in interest expense of 12.8% reflects the decrease in interest rates in fiscal 1995 as compared to the prior year.

Depreciation and amortization of $66,450 or 7.9% was reported for the three months ended September 30, 1995 as compared to $66,750 or 5.0% of revenues for the prior three month period ending September 30, 1994. This expense as a percentage of revenues increased as a result of decreased revenues as well as an increase in the acquisition of machinery and equipment during the three month period ended September 30, 1995.

The Company reported a net loss of $73,041 for the three month period ended September 30, 1995, representing a loss of $.03 per common share as compared to a net loss of $.01 per common share for the three months ended September 30, 1994. This comparative increase for the three month periods is due to an overall decrease in revenues during this period.

Item 6. Exhibits and Reports on Form 8-K

         Exhibit 27. Financial Data Schedule


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     IEH CORPORATION
                                                     (Registrant)


November 9, 1995                                     s/Michael Offerman
                                                     ------------------
                                                     Michael Offerman
                                                     President

November 9, 1995                                     s/Robert Knoth
                                                     ------------------
                                                     Robert Knoth
                                                     Chief Financial Officer

                                EXHIBIT INDEX


                     Exhibit 27. Financial Data Schedule