Form 10QSB
period 1995-12-30
IEH CORPORATION
filed 1996-02-13
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1995
                               ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________


                           Commission File No. 0-5258

                                 IEH CORPORATION
             (Exact name of registrant as specified in its charter)

      New York                                                  1365549348
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

               140 58th Street, Suite 8E, Brooklyn, New York 11220
               ---------------------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code: (718) 492-4440
                                                    ---------------

________________________________________________________________________________
              Former name, former address and former fiscal year,
                          if changed since last report.


         Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [ X ]                 No  [  ]

         2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of Febraury 9, 1996.

                                 IEH CORPORATION

                                    CONTENTS



PART 1 - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Balance Sheets
                  December 31, 1995 (Unaudited)
                  and March 31, 1995

                  Statement of Operations
                  (Unaudited) for the nine months
                  ended December 31, 1995 and
                  December 30, 1994

                  Statement of Cash Flows (Unaudited)
                  for the nine months ended December 31, 1995
                  and December 30, 1994

                  Notes to Financial Statements
                  (Unaudited)

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS


PART II - OTHER INFORMATION

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 31, 1995 and March 31, 1995

                                                            December 31,       March 31,
                                                                1995             1995
                                                             ----------        ----------
                                                             (Unaudited)        (Note 1)
                    ASSETS

CURRENT ASSETS:
 Cash ...............................................        $    7,204        $      300
 Accounts receivable,less allowance for
  doubtful accounts of $10,062 at Dec 31, 1995,
  and March 31, 1995 ................................           763,909           793,083
 Inventories ( Note 2 ) .............................           993,497         1,020,309
 Prepaid expenses and other current assets ( Note 3 )            88,247            89,001
 Other receivables ..................................            89,733            35,771
                                                             ----------        ----------
   Total current assets .............................         1,942,590         1,938,464
                                                             ----------        ----------

PROPERTY, PLANT AND EQUIPMENT,less accumulated
 depreciation and amortization of $4,903,330 at
 Dec 31, 1995 and $4,704,880 at March 31, 1995 ......         1,578,764         1,630,362
                                                             ----------        ----------

OTHER ASSETS:
 Prepaid pension cost ...............................           160,652           160,652
 Other assets .......................................            47,882            49,007
                                                             ----------        ----------
                                                                208,909           209,659
                                                             ----------        ----------


  Total assets ......................................        $3,729,888        $3,778,485
                                                             ==========        ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 31, 1995 and March 31, 1995

                                                                    December 31,         March 31,
                                                                       1995                1995
                                                                    -----------         -----------
                                                                    (Unaudited)          (Note 1)
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts receivable financing .............................        $   632,469         $   585,620
 Notes payable, current portion ............................              2,434              15,706
 Loan payable, current portion (Note 5 ) ...................             39,281              43,604
 Accrued corporate income taxes ............................             30,508              13,794
 Union pension, health and welfare,current portion (Note 6 )            120,000             120,000
 Accounts payable ..........................................          1,130,312             953,532
 Other current liabilities (Note 4 ) .......................            199,340             262,892
                                                                    -----------         -----------
   Total current liabilities ...............................          2,154,344           1,995,148
                                                                    -----------         -----------

LONG-TERM LIABILITIES:
 Pension plan payable ......................................            437,944             438,651
 Notes payable, less current portion .......................              1,798               4,750
 Loan payable, less current portion (Note 5 ) ..............            293,599             320,533
 Union pension, health and welfare,long-term ( Note 6 ) ....            312,084             325,947
                                                                    -----------         -----------
    Total long-term liabilities ............................          1,045,425           1,089,881
                                                                    -----------         -----------

   Total liabilities .......................................          3,199,769           3,085,029
                                                                    -----------         -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value;
  10,000,000 shares authorized,
  2,303,502 shares issued and outstanding ..................          1,151,751           1,151,751
 Capital in excess of par value ............................          1,615,874           1,615,874
 Retained earnings, ( Deficit ) ............................         (2,237,506)         (2,074,169)
                                                                    -----------         -----------
   Total stockholders' equity ..............................            530,119             693,456
                                                                    -----------         -----------

   Total liabilities and stockholders' equity ..............        $ 3,729,888         $ 3,778,485
                                                                    ===========         ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                     Nine Months Ended                      Three Months Ended
                              -------------------------------         -------------------------------
                                 Dec 31,            Dec 30,             Dec 31,             Dec 30,
                                  1995               1994                1995                1994
                              -----------         -----------         -----------         -----------
REVENUES,net sales ...        $ 2,907,035         $ 3,914,514         $ 1,036,549         $ 1,263,053
                              -----------         -----------         -----------         -----------
COSTS AND EXPENSES:
 Cost of products sold          2,240,467           2,939,085             759,504             959,457
 Selling, general and
   administrative ....            500,664             656,478             165,343             204,279
 Interest ............            111,297             107,922              41,304              40,332
 Depreciation and
   amortization ......            199,350             202,050              66,450              67,650
                              -----------         -----------         -----------         -----------
                                3,051,778           3,905,535           1,032,601           1,271,718
                              -----------         -----------         -----------         -----------

OPERATING INCOME(LOSS)           (144,743)              8,979               3,948              (8,665)
                              -----------         -----------         -----------         -----------
OTHER INCOME .........                306                --                  --                  --
                              -----------         -----------         -----------         -----------
INCOME (LOSS) BEFORE
 INCOME TAXES ........           (144,437)              8,979               3,948              (8,665)
                              -----------         -----------         -----------         -----------
PROVISION FOR
 INCOME TAXES ........             18,900              20,430               6,300               7,975
                              -----------         -----------         -----------         -----------
NET INCOME (LOSS) ....        $  (163,337)        $   (11,451)        $    (2,352)        $   (16,640)
                              ===========         ===========         ===========         ===========

NET INCOME (LOSS) PER
 COMMON SHARE ........        $      (.07)        $     (.005)        $     (.001)        $      (.01)
                              ===========         ===========         ===========         ===========

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING
 (in thousands) ......              2,304               2,304               2,304               2,304
                              ===========         ===========         ===========         ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                   ---------------------------
                                                                  December 31,      December 30,
                                                                      1995              1994
                                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss) ........................................        $(163,337)        $ (11,451)
                                                                   ---------         ---------
  Adjustments to reconcile net income(loss)
   to net cash used in operating activities:
    Depreciation and amortization .........................          199,350           202,050

   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable ............           29,174           219,922
    (Increase) decrease in inventories ....................           26,812           (16,411)
    (Increase) decrease in prepaid expenses
       and other current assets ...........................              754            24,559
    (Increase) decrease in other receivables ..............          (53,962)            7,220
    (Increase) decrease in other assets ...................              750             8,624
    (Increase) decrease in prepaid and refundable
       income taxes .......................................             --                 271

    (Decrease) increase in accounts payable ...............          176,780           (18,839)
    (Decrease) increase in other current liabilities ......          (63,477)          (19,566)
    Increase in accrued corporate income taxes payable ....           16,714            10,427
    Increase in due to union pension and health and welfare          (13,863)          (59,011)
    (Decrease) increase in pension plan payable ...........             (707)          (30,862)
                                                                   ---------         ---------
             Total adjustments ............................          318,325           328,384
                                                                   ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES .....................          154,988           316,933
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..............         (147,372)         (181,533)
                                                                   ---------         ---------

NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES ..................................         (147,372)         (181,533)
                                                                   ---------         ---------

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                 Nine Months Ended
                                                            ---------------------------
                                                           December 31,      December 30,
                                                              1995               1994
                                                            ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable ...............        $ (16,224)        $    --
 Principal payments on notes payable ...............             --               8,792
 Proceeds from loan payable ........................             --                --
 Proceeds from accounts receivable financing .......           46,849          (110,356)
 Principal payments on accounts receivable financing             --                --
 Principal payments on loan payable ................          (31,337)          (31,876)
                                                            ---------         ---------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ............................             (712)         (133,440)
                                                            ---------         ---------

INCREASE (DECREASE) IN CASH ........................            6,904            (1,960)

CASH, beginning of year ............................              300             8,173
                                                            ---------         ---------

CASH, end of year ..................................        $   7,204         $   6,213
                                                            =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the nine months for:

    Interest .......................................        $ 111,297         $ 107,922
                                                            =========         =========

    Income Taxes ...................................        $  18,900         $  20,430
                                                            =========         =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




Note 1-  FINANCIAL STATEMENTS:

         The accompanying financial statements of IEH Corporation("The Company") for the nine months ended December 31, 1995 and December 30, 1994 have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10- KSB for the fiscal year ended March 31, 1995. The balance sheet at March 31, 1995 has been taken from the audited financial statements of that date.



Note 2-  INVENTORIES:

         Inventories are comprised of the following:

                                                 December 31,          March 31,
                                                    1995                 1995
                                                 ----------           ----------
                                                 (Unaudited)
Raw materials ........................           $  560,030           $  575,144
Work in process ......................              112,046              115,070
Finished goods .......................              321,421              330,095
                                                 ----------           ----------
                                                 $  993,497           $1,020,309
                                                 ==========           ==========

         Inventories are priced at the lower of cost (first-in, first -out method) or market. During the current fiscal year, the Company established a reserve for obsolescence to reflect net realizable value. The balance of this reserve as of December 31, 1995 was $36,000.

         Inventories at December 31, 1995 are recorded net of this reserve.

Note 3-  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                                     December 31,        March 31,
                                                         1995              1995
                                                       -------           -------
                                                     (Unaudited)
Prepaid insurance ..........................           $65,983           $20,843
Other current assets .......................            22,264            68,158
                                                       -------           -------
                                                       $88,247           $89,001
                                                       =======           =======

Note 4-  OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                                      December 31,      March 31,
                                                         1995             1995
                                                       --------         --------
                                                      (Unaudited)
Payroll and vacation accruals ................         $ 19,554         $ 15,075
Sales commissions ............................           28,316            7,315
License fees .................................           75,417           75,417
Pension plan payable .........................           26,335           35,049
Other ........................................           49,718          130,036
                                                       --------         --------
                                                       $199,340         $262,892
                                                       ========         ========

Note 5-  LOAN PAYABLE:

         On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation, ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 3% to 7%. On May 25, 1995 the UDC increased the rate of interest 1% to 5% per annum retroactive to March 31, 1995. The balance remaining at December 31, 1995 was $332,880.

         Aggregate future principal payments are as follows:

         Fiscal Year Ending March:
            1995                      $  10,748
            1996                         43,603
            1997                         44,543
            1998                         46,314
         Thereafter                     187,672
                                      ---------
                                      $ 332,880
                                      =========

         As of December 31, 1995, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,000,000 for the duration of the loan". The Company reported tangible net worth of $530,119 at December 31, 1995. The inability of the Company to meet this covenant is ascribed to the reported net loss of $637,899 for the year ended March 26, 1993 which reduced tangible net worth from $1,467,280 as reported at March 27, 1992.

         The Company had previously received a waiver of this covenant from the UDC through the period ending March 31, 1994. The UDC is presently reviewing the financial statements of the Company for the year ended March 31, 1995 with respect to consideration of the granting of an additional waiver of this covenant.

         There are no assurances that the Company will receive any additional waivers of this covenant through the period ending December 31, 1995. Should the Company not receive any additional waivers of this covenant, then it will be deemed to be in default of this loan obligation to the UDC and the entire loan plus interest will become due and payable.

Note 6-  COMMITMENTS:

         The Company has, with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. Total contributions charged to operations under this pension plan were $31,123 for the nine months ended December 31, 1995.

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

         As of December 31, 1995, the Company reported arrears with respect to its past contributions to the union's health and welfare plan and contributions to the pension plan. The amount due the health and welfare plan was $199,809 and the amount due the pension plan was $232,195, for a total of $432,004.

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

         The Company has a pension plan for its salaried employees. At December 31, 1995, the Company reported a total pension liability of $464,279. Of this amount, $26,335 is included in other current liabilities, with the balance of $437,944 being reported as a long-term liability. The Company has been unable to fund contributions to the Plan and has applied to the Internal Revenue Service for a waiver of the minimum funding requirement. Additionally, the Company has applied to the Pension Benefit Guaranty Corporation for relief and termination of the Plan. No final determination has been made by either the Internal Revenue Service or the Pension Benefit Guaranty Corporation to the Company's requests.

Note 7-  CONTINGENCIES:

         In 1979, the Company entered into an agreement with Brevetron S.A. for the manufacture and sale of certain electrical connectors. The agreement was a so-called "hybrid" agreement involving a license under both patent rights and know-how. The license was non-exclusive, and in fact the Company encountered licensed competition in the United States in the sale of these products known as the "Hypertac" socket. The last of these patents expired in 1992. The Company, however, had continued to pay licensing fees to Brevetron S.A. and thru the year ended March 31, 1995 had recorded a licensing fee liability of $75,417. For the six months ended September 30, 1995, the Company had recorded an additional $31,783 in license fees. Upon having outside counsel conduct a review of the agreement, the Company has advised Brevetron that it believes that there is no legal obligation for the Company to pay any further licensing fees. It is the opinion of counsel that the agreement has been unenforceable since January 7, 1992, the date of expiration of the latest patent. Accordingly, the Company has reversed the current year's license fees of $31,783 that were recorded as an expense in the period ending September 30, 1995. The remaining liability of $75,417 remains on the books as a liability pending further determination from counsel.


Note 8-  CHANGES IN STOCKHOLDERS' EQUITY:

         Retained earnings decreased by $2,352 which represents the net loss for the three months ended December 31, 1995.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth for the periods indicated, sales revenues and percentages for certain items in the financial data as such items bear to the revenues of the Company:

                                                           Nine Months Ended
                                                     ----------------------------
                                                     December 31,     December 30,
                                                        1995              1994
                                                     -----------      -----------
Revenues, net sales (in thousands) ............      $  2,907         $  3,915
                                                     -----------      -----------

Costs and Expenses:
 (as a percentage of revenues)

 Cost of products sold .......................             77.1%            75.1%
 Selling,general and administrative ..........             17.2%            16.8%
 Interest expense ............................              3.8%             2.8%
 Depreciation and amortization ...............              6.9%             5.2%
                                                     -----------      -----------
         Total costs and expenses ............            105.0%            99.8%
                                                     -----------      -----------

 Operating income (loss) .....................             (5.0%)             .2%
                                                     -----------      -----------

 Other income ................................               .0%              .0%
                                                     -----------      -----------

 Income (loss) before income taxes ...........             (5.0%)             .2%
                                                     -----------      -----------

 Provision for income taxes ..................              (.6%)            (.5%)
                                                     -----------      -----------

 Net income (loss) ...........................             (5.6%)            (.3%)
                                                     ===========      ===========

Comparative Analysis:

Operating revenues for the nine month period ending December 31, 1995 amounted to $2,907,035 reflecting a 27.7% decrease versus the prior nine month period ending December 30, 1994 of $2,651,461. The decrease in revenues in this comparative period reflects a continued decrease in governmental and military procurement and the Company's efforts to redirect its sales efforts to commercial electronic sales.

Cost of products sold amounted to $2,240,467 for the nine months ended December 31, 1995, or 77.1% of revenues. This reflected a decrease of 23.8% in the cost of products sold from $2,939,085 or 75.1% of revenues from the comparative nine month period ended December 30, 1994. This decrease is primarily due to the decrease in revenues as a result of decreased governmental and military procurement.

Selling, general and administrative expenses were $500,664 or 17.2% of revenues, compared to $656,478 or 16.8% of revenues for the comparative nine month period ending December 30, 1994. This decrease of 23.7% was attributed to certain fixed costs remaining constant despite a decline in sales during this period.

Interest expense was $111,297 or 3.8% of revenues as compared to $107,922 or 2.8% of revenues for the prior nine month period ending December 30, 1994. The increase in interest expense of 3.1% reflects the higher rates prevailing in the current fiscal year as compared to the prior year.

Depreciation and amortization of $199,350 or 6.9% was reported for the nine months ended December 31, 1995 as compared to $202,050 or 5.2% of revenues for the prior nine month period ending December 30, 1994. This expense as a percentage of revenues increased as a result of decreased revenues as well as an increase in the acquisition of machinery and equipment during the nine month period ended December 31, 1995.

The Company reported a net loss of $163,337 for the nine month period ended December 31, 1995, representing a loss of $.07 per common share as compared to a net loss of $.005 per common share for the nine months ended December 30, 1994. This comparative increase for the current nine month period is due to an overall decrease in revenues during this period.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth for the periods indicated, sales revenues and percentages for certain items in the financial data as such items bear to the revenues of the Company:

                                                          Three Months Ended
                                                     ----------------------------
                                                     December 31,     December 30,
                                                        1995             1994
                                                     -----------      -----------
Revenues, net sales(in thousands) ............       $  1,036         $  1,263
                                                     -----------      -----------

Costs and Expenses:
 (as a percentage of revenues)

Cost of products sold ........................             73.3%            76.0%
Selling, general and administrative ..........             16.0%            16.2%
Interest expense .............................              4.0%             3.2%
Depreciation and amortization ................              6.3%             5.3%
                                                     -----------      -----------
         Total costs and expenses ............             99.6%           100.7%
                                                     -----------      -----------

Income (loss) before income taxes ............               .4%             (.7%)
                                                     -----------      -----------

Provision for income taxes ...................               .6%              .6%
                                                     -----------      -----------

Net income (loss) ............................              (.2%)           (1.3%)
                                                     ===========      ===========

Comparative Analysis:

Operating revenues for the three month period ending December 31, 1995 amounted to $1,036,549 reflecting a 17.9% decrease versus the prior three month period ending December 30, 1994 of $1,263,053. The decrease in revenues in this comparative period reflects a continued decrease in governmental and military procurement and the Company's efforts to redirect its sales efforts to commercial electronic sales.

Cost of products sold amounted to $759,504 for the nine months ended December 31, 1995 or 73.3% of revenues. This reflected a decrease of 20.8% in the cost of products sold from $1,263,053 or 76.0% of revenues from the comparative three month period ending December 30, 1994. This decrease is primarily due to the decrease in revenues as a result of decreased governmental and military procurement.

Selling, general and administrative expenses were $165,343 or 16.0% of revenues, compared to $204,279 or 16.2% of revenues for the comparative three month period ending December 30, 1994. This decrease of 19% was attributed to management's efforts to better control costs and expenses.

Interest expense was $41,304 or 4.0% of revenues as compared to $40,332 or 3.2% of revenues for the comparative three month period ending December 30, 1994. The increase in interest expense of 2.4% reflects the higher rates prevailing in the current period.

Depreciation and amortization of $66,450 or 6.3% of revenues was reported for the three months ended December 31, 1995. This reflects a decrease of 1.7% from the comparative prior year period ending December 30, 1994 of $67,650 or 5.3% of revenues. This expense as a percentage of revenues decreased as a result of reduced revenues as well as a reduction in the acquisition of machinery and equipment during the current three months ended December 31, 1995.

The Company reported a net loss of $2,352 for the three months ended December 31, 1995, representing a loss of $.001 per common share as compared to a net loss of $16,640 or $.01 per common share for the three months ended December 30, 1994.

Item 4.  Submission of Matter to a Vote of Security-Holders.

         On  December  22,  1995,   the  Company  held  its  Annual  Meeting  of
Shareholders.

         At the Annual Meeting, Allen Gottlieb and Robert Pittman were elected Directors of the Company for a period of two (2) years until the 1997 Annual Meeting or until their successors are elected. On the record date of the Annual Meeting, there were 2,303,502 shares of the Company's Common Stock outstanding and Shareholders holding 2,040,822 shares of Common Stock, in person and by proxy were present, thus constituting a quorum. 1,729,478 shares were voted for Mr. Pittman's election, with 311,344 shares abstaining; and l,729,478 shares were voted for Mr. Gottlieb's election, with 311,344 shares abstaining.

         Michael Offerman, Ralph Acello and Murray Sennet are the remaining Directors of the Company, whose terms continue until the 1996 Annual Meeting or until such time as their successors are elected and duly qualified.


Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27. Financial Data Schedule

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    IEH CORPORATION
                                                    (Registrant)


February 9, 1996                                    s/Michael Offerman
----------------                                    ----------------------------
                                                    Michael Offerman
                                                    President

February 9, 1996                                    s/Robert Knoth
----------------                                    ----------------------------
                                                    Robert Knoth
                                                    Chief Financial Officer