Form 10KSB
period 1996-03-29
IEH CORPORATION
filed 1996-08-19
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended March 29, 1996

[   ]    Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 (No fee required)

         For the transition period from           to

         Commission file number  0-5278

                                 IEH CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           New York                                         13-5549348
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

140 58th Street, Suite 8E, Brooklyn, New York                  11220
(Address of Principal Executive Offices)                     (Zip Code)

                                 (718) 492-4440
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                              Name of Each Exchange on Which
          Title of Each Class                 Registered

                None                                     None
- -------------------------------------------------------------------------------

                None                                     None
- --------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.50 Par Value

- --------------------------------------------------------------------------------
                                (Title of Class)

- -------------------------------------------------------------------------------
                                (Title of Class)

         Indicated by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for past 90 days.

                    Yes    [X]                  No    [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for its most recent fiscal year ended March 31, 1996 were $4,085,177.

         On June 25, 1996, the aggregate market value of the voting stock of Registrant held by non-affiliates of Registrant (consisting of Common Stock, $.50 par value) computed by reference to the closing-bid price at which the stock was sold on such date ($.156) was $148,499.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         On June 25, 1996, there were 2,303,502 shares of Common Stock, $.50 par value, issued and outstanding.



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

         Connectors may be designed and manufactured in various shapes, sizes and specifications to meet specific customer requirements and applications. High performance connectors are designed to meet various density and pin count (the number of individual connection points within each connector) criteria and to provide low forces (the amount of pressure needed to make the connection) and electrically efficient connections.

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

         With the continuing downturn in government contracts over the last few years, the Company has been striving the past several years to develop commercial accounts.

         Management has instituted several steps to increase productivity and increase sales such as downsizing the labor force, implementing material changes to make the Company's products more competitive and developing machinery and equipment to increase production rates. Management believes these initiatives have decreased costs and will continue to do so in the near future.

         For the fiscal year ended March 29, 1996, the Company's principal customers included manufacturers of commercial electronics products, military defense contractors and distributors who service these markets. Sales to the commercial electronics and military defense markets comprised 24 % and 75%, respectivley, of the Company's net sales for the year ended March 29, 1996. Approximately 1% of the Company's net sales for the year ended March 29, 1996, were made directly to the federal government.

New Product Development

         The Company maintains a program to increase the efficiency and performance of its connectors to meet anticipated and specific market needs. Computer and electronics technology is continuously changing and requires the redesign and development of connectors to adapt to these changes. Primarily, new technology has dictated a decrease in the size of solid state electronic components and smaller and denser high performance connectors. Management believes that a key ingredient to the Company's success is its ability to assist customer with a new design effort and prepare necessary drawing packages in a short period of time. After the customer approves the design, prototypes are built, approved by the customer and production is released. As an example, six new connectors have been introduced to a major commercial account. The Company's design effort on this product line began mid-year 1994 and was recently completed. The new development process with this commercial client has lead to substantial repeat business in the past fiscal year. the Company now has the ability to introduce this line to other commercial accounts.

         The Company has also recently commenced production of two new connectors for the aerospace industry. To date early orders for pre-production units have been completed and the Company is awaiting commencement of production.

         One of the nation's leading radar system manufacturers has contracted with the Company for six new designs. The design work is complete, approvals have been obtained, and the Company is now in small scale production. The Company anticipates full scale production when the radar system is released for sale by the customer. During fiscal year 1996, the company's business with this customer doubled from the previous fiscal year.

         Several years ago, the Company has recently designed and developed a form of compliant termination connector, which is named, "COMTAC". This product, which utilizes technology known as "Solderless Pin Technology", does not require the soldering of connector pins, but instead utilizes a spring type locking system in attaching the connector to the printed circuit board. This technology was patented in the United States under patent No. 4,720,268 and assigned to the Company on January 19,1988. During fiscal year ended March 29, 1996 sales of COMTAC connectors accounted for over 10 % of the Company's total sales. The Company has sent to certain of its customers and potential customers pre-production units for evaluation. Although there can be no assurance of fututre sales, the Company is optimistic that this new technology will lead to an increase in sales.

         In connection with relocation of the Company's facilities in August 1991, the City of New York granted the Company utility and tax incentives. Additionally, in July 1992, the New York State Urban Development Corp. ("UDC") loaned the Company $435,000. The loan is repayable over a ten (10) year period, with interest rates progressively increasing from 4% to 7% over the term of the loan. The loan proceeds were used to finance construction and renovation of the new facility. As of March 29, 1996, principal due under this loan equalled $322,208 As of its fiscal year ended April 1, 1994, the Company failed to meet the tangible net worth covenant as well as certain other financial covenants contained in this loan agreement and to date remains in default of this loan agreement as a result thereof. The Company has previously obtained waivers from the UDC for this breach of loan covenant. The Company has requested an additional waiver of this covenant from the UDC for additional periods of time. To date, the Company has not obtained such a waiver nor has the UDC declared a default. There can be no assurance that the Company will be able to obtain a waiver of the loan covenant or that the UDC will not declare a default of the loan.

         As of March 29, 1996, the Company was in arrears with respect to the Health & Welfare Fund and Pension Funds (together, the "Union Funds") which it is required to maintain under its labor agreements with the United Automobile Workers Local 259 (the "Union"). In December 1993, the Company reached a verbal understanding with the Union pursuant to which the Company agreed to a payment schedule to make current its obligations under the Union Funds. At December 1, 1993, the Company owed $388,777 to the Health & Welfare Funds and $129,286 to the Pension Fund. Pursuant to the understanding the Company had agreed to pay $10,000 per month until the total debt in arrears has been paid in full. As of March 29, 1996, the amount in arrears with respect to the Union Funds was $403,101. There can be no assurance that the Company will be able to meet its obligations, in full or in part, in accordance with this understanding.

         On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the Company was notified that the PBGC had granted the Company's request and agreed to assume the Company's obligations under the Salaried Pension Plan. The PBGC has not issued a final accounting and order with respect to the Salaried Pension Plan. It is possible that the PBGC will require that the Company make future payments to PBGC. Marketing and Sales

         The market for connectors and interconnect devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors. For example, connectors include: printed circuit, rectangular I/O, circular, planar (IOC) RF coax, IC socket and fiber optic. The Company has been servicing a niche in the market by manufacturing HYPERTAC(TM) connectors and innovative Company-designed printed circuit connectors such as the Comtac connectors. Previously, the Company was one of only three licensed manufacturers of the HYPERTAC(TM) design in the United States. In fiscal year 1996, the Company learned that the other two licensees had merged. Moreover, the Company, based upon advice of counsel, determined that the HYPERTAC technology was no longer protected by a patent, and therefore was in the public domain. As a result, the Company notified the licensor that it would no longer be bound by the terms of its license agreement and the Company ceased making license payments. See Financial Statements and Notes thereto. The, the Company does not anticipate manufacturing other types of connectors in the immediate future. The Company is continuously experimenting with innovative connection designs, which may cause it to alter its marketing plans in the future if a market should develop for any of its current or future innovative designs.

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

         The  Company  is  primarily  a   manufacturer   and  its  products  are
essentially basic components of larger assemblies of finished goods. Approximately 95% and 95% of the Company's net sales for the years ended March 29, 1996 and March 31, 1995, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

         Three (3) of the Company's customers accounted for 23% and 24 % of the Company's net sales for the years ended March 29, 1996 and March 31, 1996, respectively. One of the Company's customers accounted for 8% and 11% of the Company's sales for the years ended March 29, 1996 and March 31, 1995, respectively.

         The Company currently employs 14 independent sales representatives and one western regional office to market its products in all regions in the United States. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 29, 1996.

         International sales accounted for less than l% of sales for the years ended March 29, 1996 and March 31, 1995.

Backlog Of Orders/Capital Requirements

         The backlog of orders for the Company's products amounted to approximately $1,200,000 at March 29, 1996, as compared to $1,000,000 at March 31, 1995. At June 25, 1996, the backlog had increased to approximately $1,400,000. A significant portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The estimated funds required to manufacture the current backlog of orders is estimated at approximately $450,000. The Company presently does not have the funds to manufacture all of their orders and, therefore, it cannot estimate the portion of those orders which will be manufactured or delivered.

Competition

         The design, development, manufacture and distribution of electrical connectors and interconnection devices is a highly competitive field. The Company principally competes with companies who produce high performance connectors in printed circuits and wireboards for high technology application which includes Hypertronics Corporation and Si-Tac Connectors, Inc. The Company competes with these companies with respect to their abilities to adapt certain technologies to meet specific product applications; in producing connectors cost-effectively; and in production capabilities. In addition, there are many companies who offer connectors with designs similar to those utilized by the Company and are direct competitors of the Company.

         The Company also competes with those companies who provide standard universal printed circuit connectors. These companies include: Airborne, Inc., Texas Instrument, Inc., and Winchester Electronics, Inc.

         The primary basis upon which the Company competes is product performance and production capabilities. The Company usually receives job orders after submitting bids pursuant to customer-issued specifications. The Company also offers engineering services to its customers in designing and developing connectors for specialized products and specific customer applications. This enables the Company to receive a competitive advantage over those companies who basically manufacture connectors based solely or primarily on cataloged specifications. Many of the Company's competitors have greater financial resources, market penetration and experience than the Company and no assurances can be given that the Company will be able to compete effectively with these companies in the future.

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

         The Company expended an estimated $19,500 and $51,050 for the years ended March 29, 1996 and March 31, 1995, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received revenues of $129,000 and $82,700 for the years ended March 29, 1996 and March 31, 1995, respectively, pursuant to customer sponsored research activities.

Employees

         The Company presently employs approximately 65 people, three (3) of whom are executive officers; three (3) are engaged in management activities; four (4) provide general administrative services and approximately 55 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union") which expired on July 31, 1995 and was extended until March 31, 1996. On April 1, 1996, the Union and the Company negotiated a new contract which expires on March 31, 1999. The Company believes that it has a good relationship with its employees and the Union.

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

Item 2.  Properties

         In August 1991, the Company relocated its offices and manufacturing facilities to the Brooklyn Army Terminal at 140 58th Street, Brooklyn, New York pursuant to a lease agreement with the New York City Economic Development Corporation. This facility occupies one floor of an eight (8) story concrete building and includes the Company's executive and administrative offices as well as its manufacturing facilities. The manufacturing facilities include a tooling and machine shop, a plating operation and a testing laboratory. The Company leases approximately 40,000 feet of space, of which it estimates; 10,000 square feet are used as executive, sales and administrative offices; 22,000 square feet are used for its manufacturing and plating facilities; 4,000 square feet are used for its laboratory facilities; and 4,000 square feet are used as warehouse space. The premises are occupied by the Company under a ten (10) year lease agreement dated August 23, 1991. The Company's net rent expense for the year ended March 29, 1996 was $186,952. The basic rent under the lease agreement is approximately $194,236 per year for the balance of the term of the lease except for the last year, in which the rent increased to $274,630. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3.  Legal Proceedings

         The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.


Item 4.  Submission of Matters to Vote of Security Holders

         No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 29, 1996.


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


Year                                                        High Bid     Low Bid

Fiscal Year ended March 31, 1995 (1)

1st Quarter .........................................          1/4         1/8

2nd Quarter .........................................          1/4         1/8

3rd Quarter .........................................          7/32        1/8

4th Quarter .........................................          7/32        1/8



Fiscal Year ended March 29, 1996 (1)

1st Quarter                                                    .135        1/16

2nd Quarter                                                    3/16        1/16

3rd Quarter                                                    1/16        1/32

4th Quarter                                                    1/8         1/32


===============================================================================

(1) As reported by the NASDAQ Bulletin Board.


         The above quotations, as reported, represent prices between dealers and do not include retail mark-up, mark-down or commissions. Such quotations do not necessarily represent actual transactions.

Dividends

         The Company has not paid any cash dividends on its Common Stock during the last five (5) fiscal years. At present, the Company does not anticipate issuing any cash dividends on its Common Stock in the foreseeable future by reason of its contemplated future financial requirements and business plans. The Company will retain earnings, to the extent that there are any, to finance the development of its business.

 Approximated Number of Equity Security Holders

          The number of record holders of the Company's  Common Stock as of June

25, 1996 was approximately 1800. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are approximately 1,800 beneficial holders of its Common Stock held by others or in nominee names.

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

         The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:


                         Relationship to Total Revenues

                                                                   Fiscal Year Ended

                                                        March 29, 1996         March 31, 1995
                                                        --------------         --------------

Operating Revenues (in thousands) ................     $  4,085       $  4,959


Operating Expenses:
   (As a percentage of Operating Revenues
    Cost of Products Sold ........................         75.2%          79.2%
    Selling, General and Administrative ..........         18.2%          16.3%
   Interest Expense ..............................          3.8%           2.9%
   Depreciation and amortization .................          7.1%           5.2%

         TOTAL COSTS AND EXPENSES ................        103.4%         103.6%



Operating Income (loss) ..........................         (4.3%)         (3.6%)

Other Income (Expense)

    Other Non-Operating Income ...................          2.6%           .1%

Income (Loss) Before Income Taxes ................        (1.7%)          (3.5%)


Income taxes .....................................         (.6%)           (.1%)

Net Income (Loss) ................................        (2.3%)          (3.6%)

Comparative Analysis:

Year End Results:  March 29, 1996  vs. March 31, 1995

         Operating revenues for the year ended March 29, 1996 amounted to $4,085,177 reflecting a 17.6% decrease versus prior year 1995 revenues of $4,958,600. The decrease in revenues is a direct result of a continued decrease in governmental and military procurement and the Company's efforts to redirect its sales efforts to the commercial electronic market.

         Cost of products sold amounted to $3,070,264 for the fiscal year ended March 29, 1996 , or 75.2% of operating revenues. This reflected a decrease in the cost of products sold from $3,925,204 or 79.2% of operating revenues for the fiscal year ended March 31, 1995. This decrease is primarily due to cost reductions achieved as a result of the Company's cost control efforts to reduce variable operating expenses in a more competitive marketplace.

         Selling, general and administrative expenses were $746,000 and $809,235 or 18.2% and 16.3% of operating revenues for the fiscal years ended March 29, 1996 and March 31, 1995 respectively. This category of expense decreased 7.8% in fiscal 1996 from the prior year. The decrease can be attributed to management's efforts to better control selling and administrative costs.

         Interest expenses was $156,989 for the fiscal year ended March 29, 1996 or 3.8% of operating revenues. For the fiscal year ended March 31, 1995, interest expenses was $144,620 or 2.9% of operating revenues. The increase of 7.8% reflects increased interest rates in fiscal 1996 as compared to the prior year.

         Depreciation and amortization of $289,236 or 7.1% of operating revenues was reported for the fiscal year ended March 29, 1996. This reflects an increase of 11.6% from the prior year ended March 31, 1995 of $256,765 or 5.2% of operating revenues. The increase is a result of acquisition of new plant and equipment.

         The Company reported a net loss of $95,518 for the year ended March 29, 1996, representing a loss per common share of $.04 as compared to a loss of $181,598 or $.08 per share for the year ended March 31, 1995. The net loss can be attributed to a decrease of 17.6% in operating revenues over the prior year.

Liquidity and Capital Resources

         The Company reported a deficit working capital of $98,012 at March 29, 1996 as compared to a working capital deficit of $56,684 at March 31, 1995. The further decrease in working capital of $41,328 was attributable to the following items: "(approximate)"

      Net Income, (loss) (excluding depreciation and amortization)   193,718
      Capital expenditures                                          (196,847)

      Other transactions                                              38,199

         As a result of the above, the current ratio (current assets to current liabilities) was .95 to 1 at March 29, 1996 as compared to .97 to 1 at March 31, 1995.

         Current liabilities at March 29, 1996 were $2,094,213 compared to $1,995,148 at March 31, 1995. This continued decrease is primarily reflective of a decrease in revenue and resultant accounts receivable.

         The Company expended $196,847 in capital expenditures as against depreciation of $218,354 for the year ended March 29, 1996.

         The net loss for the year ended March 29, 1996 of $95,518 decreased stockholders' equity to $453,673 as compared to stockholders' equity of $549,191 at March 31, 1995.

         As of March 29, 1996 and as of March 31, 1995, the Company failed to meet the tangible net worth covenant and certain other financial covenants contained in its loan agreement with the UDC. The Company received a waiver of this covenant from the UDC for the period ending March 31, 1994. The Company has requested a continued waiver from the UDC. To date, UDC has not declared an event of default. There are no assurances that the Company will receive any additional waivers of this covenant and therefor, the Company may be deemed to be in default of its loan obligation to the UDC.

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

Item 7. Financial Statements See Index to Financial Statements and financial statements attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company had no disagreements with its accountants during the last two fiscal years.

                                    PART III

Item 9.  Directors,  Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a) of the Exchange Act

         The executive officers and directors of the Company are as follows:

Name                      Age                             Office
- ----                      ---                             ------

Michael Offerman           55                      Chairman of the Board of
                                                    Directors and President

Ralph Acello               59                      Vice-President - Production
                                                    and Director

Robert Knoth               54                      Secretary and Treasurer

Murray Sennet              73                      Director

Allen Gottlieb             55                      Director

Robert Pittman             71                      Director

- ------------------------

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

         Allen Gottlieb has been a member of the Company's Board of Directors since 1992. Mr. Gottlieb has been an attorney in private practice for over five
(5) years.

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

         Stephen Reich is the Director of Purchasing, a position he has held since July 1995. Prior to joining the Company, Mr. Reich owned and operated a retail business.

         Joan Prideaux joined the Company in July, 1995 as National Sales Manager. Prior to such time Ms. Prideaux was employed as an account executive of Viking Connectors.

Certain Reports

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership of Common Stock of the Corporation. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the fiscal year.

Item  10.  Executive Compensation

         The following table sets forth below the summary compensation paid or accrued by the Corporation during the fiscal years ended March 29, 1996, March 31, 1995 and April 1, 1994 for the Corporation's Chief Executive Officer:

    Name and Principal Position                 Year                    Salary             Bonus          Compensation1
    ---------------------------                 ----                    ------             -----          -------------

Michael Offerman, Chief                    March 29, 1996               $92,404               -                  0
Executive Officer, President2              March 31, 1995                86,875               -                  0
                                           April 1, 1994                 85,000               -                1,000

        -----------------------------------

(!) Represents a Director's fee of $1,000 per annum for service on the Board of Directors.

(2) During the years ended March 29, 1996, March 31, 1995 and April 1, 1994, the Corporation provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Corporation of such automobile or automobile allowances. The Corporation is unable to determine without unreasonable effort and expense the specific amount of such benefit, however, the Corporation has concluded that the aggregate amounts of such personal benefit for Mr. Offerman does not exceed
        $25,000 or 10% of the compensation reported as total salary and bonus reported. Effective January 1, 1995, Mr. Offerman entered into an employment agreement with the Company to increase his salary to $100,000 per annum. Mr. Offerman has agreed that, not withstanding the terms of his new employment agreement, he would be paid at the rate of $92,404 for fiscal 1996. See "Employment Agreements".

         No other officer of the Corporation received compensation (salary and bonus) in excess of $100,000 during the fiscal year ended March 29, 1996.

Pension/Benefit Incentive Plan

         In 1964, the Corporation's Shareholders and Board of Directors adopted a contributory pension plan (the "Salaried Pension Plan") effective April 1, 1964, for salaried employees of the Corporation. The Salaried Pension Plan as revised on April 1, 1987, provides for retirement benefits for qualified employees upon or prior to retirement. For early retirement, employees are eligible to receive a portion of their retirement benefits, starting 10 years prior to the employees anticipated normal retirement date (age 65), if the employee has completed l5 years of service to the Corporation. The employee is eligible to receive reduced retirement benefits based on an actuarial table for a period not exceeding ten (l0) years or his lifetime. In no event will benefits exceed $12,000 per year.

         For normal retirement at the age of sixty-five (65) the employee is entitled to receive full retirement benefits for a period not exceeding ten (10) years or his lifetime. If the employee should die prior to the ten year period, his beneficiaries will continue to receive the full benefit for the remainder of the ten year term. In no event will benefits exceed $12,000 per year.

         If payment is made on the "joint and survivor basis" as elected by the employee, benefits will be provided to both the employee and spouse on a reduced basis over the life of both the employee and his spouse. If the employee should die prior to the guaranteed ten year period, the spouse will receive the employee benefit for the remainder of the term, after which, the spouse will receive the reduced spousal benefit for the life of the spouse. In no event will the benefits pursuant to the joint and survivor basis exceed $12,000 per year.

         In June, 1995, the Company applied to the Pension Benefit Guarantee Corporation for a distress termination of the Salaried Pension Plan. The PBGC has notfied the Company that it has agreed to take over the Salaried Pension Plan. The PBGC has not issued its final order and may require that the Company enter into an agreement to make future payments to the PBGC.

         Under an agreement dated June 16, 1978, the Corporation entered into a retirement compensation agreement with Michael Offerman, which provides that upon reaching the age of 65, or the earlier of death, total disability, or employment termination by mutual consent, Michael Offerman or his beneficiary would be entitled to retirement payments of $30,000 per year for a period of five years.

         On April 8, 1986, the Board of Directors granted to Mr. Murray Sennet, a supplemental pension, effective upon his retirement on April 11, 1986, in the amount of $600 per month, which pension is to continue for a period of the earlier of ten (l0) years or, the death of Mr. Sennet.

Employment Agreements

         In August, 1995, the Board of Directors approved the terms of an employment agreement with Michael Offerman, its President and Chairman of the Board. Effective as of January 1, 1995, the terms of the Employment Agreement provide that Mr. Offerman's salary will be $100,000 per year and that he will be employed as President of the Company until a term expiring on December 31, 1999. Mr. Offerman has agreed to defer the increase in his salary from the previous year's rate of compensation ($86,875) until October 20, 1995. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits and the use of a full size automobile during the term. The Company also agreed to pay the premium for a $150,000 term life insurance policy payable to Mr. Offerman's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Offerman at the expiration of his term, the Company has agreed to pay Mr. Offerman the sum of $50,000. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr. Offerman's employment is terminated or he resigns, then Mr. Offerman will be entitled to receive a sum equal to the balance of his base salary for the remainder of the term plus $50,000. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Offerman the sum of $50,000.

         In August, 1995, the Board of Directors approved the terms of an employment agreement with Ralph Acello, its Vice President-Production. Effective as of January 1, 1995, the terms of the Employment Agreement provide that Mr. Acello's salary will be $58,300 per year and that he will be employed as Vice President-Production of the Company until a term expiring on December 31, 1999. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits and the use of a full size automobile during the term. The Company also agreed to pay the premium of a $150,000 term life insurance policy payable to Mr. Acello's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Acello at the expiration of his term, the Company has agreed to pay Mr. Acello the sum of $29,150. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr.
Acello's employment is terminated or he resigns, then Mr. Acello will be entitled to receive a sum equal to the balance of his base salary for the remainder of the term plus $29,150. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Acello the sum of $29,150.

         In August, 1995, the Board of Directors approved the terms of an employment agreement with Robert Knoth. Effective as of January 1, 1995, the terms of the Employment Agreement provide that Mr. Knoth's salary will be $56,000 per year and that he will be employed as Secretary and Treasurer until a term expiring on December 31, 1999. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits. The Company also agreed to pay the premium of a $150,000 term life insurance policy payable to Mr. Knoth's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Knoth at the expiration of his term, the Company has agreed to pay Mr. Knoth the sum of $28,250. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr. Knoth's employment is terminated or he resigns, then Mr. Knoth will be entitled to receive a sum equal to the balance of his base salary for the remainder of the term plus $28,250. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Knoth the sum of $28,250.

Cash Bonus Plan

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal years ended March 29, 1996, March 31, 1995, or April 1, 1994.

Compensation Of Directors

         Each Director, including officers of the Company who serve on the Board of Directors, receive a fee of $1,000 per year for their services. The Company has not paid Directors for their services for the last 2 fiscal years.

Item 11. Security Ownership of Certain Beneficial
         Owners and Management

         The following table sets forth certain information as of June 25, 1996 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns Common Stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 25, 1996, there were 2,303,502 shares of Common Stock issued and outstanding.

                                                                   Amount of and Nature
                              Name and Address of                     of Beneficial
  Title of Class              Beneficial Owner                         Ownership               Percentage of Class
  --------------              ----------------                         ---------               -------------------
Common Stock $.50            Michael Offerman                         399,784 (1)                      17.4%
Par Value                    140 58th Street
                             Brooklyn, NY  11220

                             Murray Sennet                             24,500                           1.1%
                             1900 Manor Lane
                             Plano, TX  75093

                             Allen Gottlieb                            82,300                           3.6%
                             325 Coral Way
                             Ft. Lauderdale. FL
                             33301

                             Robert Pittman                            20,000                            *
                             45 Ocean Avenue
                             Monmouth Bch, NJ
                             07750

                             Gerard Deiss
                             16 Rue De La Mart                        547,000 (2)                      23.7%
                             Chartreuil
                             6-68 490
                             Mere Par Montfort
                             L'Amaury, France

                             David Lopez and                          278,000                          12.1%
                             Nancy Lopez
                             Edge of Woods
                             P.O. Box 323
                             Southhampton, NY
                             11968


                             All Officers &                           526,584                          22.9%
                             Directors as a Group
                             (4 in number)

*  Less than 1%.

(1) 43,600 shares of Common Stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.

(2) These shares are beneficially owned by Mr. Deiss through a Liechtenstein trust.


Item 12. Certain Relationships and Related Transactions

         None.

Item 13. Exhibits, List and Reports on Form 8-K

(a)  Exhibits filed with Form 10-KSB:

         See annexed Exhibit index.

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

                                            IEH CORPORATION

                                            By:     /s/ Michael Offerman
                                                    Michael Offerman, President
Dated:   August 13, 1996


         Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Michael Offerman                                     August 13, 1996
Michael Offerman, Chairman of the
Board and President

/s/   Ralph Acello                                          August 13, 1996
Ralph Acello
Vice President and Director

/s/  Robert Knoth                                           August 13, 1996
Robert Knoth, Secretary and
Treasurer

/s/   Murray Sennet                                         August 13, 1996
Murray Sennet, Director


/s/  Robert Pittman                                         August 13, 1995
Robert Pittman, Director

                                  EXHIBIT INDEX

         The following Exhibits have previously been filed with the Securities and Exchange Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such Exhibits. Those Exhibits designated by an asterisk (*) are filed herewith.


Exhibit No.                                  Description
- -----------                                  -----------


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

10.8 Form of Collective Bargaining Agreement between Company and Local 259 of the United Auto Workers Union, dated October 1, 1991.

10.9     Form of Employment Agreement between Company and Michael Offerman

Exhibit No.                                  Description
- -----------                                  -----------

23.1*    Consent of Jerome Rosenberg CPA, independent auditor of the Company


27*      EDGAR Financial Date Schedule
ITEM 7-           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA:

                                 IEH CORPORATION

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT FOR THE YEARS ENDED MARCH 29, 1996
  AND MARCH 31, 1995

BALANCE SHEETS AT MARCH 29, 1996 AND MARCH 31, 1995

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 29, 1996
  AND MARCH 31, 1995

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
  MARCH 29, 1996 AND MARCH 31, 1995
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  MARCH 29, 1996 AND MARCH 31, 1995

NOTES TO FINANCIAL STATEMENTS

                                JEROME ROSENBERG
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                                   186 FEN WAY
                             SYOSSET, NEW YORK 11791






                          INDEPENDENT AUDITOR'S REPORT



To the stockholders and Board of Directors of IEH Corporation


I have audited the accompanying balance sheets of IEH Corporation as of March 29, 1996 and March 31, 1995 and the related statements of operations, stockholders equity and cash flows for each of the years ended March 29, 1996 and March 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based upon my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 29, 1996 and March 31, 1995 and the results of its operations and its cash flows for the years ended March 29, 1996 and March 31, 1995 in conformity with generally accepted accounting principles.






Syosset, New York
June 15, 1996

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 29, 1996 and March 31, 1995

                                                          March 29,    March 31,
                                                            1996         1995
                                                         ----------   ----------
                                     ASSETS
CURRENT ASSETS:
 Cash ................................................   $    3,416   $      300
 Accounts receivable,less allowance for
  doubtful accounts of $10,062 at March 29, 1996,
  and March 31, 1995 .................................      861,103      793,083
 Inventories ( Note 2 ) ..............................    1,016,272    1,020,309
 Prepaid expenses and other current assets ( Note 3 )        54,000       89,001
 Other receivables ...................................       61,410       35,771
                                                         ----------   ----------

   Total current assets ..............................    1,996,201    1,938,464
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT,less accumulated
 depreciation and amortization of $3,967,899 at
 March 29, 1996 and $4,704,880 at March 31, 1995 .....    1,537,973    1,630,362
                                                         ----------   ----------

OTHER ASSETS:
 Prepaid pension cost ................................       43,949       16,387
 Other assets ........................................       48,510       49,007
                                                         ----------   ----------
                                                             92,459       65,394
                                                         ----------   ----------


  Total assets .......................................   $3,626,633   $3,634,220
                                                         ==========   ==========

See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 29, 1996 and March 31, 1995

                                                                  March 29,       March 31,
                                                                    1996            1995
                                                               -----------    -----------
                                                                                (Restated)
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts receivable financing .............................   $   643,380    $   585,620
 Notes payable, current portion ............................         4,542         15,706
 Loan payable, current portion (Note 7 ) ...................        43,528         43,604
 Accrued corporate income taxes ............................        29,064         13,794
 Union pension, health and welfare,current portion (Note 11)       120,000        120,000
 Accounts payable ..........................................     1,097,924        953,532
 Other current liabilities (Note 9 ) .......................       155,775        262,892
                                                               -----------    -----------
   Total current liabilities ...............................     2,094,213      1,995,148
                                                               -----------    -----------

LONG-TERM LIABILITIES:
 Pension plan payable ......................................       516,966        438,651
 Notes payable, less current portion .......................          --            4,750
 Loan payable, less current portion (Note 7 ) ..............       278,680        320,533
 Union pension, health and welfare,long-term ( Note 11 ) ...       283,101        325,947
                                                               -----------    -----------
    Total long-term liabilities ............................     1,078,747      1,089,881
                                                               -----------    -----------

   Total liabilities .......................................     3,172,960      3,085,029
                                                               -----------    -----------


STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value;
  10,000,000 shares authorized,
  2,303,502 shares issued and outstanding ..................     1,151,751      1,151,751
 Capital in excess of par value ............................     1,615,874      1,615,874
 Retained earnings, ( Deficit ) ............................    (2,313,952)    (2,218,434)
   Total stockholders' equity ..............................       453,673        549,191
                                                               -----------    -----------


   Total liabilities and stockholders' equity ..............   $ 3,626,633    $ 3,634,220
                                                               ===========    ===========

See accompanying notes to financial statements

                                 IEH CORPORATION

                            STATEMENTS OF OPERATIONS


                                                              Year Ended
                                                    ----------------------------
                                                      March 29,        March 31,
                                                        1996             1995
                                                    -----------      -----------
REVENUES:
  Net sales (Note 13 ) ........................     $ 4,085,177      $ 4,958,600
                                                    -----------      -----------

COSTS AND EXPENSES:
  Cost of products sold .......................       3,070,264        3,925,204
  Selling, general and administrative .........         746,049          809,235
  Interest ....................................         156,989          144,620
  Depreciation and amortization ...............         289,236          258,765
                                                    -----------      -----------
                                                      4,262,538        5,137,824
                                                    -----------      -----------

OPERATING INCOME (LOSS) .......................        (177,361)     ( 179,224 )
                                                    -----------      -----------

OTHER INCOME ..................................         107,049            1,719
                                                    -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES .............         (70,312)     ( 177,505 )
                                                    -----------      -----------

PROVISION FOR INCOME TAXES ....................          25,206            4,093
                                                    -----------      -----------


NET INCOME (LOSS) .............................     $ ( 95,518)      $ (181,598)
                                                    ===========      ===========


INCOME (LOSS) PER COMMON SHARE
 BEFORE INCOME TAXES ..........................        $ (.03 )        $ ( .08 )
                                                    ===========      ===========


NET INCOME (LOSS) PER
  COMMON SHARE(Note 1) ........................        $ (.04 )        $ (. 08 )
                                                    ===========      ===========



WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING ..........................       2,303,502        2,303,502
                                                    ===========      ===========

See accompanying notes to financial statements

                                 IEH CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       For the Years Ended March 29, 1996
                               and March 31, 1995



                                                                                                      Capital in          Retained
                                                                       Common Stock                   Excess of           Earnings
                                                                  Shares            Amount           Par Value            (Deficit)
                                                              -----------         -----------        -----------        -----------
Balances, April 1, 1994 ..............................          2,303,502         $ 1,151,751        $ 1,615,874        ($1,892,571)

Net loss -Year ended March 31, 1995 ..................           (181,598)
                                                              -----------         -----------        -----------        -----------

Balances, March 31, 1995 .............................          2,303,502           1,151,751          1,615,874         (2,074,169)

 Prior period adjustments:

 Writedown of pension plan assets to
  net realizable value (Note 14) .....................           (144,265)
                                                              -----------         -----------        -----------        -----------

Restated balances at March 31, 1995 ..................          2,303,502           1,151,751          1,615,874         (2,218,434)

Net loss-Year ended March 21, 1996 ...................            (95,518)
                                                              -----------         -----------        -----------        -----------

Balances, March 29, 1996 .............................          2,303,502         $ 1,151,751        $ 1,615,874        ($2,313,952)

See accompanying notes to financial statements

                                 IEH CORPORATION

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                               Year Ended
                                                        -----------------------
                                                         March 29,     March 31,
                                                           1996          1995
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) ........................................    $ (95,518)    $(181,598)
                                                        ---------     ---------
 Adjustments to reconcile net (loss) to net
 cash used in operating activities:
 Depreciation and amortization .....................      289,236       258,765

Changes in assets and liabilities:
 (Increase) decrease in accounts receivable ........      (68,020)      362,784
 (Increase) decrease in inventories ................        4,037       135,280
 (Increase) decrease in prepaid expenses
   and other current assets ........................       35,001       (44,390)
 (Increase) decrease in other receivables ..........      (25,639)       (6,241)
 (Increase) decrease in prepaid pension costs ......      (27,562)       55,450
 Decrease in other assets ..........................          497         7,830
 Decrease in prepaid and refundable income taxes ...         --             271

 Increase (decrease) in accounts payable ...........      144,392        (2,718)
 (Decrease) in other current liabilities ...........     (107,117)     (167,002)
 Increase (decrease) in accrued
   corporate income taxes payable ..................       15,270        (9,201)
 (Decrease) in union pension and
    health and welfare .............................      (42,846)      (59,152)
 (Decrease) in deferred taxes ......................         --         (13,800)
 Increase (decrease) in pension plan payable .......       78,315        42,402
                                                        ---------     ---------
        Total adjustments ..........................      295,564       560,278
                                                        ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES ..............      200,046       378,680
                                                        ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment ........     (196,847)     (218,354)
                                                        ---------     ---------

NET CASH USED IN INVESTING ACTIVITIES ..............     (196,847)     (218,354)
                                                        ---------     ---------

See accompanying notes to financial statements

                                 IEH CORPORATION

                           Increase (Decrease) in Cash

                                                               Year Ended
                                                         ----------------------
                                                           March 29,   March 31,
                                                            1996        1995
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable .................     (15,914)     ( 2,810)
 Proceeds from accounts receivable financing .........      57,760         --
 Principal payments on accounts receivable financing .        --       (122,881)
Principal payments on loan payable ...................     (41,929)     (42,508)
                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES ................................          83     (168,199)
                                                         ---------    ---------



INCREASE (DECREASE) IN CASH ..........................       3,116       (7,873)

CASH, beginning of year ..............................         300        8,173
                                                         ---------    ---------

CASH, end of year ....................................   $   3,416    $     300
                                                         =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest expense ....................................   $ 156,989    $ 144,620
                                                         =========    =========

 Income taxes ........................................   $  25,206    $   4,093
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

                  Accounting Period:
                  The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31. The years ended March 29, 1996 and March 31, 1995 were comprised of 52 weeks.

                  Inventories:
                  Inventories are stated at cost, on a first-in, first-out basis, which does not exceed market value.

                  Property, Plant and Equipment:
                  Property, plant and equipment is stated at cost less accumulated depreciation and amortization.The Company provides for depreciation and amortization on the straight-line method over estimated useful lives of four to ten years.

                  Maintenance and repair expenditures are charged to operations, and renewals and betterments are capitalized. Items of property, plant and equipment which are sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation or amortization account and any gain or loss thereon is credited or charged to operations.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED):

                  Net Income (Loss) per Common Share:
                  Net income ( loss) per common share is based upon the weighted average number of common shares outstanding during each year.

NOTE 2-      INVENTORIES:
             Inventories are comprised of the following:

                                              March 29,        March 31,
                                                1996             1995
                                            ----------        ----------
                  Raw materials             $  607,593        $ 575,144
                  Work in process              113,309          115,070
                  Finished goods               295,370           330,095
                                            ----------        ----------
                                            $1,016,272        $1,020,309
                                            ==========        ==========

NOTE 3-      PREPAID AND OTHER CURRENT ASSETS:

             Prepaid expenses and other current assets are comprised of the following:


                                             March 29,        March 31,
                                              1996              1995
                                            --------          --------
                  Prepaid insurance         $ 54,000          $ 20,843
                  Other                         -               68,158
                                            --------          --------

                                            $ 54,000          $ 89,001
                                            ========          ========

NOTE 4-           PROPERTY, PLANT AND EQUIPMENT:
                  Details of property, plant and equipment are as follows:


                                                     March 29,         March 31,
                                                       1996              1995
                                                   ----------        ----------

                  Leasehold improvements           $  568,006        $  568,006
                  Machinery and equipment           3,561,995         3,636,802
                  Tools and dies                    1,215,855         1,642,855
                  Furniture and fixtures              148,770           432,760
                  Transportation equipment             11,246            54,819
                                                   ----------        ----------
                                                    5,505,872         6,335,242
                  Less: accumulated depreciation
                  and amortization                  3,967,899         4,446,115
                                                   ----------        ----------
                                                   $1,537,973        $1,670,773

                                IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5-           ACCOUNTS RECEIVABLE FINANCING:
                  The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2% above The Chemical Bank's publicly announced rate (8.25% at March 29, 1996) with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon providing sixty days prior written notice. The loan is secured by the Company's accounts receivable and inventories.

NOTE 6-           NOTES PAYABLE:
                  The following is a summary of notes payable:

                                                                                 Interest             March 29,          March 31,
                                                                                   Rate                1996                1995
                                                                                 --------            ---------           ---------
 of $297 through August, 1997 and
 collateralized by transportation equipment ...........................            9.75%             $ 5,048             $ 8,313

Insurance financing payable ...........................................           11.25%                --                13,876
                                                                                                     -------             -------

                                                                                                       5,048              22,189

Less: unamortized discount ............................................                                  506               1,733
                                                                                                     -------             -------
                                                                                                       4,542              20,456
Less: current portion .................................................                                4,542              15,706
                                                                                                     -------             -------

Long-term portion .....................................................                              $     0             $ 4,750
                                                                                                     =======             =======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE 7-           LOAN PAYABLE

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation (UDC), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 7%. The terms of the loan required only monthly interest payments from September 1, 1992 until August 1, 1993. Payment of principal and interest began on September 1, 1993. The balance remaining at March 29, 1996 amounted to $322,208.

                  Aggregate future principal payments are as follows:

                           Fiscal Year Ending March:

                                    1997                        $ 43,528
                                    1998                          45,710
                                    1999                          48,529
                                    2000                          50,694
                                    Thereafter                   133,747
                                                                --------
                                                                $322,208


                  As of March 29, 1996 and as of March 31, 1995, the Company had failed to meet two of the financial covenants; namely that the "Company" shall be obligated to maintain a tangible net worth of not less than $1,300,000 and that the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0. The Company reported tangible net worth of $453,673 at March 29, 1996 and $549,191 at March 31,
                  1995. The ratio of current assets to current liabilities at March 29, 1996 was .95 to 1.0, and at March 31, 1995, the ratio was .97 to 1.0.

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

NOTE 8-           INCOME TAXES:

                  The Company has available at March 29, 1996, for federal income tax purposes, a net operating loss of approximately $2,050,000 of which approximately 1,300,000 will expire in 2007 with the balance expiring in 2009. In addition, the Company has unused investment tax credits of approximately $86,000 which expire between 1997 and 2002.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9-           OTHER CURRENT LIABILITIES:
                  Other current liabilities are comprised of the following:

                                                         March 29,     March 31,
                                                           1996          1995
                                                        --------       ---------
                 Payroll and vacation pay accruals      $  5,590        $ 15,075
                 Sales commissions                         6,074           7,315
                 License fees                                  0          75,417
                 Pension plan payable                     65,389          35,049
                 Other                                    78,722         130,036
                                                        --------       ---------
                                                        $155,775       $ 262,892
                                                        ========       =========


NOTE 10-          PENSION PLAN-SALARIED PERSONNEL:

                  On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits which were and are currently due under the terms of the Plan. The PBGC further determined that pursuant to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") that the Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC intends to proceed pursuant to ERISA to have the Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.

                  Pension plan expense for the period April 1, 1995 through July 31, 1995 ( the Plan's termination date) and the year ended March 31, 1995 included the following components:

                                                    April 1, 1995
                                                         to           Year Ended
                                                      July 31,         March 31,
                                                       1995             1995
                                                     --------          --------
                  Service cost                        $     0          $  6,867
                  Interest cost on
                   projected benefit obligation        31,266            27,509
                  Actual return on assets
                   held in plan                         4,075            (4,107)
                  Net amortization of
                   transition liability
                   and net gain                        19,398            21,755
                                                     --------          --------
                  Pension plan expense              $  54,739         $  52,024
                                                    =========         =========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE 10-          PENSION PLAN-SALARIED PERSONNEL: (continued)


                   The unfunded status of the plan at July 31,1995 ( the Plan's termination date ) and March 31, 1995 is as follows:


                                                         July 31,      March 31,
                                                          1995           1995
                                                         --------       --------
Vested benefit obligation ........................       $606,300       $478,934
                                                         ========       ========

Accumulated benefit obligation ...................       $626,304       $503,201
                                                         ========       ========

Projected benefit obligation .....................       $626,304       $514,175
Plan assets at fair value ........................         43,949         38,208
                                                         --------       --------
Unfunded status ..................................        582,355        475,967
Unrecognized net gain ............................         77,968          1,125
Unrecognized liability at transition .............        148,073        172,751
Adjustment required to recognize
 minimum liability ...............................        226,041        162,902
                                                         --------       --------

Net pension liability recognized in
 the balance sheet ...............................       $582,355       $464,993
                                                         ========       ========


                  The weighted discount rate used to measure the projected benefit obligation is 5.25%, the rate of increase in future compensation levels is 5.25% and the expected long-term rate of return on assets is 9%.

                  At March 29,  1996 and March 31,  1995,  $65,389  and  $35,049
                  respectively of the pension liability is included in other current liabilities, with the balance of $516,966 and $438,651 respectively shown as a long-term liability. At March 29, 1996 and March 31, 1995, the long-term portion includes $226,041 and $160,652 respectively, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Accounting Standards No. 87.

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

                  In 1979, the Company entered into an agreement with Brevetron S.A., for the manufacture and sale of certain electrical connectors. The agreement was a so-called "hybrid" agreement involving a license under both patent rights and know-how. The license was non-exclusive, and in fact the Company encountered licensed competition in the United States in the sale of these products known as the "Hypertac" socket. The last of these patents expired in 1992.

                  The Company, however, had continued to pay licensing fees to Brevetron S.A. and for the year ended March 31, 1995 had recorded a licensing fee liability of $75,417. For the six months ended September 30, 1995, the Company had initially recorded an additional $31,783 in license fees. Upon having outside counsel conduct a review of the agreement, the Company had advised Brevetron S.A. that it believes that there is no legal obligation on the part of the Company to pay any further licensinfg fees. It is the opinion of the Company's outside counsel that the agreement had been unenforceable since January 7, 1992, the date of expiration of the latest patent.

                  Accordingly, the Company has reversed the current year's license fees of $31,783 that were recorded as an expense in the period ending September 30, 1995. The remaining liability of $75,417 representing the amount of licensing fees recorded for the year ended March 31, 1995 was reversed and recorded in the current year as an item of other income.

                  On August 23, 1991, the Company entered into a lease with the New York City Economic Development Corporation for its office and manufacturing facility. The Company is obligated under this lease through September 1, 2001, at minimum annual rentals as follows:

                           Fiscal Year Ending:
                              1997                             $  194,236
                              1998                                194,236
                              1999                                194,236
                              2000                                194,236
                              2001                                194,236
                           Thereafter                              80,394
                                                               ----------
                                                               $1,051,574

                  Net rental expense for the year ended March 29, 1996 for this lease was $186,952.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11-          COMMITMENTS: (continued)

                  The Company has, with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor  contract  and  are  based  on  the  number  of  covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is not currently available. The amount of accumulated benefits and net assets of such plan also is not currently available to the Company. Total contributions charged to expense under this pension plan were $42,140 and $65,254 for the fiscal years ending March 29, 1996 and March 31, 1995.

                  As of March 29, 1996, the Company was in arrears with respect to its contributions to the union's health and welfare and pension plans. The amount due the health and welfare plan was $179,889 and the amount due the pension plan was $223,212, for a total amount due of $403,101.

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

                  The total amount due of $403,101 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $283,101 as a long-term liability.

NOTE 12-          STOCK OPTION PLAN:

                  On December 4, 1986 and as supplemented on January 6, 1987 and March 11, 1987, the Company's Board of Directors proposed the establishment of a non-qualified stock option plan for key employees, which was ratified on September 11, 1987 by a majority vote of the Company's stockholders at the Company'

                                IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                  annual meeting. The plan provided for the granting of options to purchase an aggregate of 125,000 shares of the Company's common stock. The Plan lapsed in September 1992. There are currently no options outstanding nor exercisable at March 29, 1996.

NOTE 13-          REVENUES FROM MAJOR CUSTOMERS:

                  In the fiscal year ended March 29, 1996, more than 10% of the Company's total revenues were earned from three customers. Total sales to these customers were approximately $924,000. Individually, sales to these three customers were $319,000, $307,000 and $298,000. In the fiscal year ended March 31, 1995 more than 10% of the Company's total revenues were earned from three customers. Total sales to these customers were approximately $717,000, $581,000 and $382,000.

NOTE 14-          PRIOR PERIOD ADJUSTMENT:

                  In connection with the termination of the Salaried Pension Plan, it was determined that the Pension Plan's assets were overstated in the prior year. Accordingly, an adjustment of $144,265, representing the writedown of pension plan assets to net realizable value was made as a charge to opening retained earnings (deficit), as reflected in the accompanying financial statements.