Form 10QSB
period 1996-06-30
IEH CORPORATION
filed 1996-08-23
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                               ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________


                           Commission File No. 0-5258

                                 IEH CORPORATION
             (Exact name of registrant as specified in its charter)

      New York                                                  1365549348
- -------------------------------                           ----------------------
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

                  Yes  [   ]                 No  [ X ]

         2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of August 10, 1996.

                                 IEH CORPORATION

                                    CONTENTS






PART 1 - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Balance Sheets
                  June 28, 1996 (Unaudited)
                  and March 29, 1996

                  Statement of Operations
                  (Unaudited) for the three months
                  ended June 28, 1996 and
                  June 30, 1995

                  Statement of Cash Flows (Unaudited)
                  for the three months ended June 28, 1996
                  and June 30, 1995

                  Notes to Financial Statements
                  (Unaudited)

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS


PART II - OTHER INFORMATION

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 28, 1996 and March 29, 1996



                                                          June 28,     March 29,
                                                            1996         1996
                                                         ----------   ----------
                                                       ( Unaudited )  ( Note 1 )

                            ASSETS

CURRENT ASSETS:
 Cash ................................................   $   47,629   $    3,416
 Accounts receivable, less allowance for
  doubtful accounts of $10,062 at June 28, 1996
  and March 29, 1996
  in 1993 ............................................      843,530      861,103
 Inventories (Note 2 ) ...............................    1,066,961    1,016,272
 Prepaid expenses and other current assets(Note 3) ...       37,530       54,000
 Other receivables ...................................       23,519       61,410
                                                         ----------   ----------

    Total current assets .............................    2,019,169    1,996,201
                                                         ----------   ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $4,043,799 at
  June 28, 1996 and $3,967,899 at March 29, 1996 .....    1,525,993    1,537,973
                                                         ----------   ----------


OTHER ASSETS:
 Prepaid pension cost (Note 6) .......................       43,949       43,949
 Other assets ........................................       48,136       48,510
                                                         ----------   ----------
                                                             92,085       92,549
                                                         ----------   ----------

    Total assets .....................................   $3,637,247   $3,626,633
                                                         ==========   ==========



See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 28, 1996 and March 29, 1996



                                                                       June 28,         March 29,
                                                                         1996             1996
                                                                      -----------    -----------
                                                                    ( Unaudited )      ( Note 1 )

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts receivable financing ....................................   $   641,970    $   643,380
 Notes payable, current portion ...................................         4,457          4,542
 Loan payable, current portion (Note 5) ...........................        43,818         43,528
 Accrued corporate income taxes ...................................        33,116         29,064
 Union pension and health and welfare,current portion(Note 6) .....       120,000        120,000
 Accounts payable .................................................     1,086,257      1,097,924
 Other current liabilities (Note 4) ...............................       109,092        155,775
                                                                      -----------    -----------
    Total current liabilities .....................................     2,038,710      2,094,213
                                                                      -----------    -----------

LONG-TERM LIABILITIES:
 Pension plan payable (Note 6) ....................................       582,455        516,966
 Loan payable, less current portion (Note 5) ......................       267,508        278,680
 Union pension and health and welfare, less current portion(Note 6)       262,989        283,101
                                                                      -----------    -----------
                                                                        1,112,952      1,078,747
                                                                      -----------    -----------
    Total liabilities .............................................     3,151,662      3,172,960
                                                                      -----------    -----------


STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value:
 10,000,000 shares authorized;
 2,303,502 shares issued and outstanding ..........................     1,151,751      1,151,751
 Capital in excess of par value ...................................     1,615,874      1,615,874
 Retained earnings(Deficit) .......................................    (2,282,040)    (2,313,952)
    Total stockholders' equity ....................................       485,585        453,673
                                                                      -----------    -----------

    Total liabilities and stockholders' equity ....................   $ 3,637,247    $ 3,626,633
                                                                      ===========    ===========

See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                         Three Months Ended
                                                  -----------------------------
                                                     June 28,          June 30,
                                                       1996              1995
                                                  -----------       -----------
REVENUES, net sales .......................       $ 1,152,385       $ 1,031,647
                                                  -----------       -----------

COSTS AND EXPENSES:
 Cost of products sold ....................           819,993           811,315
 Selling, general and
     administrative .......................           178,294           198,095
 Interest .................................            39,278            37,716
 Depreciation and
     amortization .........................            77,100            66,450
                                                  -----------       -----------

                                                    1,114,665         1,113,576
                                                  -----------       -----------

OPERATING INCOME (LOSS) ...................            37,720           (81,929)
                                                  -----------       -----------

OTHER INCOME ..............................               627               289
                                                  -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES .........            38,347           (81,640)
                                                  -----------       -----------

PROVISION FOR INCOME TAXES ................             6,436             6,300
                                                  -----------       -----------

NET INCOME (LOSS) .........................       $    31,911       $   (87,940)
                                                  ===========       ===========

NET INCOME (LOSS) PER
 COMMON SHARE .............................       $      .014       $     (.038)
                                                  ===========       ===========


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 (in thousands) ...........................             2,304             2,304
                                                  ===========       ===========


See accompanying notes to financial statements

                                 IEH CORPORATION

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                                Three Months Ended
                                                              ----------------------
                                                               June 28,     June 30,
                                                                 1996         1995
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss) ........................................   $  31,911    $ (87,940)
                                                              ---------    ---------
  Adjustments to reconcile net income(loss)
   to net cash used in operating activities:
    Depreciation and amortization .........................      77,100       66,450

   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable ............      17,573      155,710
    (Increase) decrease in inventories ....................     (50,689)      (3,291)
    (Increase) decrease in prepaid expenses
       and other current assets ...........................      16,470        9,679
    (Increase) decrease in other receivables ..............      37,891       (2,925)
    (Increase) decrease in other assets ...................         464          375

    (Decrease) increase in accounts payable ...............     (11,667)     122,702
    (Decrease) increase in other current liabilities ......     (46,683)      14,307
    Increase in accrued corporate income taxes payable ....       4,052        7,928
    Increase in due to union pension and health and welfare     (20,112)     (16,052)
    (Decrease) increase in pension plan payable ...........      65,489       24,911
                                                              ---------    ---------
             Total adjustments ............................      89,888      379,794
                                                              ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES .....................     121,799      291,854
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..............     (65,209)     (98,930)
                                                              ---------    ---------

NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES ..................................     (65,209)     (98,930)
                                                              ---------    ---------

See accompanying notes to financial statements

                                 IEH CORPORATION

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                            Three Months Ended
                                                           ---------------------
                                                           June 28,     June 30,
                                                             1996         1995
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable .................   $     (85)   $  (8,403)
 Proceeds from accounts receivable financing .........        --           --
 Principal payments on accounts receivable financing .      (1,410)    (131,710)
 Principal payments on loan payable ..................     (10,882)     (52,811)
                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ..............................     (12,377)    (192,924)
                                                         ---------    ---------

INCREASE (DECREASE) IN CASH ..........................      44,213         --

CASH, beginning of period ............................       3,416          300
                                                         ---------    ---------

CASH, end of period ..................................   $  47,629    $     300
                                                         =========    =========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the nine months for:

    Interest .........................................   $  39,278    $  37,716
                                                         =========    =========

    Income Taxes .....................................   $   6,436    $   6,300
                                                         =========    =========


See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-           FINANCIAL STATEMENTS:

                  The accompanying financial statements of IEH Corporation("The Company") for the three months ended June 28, 1996 and June 30, 1995 have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10- KSB for the fiscal year ended March 29, 1996. The balance sheet at March 29, 1996 has been taken from the audited financial statements of that date.

                  The Company's fiscal quarters end on the last Friday of each quarter, and its fiscal year ends on the last Friday of March of each calendar year.



Note 2-           INVENTORIES:

                  Inventories are comprised of the following:

                                          June 28,                    March 29,
                                            1996                        1996
                                            ----                        ----
                                        (Unaudited)

                  Raw materials        $   637,898                 $   607,593
                  Work in process          118,961                     113,309
                  Finished goods           310,102                     295,370
                                         ---------                 -----------

                                        $1,066,961                 $ 1,016,272
                                        ==========                 ===========


                  Inventories are priced at the lower of cost (first-in, first -out method) or market. During the current fiscal year, the Company established a reserve for obsolescence to reflect net realizable value. The balance of this reserve as of June 28, 1996 was $60,000.

                  Inventories at June 28, 1996 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3-           PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                                   June 28,           March 29,
                                                     1996               1996
                                                     ----               ----
                                                ( Unaudited )


                  Prepaid insurance               $ 37,530            $ 54,000
                  Other current assets                -                   -
                                                  --------            --------
                                                  $ 37,530            $ 54,000
                                                  ========            ========


Note 4-           OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                                       June 28,        March 29,
                                                         1996            1996
                                                         ----            ----
                                                     (Unaudited)

                 Payroll and vacation accruals    $     30,900        $  5,590
                 Sales commissions                       6,363           6,074
                 Pension plan payable                      -            65,389
                 Other                                   71,829         78,722
                                                      ---------      ---------
                                                      $ 109,092      $ 155,775
                                                      =========      =========


Note 5-           LOAN PAYABLE:

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation, ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 7%.

                  The balance remaining at June 28, 1996 was $311,326.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




Note 5-           LOAN PAYABLE (continued):

                  Aggregate future principal payments are as follows:

                   Fiscal Year Ending March:
                         1997                             $   32,646
                         1998                                 45,710
                         1999                                 48,529
                         2000                                 50,694
                    Thereafter                               133,747
                                                          ----------
                                                          $  311,326
                                                          ==========

                  As of June 28, 1996, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0. The Company reported tangible net worth of $485,585. The ratio of current assets to current liabilities at June 28, 1996 was .99 to 1.

                  The Company had previously received a waiver of this covenant from the UDC through the period ending July 8, 1993 and had subsequently received an additional waiver of this covenant through the period ending March 31, 1994.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




Note 6-           COMMITMENTS:

                  The Company has, with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor  contract  and  are  based  on  the  number  of  covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. Total contributions charged to operations under this pension plan were $9,889 for the three months ended June 28, 1996.

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

                  As of June 28, 1996, the Company reported arrears with respect to its past contributions to the union's health and welfare plan and contributions to the pension plan. The amount due the health and welfare plan was $164,889 and the amount due the pension plan was $218,100, for a total of $382,989.

                  The total amount due of $382,989 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $262,989 as a long-term liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6-           COMMITMENTS (continued):

                  On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaries Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits which were and are currently due under the terms of the Plan. The PBGC further determined that pursuant to the provisions of the Employment Retirement Income Security Act of 1974, as amended ("ERISA") that the Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC intends to proceed pursuant to ERISA to have the Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.



Note 7-           CONTINGENCIES:

                  In 1979, the Company entered into an agreement with Brevetron S.A. for the manufacture and sale of certain electrical connectors. The agreement was a so-called "hybrid" agreement involving a license under both patent rights and know-how. The license was non-exclusive, and in fact the Company encountered licensed competition in the United States in the sale of these products known as the "Hypertac" socket. The last of these patents expired in 1992. The Company, however, had continued to pay licensing fees to Brevetron S.A. and thru the year ended March 31, 1995 had recorded a licensing fee liability of $75,417. For the six months ended September 30, 1995, the Company had recorded an additional $31,783 in license fees. Upon having outside counsel conduct a review of the agreement, the Company has advised Brevetron that it believes that there is no legal obligation for the Company to pay any further licensing fees. It is the opinion of counsel that the agreement has been unenforceable since January 7, 1992, the date of expiration of the latest patent. Accordingly, the Company had reversed the accrual of license fees of $31,783 that were recorded in the period ending September 30, 1995. The remaining liability of $75,417 representing the amount of licensing fees recorded as a liability as of March 31, 1995 was reversed as of March 29, 1996.

Note 8-           CHANGES IN STOCKHOLDERS' EQUITY:

                  Retained earnings increased by $31,911 which represents the net income for the three months ended June 28, 1996.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table sets forth for the periods indicated, sales revenues and percentages for certain items in the financial data as such items bear to the revenues of the Company:

                                                            Three Months Ended
                                                       -------------------------
                                                         June 28,       June 30,
                                                           1996           1995
                                                       --------         --------
Revenues, net sales(in thousands) ............         $  1,152         $  1,032
                                                       --------         --------


Costs and Expenses:
 (as a percentage of revenues)

 Cost of products sold .......................             71.2%            78.6%
 Selling,general and administrative ..........             15.5%            19.2%
 Interest expense ............................              3.4%             3.7%
 Depreciation and amortization ...............              6.7%             6.4%
                                                        --------         --------
         Total costs and expenses ............             96.8%           107.9%
                                                        --------         --------

 Operating income (loss) .....................              3.2%            (7.9%)
                                                        --------         --------

 Other income ................................               .1%              .0%
                                                        --------         --------

 Income (loss) before income taxes ...........              3.3%            (7.9%)
                                                        --------         --------

 Provision for income taxes ..................              (.5%)            (.6%)
                                                        --------         --------

 Net income (loss) ...........................              2.8%            (8.5%)
                                                        ========         ========

Comparative Analysis:

Operating revenues for the three month period ending June 28, 1996 amounted to $1,152,385 reflecting an 11.7% increase versus the prior three month period ending June 30, 1995 of $1,031,647. The increase in revenues in this comparative period reflects the Company's efforts to redirect its sales efforts to commercial electronic sales.

Cost of products sold amounted to $819,993 for the three months ended June 28, 1996 or 71.2% of revenues. This reflected an increase of 1% in the cost of products sold from $811,315 or 78.6% of revenues from the comparative three month period ended June 30, 1995. This increase is primarily due to the increase in revenue and resultant costs associated with production.

Selling, general and administrative expenses were $178,294 or 15.5% of revenues, compared to $198,095 or 19.2% of revenues for the comparative three month period ending June 30, 1995. This decrease of 10.0% was attributed to management's efforts to better control costs and expenses.

Interest expense was $39,278 or 3.4% of revenues as compared to $37,716 or 3.7% of revenues for the prior three month period ending June 30, 1995. The increase in interest expense of 4.1% reflects the higher rates prevailing in the current fiscal year as compared to the prior year.

Depreciation and amortization of $77,100 or 6.7% was reported for the three months ended June 28, 1996 as compared to $66,450 or 6.4% of revenues for the prior three month period ending June 30, 1995. This expense as a percentage of revenues increased as a result of an increase in the acquisition of machinery and equipment during the three month period ended June 30, 1995.

The Company reported net income of $31,911 for the three month period ended June 28,1996, representing net income of $.014 per common share as compared to a net loss of $.038 per common share for the three months ended June 30,1995. This comparative increase for the current three month period is due to an overall increase in revenues during this period.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 27. Financial Data Schedule

         (b) Reports on Form 8-K during Quarter

         None

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        IEH CORPORATION
                                                        (Registrant)


August 23, 1996                                         /s/Michael Offerman
                                                        ------------------
                                                        Michael Offerman
                                                        President

August 23, 1996                                         /s/Robert Knoth
                                                        ------------------
                                                        Robert Knoth
                                                        Chief Financial Officer