Form 10QSB
period 1996-09-30
IEH CORPORATION
filed 1996-11-13
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 27, 1996
                               ----------------------

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

                  Yes  [ X ]                 No  [   ]

         2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of November 12, 1996.

                                 IEH CORPORATION

                                    CONTENTS





PART 1 - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Balance Sheets
                  September 27, 1996 (Unaudited)
                  and March 29, 1996

                  Statement of Operations
                  (Unaudited) for the six months
                  ended September 27, 1996 and
                  September 30, 1995

                  Statement of Cash Flows (Unaudited)
                  for the six months ended September 27, 1996
                  and September 30, 1995

                  Notes to Financial Statements
                  (Unaudited)

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS


PART II - OTHER INFORMATION

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 27, 1996 and March 29, 1996


                                                       September 27,   March 29,
                                                          1996           1996
                                                       (Unaudited)     (Note 1)

                          ASSETS


CURRENT ASSETS:
 Cash ................................................   $   56,714   $    3,416
 Accounts receivable, less allowance for
  doubtful accounts of $10,062 at Sept 27, 1996
  and March 29, 1996 .................................      726,854      861,103
 Inventories (Note 2 ) ...............................    1,126,525    1,016,272
 Prepaid expenses and other current assets(Note 3) ...       24,179       54,000
 Other receivables ...................................       23,704       61,410
                                                         ----------   ----------

    Total current assets .............................    1,957,976    1,996,201
                                                         ----------   ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $4,119,699 at
  Sept 27, 1996 and $3,967,899 at March 29, 1996 .....    1,491,060    1,537,973
                                                         ----------   ----------


OTHER ASSETS:
 Prepaid pension cost (Note 6) .......................       43,949       43,949
 Other assets ........................................       47,761       48,510
                                                         ----------   ----------
                                                             91,710       92,459
                                                         ----------   ----------

    Total assets .....................................   $3,540,746   $3,626,633
                                                         ==========   ==========




                 See accompanying notes to financial statements


                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 27, 1996 and March 29, 1996



                                                                       September 27,     March 29,
                                                                           1996            1996
                                                                       (Unaudited)       (Note 1)

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts receivable financing ....................................   $   694,504    $   643,380
 Notes payable, current portion ...................................         3,571          4,542
 Loan payable, current portion (Note 5) ...........................        44,362         43,528
 Accrued corporate income taxes ...................................        34,850         29,064
 Union pension and health and welfare,current portion(Note 6) .....       120,000        120,000
 Accounts payable .................................................       988,905      1,097,924
 Other current liabilities (Note 4) ...............................        55,177        155,775
                                                                      -----------    -----------
    Total current liabilities .....................................     1,941,369      2,094,213
                                                                      -----------    -----------

LONG-TERM LIABILITIES:
 Pension plan payable (Note 6) ....................................       582,455        516,966
 Loan payable, less current portion (Note 5) ......................       263,403        278,680
 Union pension and health and welfare, less current portion(Note 6)       244,504        283,101
                                                                      -----------    -----------
                                                                        1,090,362      1,078,747
                                                                      -----------    -----------
    Total liabilities .............................................     3,031,731      3,172,960
                                                                      -----------    -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value:
 10,000,000 shares authorized;
 2,303,502 shares issued and outstanding ..........................     1,151,751      1,151,751
 Capital in excess of par value ...................................     1,615,874      1,615,874
 Retained earnings(Deficit) .......................................    (2,258,610)    (2,313,952)
    Total stockholders' equity ....................................       509,015        453,673
                                                                      -----------    -----------

    Total liabilities and stockholders' equity ....................   $ 3,540,746    $ 3,626,633
                                                                      ===========    ===========


                 See accompanying notes to financial statements

                                                           IEH CORPORATION
                                                       STATEMENT OF OPERATIONS
                                                             (Unaudited)



                                                               Six Months Ended                           Three Months Ended
                                                     ---------------------------------            ---------------------------------
                                                        Sept 27,             Sept 30,                Sept 27,              Sept 30,
                                                         1996                  1995                   1996                   1995
                                                     -----------           -----------            -----------           -----------
REVENUE, net sales .......................           $ 2,312,104           $ 1,870,487            $ 1,159,719           $   838,839
                                                     -----------           -----------            -----------           -----------

COSTS AND EXPENSES:
 Cost of products sold ...................             1,679,334             1,474,929                823,701               663,885
 Selling, general and
   administrative ........................               337,381               341,046                194,728               142,968
 Interest ................................                74,338                69,993                 35,060                32,277
 Depreciation and
   amortization ..........................               153,300               132,900                 76,200                66,450
                                                     -----------           -----------            -----------           -----------
                                                       2,244,353             2,018,868              1,129,689               905,580
                                                     -----------           -----------            -----------           -----------


OPERATING INCOME(LOSS) ...................                67,751              (148,381)                30,030               (66,471)
                                                     -----------           -----------            -----------           -----------

OTHER INCOME .............................                   627                  --                     --                    --
                                                     -----------           -----------            -----------           -----------

INCOME (LOSS) BEFORE
 INCOME TAXES ............................                68,378              (148,381)                30,030               (66,471)
                                                     -----------           -----------            -----------           -----------

PROVISION FOR
 INCOME TAXES ............................                13,036                12,600                  6,600                 6,300
                                                     -----------           -----------            -----------           -----------

NET INCOME (LOSS) ........................           $    55,342           $  (160,981)           $    23,430           $ ( 73,041)
                                                     ===========           ===========            ===========           ===========

NET INCOME (LOSS) PER
 COMMON SHARE ............................           $      .024                $(. 07            $       .01              $ ( .03)
                                                     ===========           ===========            ===========           ===========

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING
 (in thousands) ..........................                 2,304                 2,304                  2,304                 2,304
                                                     ===========           ===========            ===========           ===========


                                           See accompanying notes to financial statements

                                                         IEH CORPORATION

                                                    STATEMENTS OF CASH FLOWS
                                                   Increase (Decrease) in Cash
                                                           (Unaudited)


                                                                                                           Six Months Ended
                                                                                                   ---------------------------------
                                                                                                   September 27,       September 30,
                                                                                                       1996                 1995
                                                                                                   ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss) ...................................................................             $  55,342              $(160,981)
                                                                                                   ---------              ---------
  Adjustments to reconcile net income(loss)
   to net cash used in operating activities:
    Depreciation and amortization ....................................................               153,300                132,900

   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable .......................................               134,249                163,968
    (Increase) decrease in inventories ...............................................              (110,253)                33,375
    (Increase) decrease in prepaid expenses
       and other current assets ......................................................                29,821                  4,259
    (Increase) decrease in other receivables .........................................                37,706                (27,421)
    (Increase) decrease in other assets ..............................................                   749                    750

    (Decrease) increase in accounts payable ..........................................              (109,019)               178,697
    (Decrease) increase in other current liabilities .................................              (100,598)               (80,993)
    (Decrease) increase in accrued corporate income taxes payable ....................                 5,786                 13,958
    (Decrease) increase in due to union pension and health and welfare ...............               (38,597)                (2,285)
    (Decrease) increase in pension plan payable ......................................                65,489                    676
                                                                                                   ---------              ---------
             Total adjustments .......................................................                68,633                417,884
                                                                                                   ---------              ---------
NET CASH USED IN OPERATING ACTIVITIES ................................................               123,975                256,903
                                                                                                   ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .........................................              (106,387)               (98,847)
                                                                                                   ---------              ---------

NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES .............................................................              (106,387)               (98,847)
                                                                                                   ---------              ---------

                                           See accompanying notes to financial statements

                                                         IEH CORPORATION

                                              STATEMENTS OF CASH FLOWS (CONTINUED)
                                                   Increase (Decrease) in Cash
                                                           (Unaudited)


                                                                                            Six Months Ended
                                                                                 ---------------------------------------
                                                                                  September 27,            September 30,
                                                                                       1996                    1995
                                                                                    ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable ...........................................    $    (971)              $ ( 16,668)
 Proceeds from accounts receivable financing ...................................       51,124                    --
 Principal payments on accounts receivable financing ...........................         --                  (120,821)
 Principal payments on loan payable ............................................      (14,443)                (20,567)
                                                                                    ---------               ---------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ........................................................       35,710                (158,056)
                                                                                    ---------               ---------

INCREASE (DECREASE) IN CASH ....................................................       53,298                    --

CASH, beginning of period ......................................................        3,416                     300
                                                                                    ---------               ---------

CASH, end of period ............................................................    $  56,714               $     300
                                                                                    =========               =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the six months for:

    Interest ...................................................................    $  74,338               $  69,993
                                                                                    =========               =========

    Income Taxes ...............................................................    $  13,036               $  12,600
                                                                                    =========               =========


                                           See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




Note 1-  FINANCIAL STATEMENTS:

         The accompanying financial statements of IEH Corporation("The Company") for the six months ended September 27, 1996 and September 30, 1995 have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10- KSB for the fiscal year ended March 29, 1996. The balance sheet at March 29, 1996 has been taken from the audited financial statements of that date.



Note 2- INVENTORIES:


        Inventories are comprised of the following:

                                        September 27,               March 29,
                                            1996                      1996
                                            ----                      ----
                                        (Unaudited)
                  Raw materials         $  673,509               $   607,593
                  Work in process          125,602                   113,309
                  Finished goods           327,414                   295,370
                                         ---------                 ---------
                                        $1,126,525               $ 1,016,272
                                        ==========               ===========

         Inventories are priced at the lower of cost (first-in, first -out method) or market. During the current fiscal year, the Company established a reserve for obsolescence to reflect net realizable value. The balance of this reserve as of September 27, 1996 was $24,000.

         Inventories at September 27, 1996 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3- PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                        September 27,            March 29,
                                            1996                   1996
                                            ----                   ----
                                       ( Unaudited )
             Prepaid insurance           $ 24,179               $ 54,000
             Other current assets              -                      -
                                         --------                  -----
                                         $ 24,179               $ 54,000
                                         ========                ========

Note 4- OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                               September 27,         March 29,
                                                  1996                 1996
                                                  ----                 ----
                                               (Unaudited)

            Payroll and vacation accruals      $   1,720            $  5,590
            Sales commissions                     13,653               6,074
            Pension plan payable                    -                 65,389
            Other                                 39,804              78,722
                                                ---------           ---------
                                               $  55,177            $155,775
                                               =========            ========

Note 5- LOAN PAYABLE:

         On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation, ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 7%.

         The balance remaining at September 27, 1996 was $307,765.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5- LOAN PAYABLE (continued):

         Aggregate future principal payments are as follows:

           Fiscal Year Ending March:
                    1997                              $   29,085
                    1998                                  45,710
                    1999                                  48,529
                    2000                                  50,694
               Thereafter                                133,747
                                                      ----------
                                                      $  307,765
                                                      ==========


         As of September 27, 1996, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0. The Company reported tangible net worth of $509,015. The ratio of current assets to current liabilities at September 27, 1996 was 1.008 to 1.0.


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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6- COMMITMENTS:

         The Company has, with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. Total contributions charged to operations under this pension plan were $21,403 for the six months ended September 27, 1996.

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

         As of September 27, 1996, the Company reported arrears with respect to its past contributions to the union's health and welfare plan and contributions to the pension plan. The amount due the health and welfare plan was $149,889 and the amount due the pension plan was $214,615, for a total of $364,504.

         The total amount due of $364,504 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $244,504 as a long-term liability.

         On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaries Pension Plan. On

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
         COMMITMENTS: (continued)

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

Note 8- CHANGES IN STOCKHOLDERS' EQUITY:

         Retained earnings increased by $23,430 which represents the net income for the three months ended June 28, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations:

         The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                           Six Months Ended
                                                     September 27, September 30,
                                                     ---------------------------
                                                        1996            1995
                                                     --------         --------
Operating Revenues (in thousands) .................  $  2,312         $  1,870
                                                     --------         --------

Costs and Expenses:
  (as a percentage of revenues)

         Cost of Products Sold ....................      72.6%            78.9%

         Selling, General and Administrative ......      14.6%            18.2%

         Interest Expense .........................       3.2%             3.7%

         Depreciation and amortization ............       6.6%             7.1%
                                                     --------         --------

                  Total costs and expenses ........      97.0%           107.9%
                                                     --------         --------


Operating Income (loss) ...........................       3.0%            (7.9%)
                                                     --------         --------

Other Income ......................................        .0%              .0%
                                                     --------         --------

Income (loss) before Income Taxes .................       3.0%            (7.9%)
                                                     --------         --------

Income Taxes ......................................        .6%             (.7%)
                                                     --------         --------

Net Income (loss) .................................       2.4%            (8.6%)
                                                     ========         ========

Comparative Analysis:

Operating revenues for the six month period ending September 27, 1996 amounted to $2,312,104, reflecting a 23.6% increase over the previous six month period ending September 30, 1995. The increase in revenues in this comparative period reflects the Company's efforts to redirect its sales efforts to commercial electronic sales.

Cost of products sold amounted to $1,679,334 or 72.6% of revenues. This reflected an increase of 13.9% in the cost of products sold from $1,474,929 or 78.9% of revenues from the comparative six month period ending September 30, 1995. The increase is reflective of increased costs of production as a result of increased sales.

Selling, general and administrative expenses were $ 337,381 or 14.6% of revenues compared to $341,046 or 18.2% of revenues for the comparative six month period ending September 30, 1995. This decrease of 1% was attributable to mamagement's efforts to better control costs.

Interest expenses was $74,338 or 3.2% of total revenues as compared to $69,993 or 3.7% of revenues for the prior six month period ending September 30, 1995. The increase of 6.2% reflects higher rates prevailing in the current period as compared to the prior six month period.

Depreciation and amortization of $153,300 or 6.6% of revenues was reported for the six months ended September 27, 1996 as compared to $132,900 or 7.1% of revenues for the prior six months ended September 30, 1995. This expense as a percentage of revenues increased as a result of increased purchases of fixed assets during the six months ended September 27, 1996.

The Company reported net income of $55,342 for the six months ended September 27, 1996 representing net income of $.024 per common share as compared to a net loss of $160,981 and net loss per common share of $.07 for the comparative period ending September 30, 1995. This increase is due to an overall increase in revenues for the current period.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations:

         The following table sets forth for the periods indicated, sales revenues and percentages for certain items in the financial data as such items bear to the revenues of the Company:

                                                          Three Months Ended
                                                    September 27,    September 30,
                                                    ------------------------------
                                                         1996             1995
                                                       --------         ------
Revenues, net sales(in thousands) ..............       $  1,160       $    839
                                                       --------         ------


Costs and Expenses:
 (as a percentage of revenues)

 Cost of products sold .........................           71.0%          79.1%
 Selling,general and administrative ............           16.8%          17.1%
 Interest expense ..............................            3.0%           3.8%
 Depreciation and amortization .................            6.6%           7.9%
                                                       --------         ------
         Total costs and expenses ..............           97.4%         107.9%
                                                       --------         ------

 Operating income (loss) .......................            2.6%          (7.9%)
                                                       --------         ------

 Other income ..................................             .0%            .0%
                                                       --------         ------

 Income (loss) before income taxes .............            2.6%          (7.9%)
                                                       --------         ------

 Provision for income taxes ....................            (.6%)          (.8%)
                                                       --------         ------

 Net income (loss) .............................            2.0%          (8.7%)
                                                       ========         ======

Comparative Analysis:

Operating revenues for the three month period ending September 27, 1996 amounted to $1,159,719 reflecting an 38.2% increase versus the prior three month period ending September 30, 1995 of $838,839. The increase in revenues in this comparative period reflects the Company's efforts to redirect its sales efforts to commercial electronic sales.

Cost of products sold amounted to $823,701 for the three months ended September 27, 1996 or 71.0% of revenues. This reflected an increase of 24.1% in the cost of products sold from $663,885 or 79.1% of revenues from the comparative three month period ended September 30, 1995. This increase is primarily due to the increase in revenue and resultant costs associated with production.

Selling, general and administrative expenses were $194,728 or 16.8% of revenues, compared to $142,968 or 17.1% of revenues for the comparative three month period ending September 30, 1995. This increase of 36.2% was attributed to increased variable expenses based on sales.

Interest expense was $35,060 or 3.0% of revenues as compared to $32,277 or 3.8% of revenues for the prior three month period ending September 30, 1995. The increase in interest expense of 8.6% reflects the higher rates prevailing in the current fiscal year as compared to the prior year.

Depreciation and amortization of $76,200 or 6.6% was reported for the three months ended September 27, 1996 as compared to $66,450 or 7.9% of revenues for the prior three month period ending September 30, 1995. This expense as a percentage of revenues increased as a result of an increase in the acquisition of machinery and equipment during the three month period ended September 30, 1995.

The Company reported net income of $23,430 for the three month period ended September 27,1996, representing net income of $.01 per common share as compared to a net loss of $.03 per common share for the three months ended September 30,1995. This comparative increase for the current three month period is due to an overall increase in revenues during this period.

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

                                                    IEH CORPORATION
                                                    (Registrant)


November 12, 1996                                /s/Michael Offerman
                                                 ----------------------------
                                                    Michael Offerman
                                                    President

November 12, 1996                                /s/Robert Knoth
                                                 ----------------------------
                                                    Robert Knoth
                                                    Chief Financial Officer