Form 10QSB
period 1996-12-27
IEH CORPORATION
filed 1997-02-10
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 27, 1996


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

--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.


         Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [ X ]                 No  [   ]

         2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of February 7, 1997.

                                 IEH CORPORATION

                                    CONTENTS





PART 1 - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Balance Sheets
                  December 27, 1996 (Unaudited)
                  and March 29, 1996

                  Statement of Operations
                  (Unaudited) for the nine months
                  ended December 27, 1996 and
                  December 31, 1995

                  Statement of Cash Flows (Unaudited)
                  for the nine months ended
                  December 27, 1996 and December 31, 1995

                  Notes to Financial Statements
                  (Unaudited)

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS


PART II - OTHER INFORMATION

                                   IEH CORPORATION

                                    BALANCE SHEETS
                      As of December 27, 1996 and March 29, 1996





                                                         December 27,      March 29,
                                                            1996             1996
                                                         ----------     ----------
                                                         (Unaudited)       (Note 1)
                ASSETS
CURRENT ASSETS:
 Cash ..............................................     $  212,955     $    3,416
 Accounts receivable, less allowance for
  doubtful accounts of $10,062 at Dec 27, 1996
  and March 29, 1996 ...............................        814,065        861,103
 Inventories (Note 2 ) .............................      1,157,900      1,016,272
 Prepaid expenses and other current assets(Note 3) .         71,478         54,000
 Other receivables .................................         25,619         61,410
                                                         ----------     ----------

    Total current assets ...........................      2,282,017      1,996,201
                                                         ----------     ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $4,195,599 at
  December 27, 1996 and $3,967,899 at March 29, 1996      1,472,067      1,537,973
                                                         ----------     ----------


OTHER ASSETS:
 Prepaid pension cost (Note 6) .....................         43,949         43,949
 Other assets ......................................         47,842         48,510
                                                         ----------     ----------
                                                             91,791         92,459
                                                         ----------     ----------

    Total assets ...................................     $3,845,875     $3,626,633
                                                         ==========     ==========

                   See accompanying notes to financial statements

                                           IEH CORPORATION

                                            BALANCE SHEETS
                              As of December 27,1996 and March 29, 1996



                                                                        December 27,        March 29,
                                                                            1996              1996
                                                                        -----------      -----------
                                                                        (Unaudited)          (Note 1)
      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts receivable financing ....................................     $   653,107      $   643,380
 Notes payable, current portion ...................................           2,535            4,542
 Loan payable, current portion (Note 5) ...........................          45,031           43,528
 Accrued corporate income taxes ...................................          35,692           29,064
 Union pension and health and welfare,current portion(Note 6) .....         120,000          120,000
 Accounts payable .................................................       1,274,054        1,097,924
 Other current liabilities (Note 4) ...............................          87,133          155,775
                                                                        -----------      -----------
    Total current liabilities .....................................       2,217,546        2,094,213
                                                                        -----------      -----------

LONG-TERM LIABILITIES:
 Pension plan payable (Note 6) ....................................         582,455          516,966
 Loan payable, less current portion (Note 5) ......................         255,524          278,680
 Union pension and health and welfare, less current portion(Note 6)         218,491          283,101
                                                                        -----------      -----------
                                                                          1,056,470        1,078,747
                                                                        -----------      -----------
    Total liabilities .............................................       3,274,016        3,172,960
                                                                        -----------      -----------



STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value:
 10,000,000 shares authorized;
 2,303,502 shares issued and outstanding ..........................       1,151,751        1,151,751
 Capital in excess of par value ...................................       1,615,874        1,615,874
 Retained earnings(Deficit) .......................................      (2,195,766)      (2,313,952)
    Total stockholders' equity ....................................         571,859          453,673
                                                                        -----------      -----------

    Total liabilities and stockholders' equity ....................     $ 3,845,875      $ 3,626,633
                                                                        ===========      ===========



                            See accompanying notes to financial statements

                                     IEH CORPORATION
                                 STATEMENT OF OPERATIONS
                                       (Unaudited)



                                Nine Months Ended               Three Months Ended
                           -----------------------------    ----------------------------
                           December 27,     December 31,    December 27,    December 31,
                              1996              1995            1996            1995
                           -----------     -----------      -----------     -----------
REVENUES,net sales ...     $ 3,603,908     $ 2,907,035      $ 1,291,804     $ 1,036,549
                           -----------     -----------      -----------     -----------

COSTS AND EXPENSES:
 Cost of products sold       2,559,287       2,240,467          915,661         759,504
 Selling, general and
   administrative ....         563,460         500,664          190,371         165,343
 Interest ............         114,623         111,297           40,285          41,304
 Depreciation and
   amortization ......         230,100         199,350           76,800          66,450
                           -----------     -----------      -----------     -----------

                             3,467,470       3,051,778        1,223,117       1,032,601
                           -----------     -----------      -----------     -----------

OPERATING INCOME(LOSS)         136,438        (144,743)          68,687           3,948
                           -----------     -----------      -----------     -----------

OTHER INCOME .........           1,084             306              457            --
                           -----------     -----------      -----------     -----------

INCOME (LOSS) BEFORE
 INCOME TAXES ........         137,522        (144,437)          69,144           3,948
                           -----------     -----------      -----------     -----------

PROVISION FOR
 INCOME TAXES ........          19,336          18,900            6,300           6,300
                           -----------     -----------      -----------     -----------

NET INCOME (LOSS) ....     $   118,186     $ ( 163,337)     $    62,844     $    (2,352)
                           ===========     ===========      ===========     ===========

NET INCOME (LOSS) PER
 COMMON SHARE ........     $       .05     $      (.07)     $      .027     $     (.001)
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
                           ===========     ===========      ===========     ===========

                     See accompanying notes to financial statements

                                      IEH CORPORATION

                                  STATEMENTS OF CASH FLOWS
                                Increase (Decrease) in Cash
                                        (Unaudited)


                                                                    Nine Months Ended
                                                               ---------------------------
                                                               December 27,   December 31,
                                                                  1996            1995
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss) ........................................     $ 118,186      $(163,337)
                                                                ---------      ---------
  Adjustments to reconcile net income(loss)
   to net cash used in operating activities:
    Depreciation and amortization .........................       230,100        199,350

   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable ............        47,038         29,174
    (Increase) decrease in inventories ....................      (141,628)        26,812
    (Increase) decrease in prepaid expenses
       and other current assets ...........................       (17,478)           754
    (Increase) decrease in other receivables ..............        35,791        (53,962)
    (Increase) decrease in other assets ...................           668            750

    (Decrease) increase in accounts payable ...............       176,130        176,780
    (Decrease) increase in other current liabilities ......       (68,642)       (63,477)
    Increase in accrued corporate income taxes payable ....         6,628         16,714
    Increase in due to union pension and health and welfare       (64,610)       (13,863)
    (Decrease) increase in pension plan payable ...........        65,489           (707)
                                                                ---------      ---------
             Total adjustments ............................       269,486        318,325
                                                                ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES .....................       387,672        154,988
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..............      (164,200)      (147,372)
                                                                ---------      ---------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES ..................................      (164,200)      (147,372)
                                                                ---------      ---------






                       See accompanying notes to financial statements

                                   IEH CORPORATION

                         STATEMENTS OF CASH FLOWS (CONTINUED)
                             Increase (Decrease) in Cash
                                     (Unaudited)


                                                               Nine Months Ended
                                                           ---------------------------
                                                           December 27,  December 31,
                                                              1996          1995
                                                           ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable .................     $  (2,007)     $ (16,224)
 Proceeds from accounts receivable financing .........         9,727         46,849
 Principal payments on accounts receivable financing .          --             --
 Principal payments on loan payable ..................       (21,653)       (31,337)
                                                           ---------      ---------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ..............................       (13,933)          (712)
                                                           ---------      ---------

INCREASE (DECREASE) IN CASH ..........................       209,539          6,904

CASH, beginning of period ............................         3,416            300

CASH, end of period ..................................     $ 212,955      $   7,204
                                                           =========      =========


SUPPLEMENTAL  DISCLOSURES OF CASH FLOW
   INFORMATION, cash paid during the three months for:


    Interest .........................................     $ 114,623      $ 111,297
                                                           =========      =========

    Income Taxes .....................................     $  19,336      $  18,900
                                                           =========      =========












                    See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




Note 1-           FINANCIAL STATEMENTS:

                  The accompanying financial statements of IEH Corporation("The Company") for the nine months ended December 27, 1996 and December 31, 1995 have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10- KSB for the fiscal year ended March 29, 1996. The balance sheet at March 29, 1996 has been taken from the audited financial statements of that date.



Note 2-           INVENTORIES:

                  Inventories are comprised of the following:

                                          December 27,              March 29,
                                              1996                    1996
                                           ---------             -----------
                                           (Unaudited)
                  Raw materials          $   692,227             $   607,593
                  Work in process            129,100                 113,309
                  Finished goods             336,573                 295,370
                                           ---------             -----------

                                          $1,157,900             $ 1,016,272
                                          ==========             ===========

                  Inventories are priced at the lower of cost (first-in, first -out method) or market. During the current fiscal year, the Company established a reserve for obsolescence to reflect net realizable value. The balance of this reserve as of December 27, 1996 was $36,000.

                  Inventories at Decmber 27, 1996 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3-           PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                                December 27,     March 29,
                                                   1996            1996
                                                (Unaudited)

                     Prepaid insurance           $ 67,029        $ 54,000
                     Other current assets           4,449               -
                                                 --------        --------
                                                 $ 71,478        $ 54,000
                                                 ========        ========

Note 4-           OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                                     December 27,    March 29,
                                                        1996           1996
                                                     (Unaudited)
                     Payroll and vacation accruals    $  32,318      $  5,590
                     Sales commissions                   10,063         6,074
                     Pension plan payable                     -        65,389
                     Other                               44,752        78,722
                                                      ---------      --------
                                                      $  87,133      $155,775
                                                      =========      ========

Note 5-           LOAN PAYABLE:

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation, ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 7%.

                  The balance remaining at Decmber 27, 1996 was $300,555.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




Note 5-           LOAN PAYABLE (continued):

                  Aggregate future principal payments are as follows:

                        Fiscal Year Ending March:
                                  1997                     $   10,771
                                  1998                         45,710
                                  1999                         48,529
                                  2000                         50,694
                             Thereafter                       144,851
                                                           ----------
                                                           $  300,555

                  As of December 27, 1996, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0. The Company reported tangible net worth of $571,859. The ratio of current assets to current liabilities at December 27, 1996 was 1.03 to 1.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




Note 6-           COMMITMENTS:

                  The Company has, with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor  contract  and  are  based  on  the  number  of  covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. Total contributions charged to operations under this pension plan were $30,234 for the nine months ended December 27, 1996.

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

                  As of December 27,1996, the Company reported arrears with respect to its past contributions to the union's health and welfare plan and contributions to the pension plan. The amount due the health and welfare plan was $144,889 and the amount due the pension plan was $193,602, for a total of $338,491.

                  The total amount due of $338,491 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $218,491 as a long-term liability.

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

Note 8-           CHANGES IN STOCKHOLDERS' EQUITY:

                  Retained earnings increased by $118,186 which represents the net income for the nine months ended December 27, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                        Nine Months Ended
                                                  -----------------------------
                                                  December 27,     December 31,
                                                     1996             1995
                                                   --------         --------
Operating Revenues ..........................      $  3,604         $  2,907
(in thousands)

Operating Expenses:
(As a percentage of
 Operating Revenues)
 Cost of Products Sold ......................          71.0%            77.1%
 Selling, General and Administrative ........          15.6%            17.2%
 Interest expense ...........................           3.2%             3.8%
 Depreciation and amortization ..............           6.4%             6.9%
                                                   --------         --------
         Total Costs and Expenses ...........          96.2%           105.0%
                                                   --------         --------

Operating income (loss) .....................           3.8%            (5.0%)
                                                   ========         ========
Other Income (Expense)
  Other Non-operating Income ................            --               --

Income (Loss) Before Income taxes ...........           3.8%            (5.0%)

Income taxes ................................            .5%              .6%

Net Income (Loss) ...........................           3.3%            (5.6%)


Comparative Analysis:
         Operating revenues for the nine months ended December 27, 1996 amounted to $3,603,908, reflecting a 24% increase versus comparative nine months operating revenues of $2,907,035 for the nine months ended December 31, 1995. The increase in revenues is a direct result of management's efforts to redirect its dependence on governmental and military sales to commercial electronic sales.

         Cost of products sold amounted to $2,559,287 for the nine months ended December 27, 1996 or 71% of operating revenues. This reflected a 14.2% increase in the cost of products sold from $2,240,467 or 77.1% of operating revenues for the nine months ended December 31, 1995. This increase is primarily due to increased sales generated by the Company. Cost of sales decreased as a percentage f revenues due t management's efforts to better control costs.

         Selling, general and administrative expenses were $563,460 or 15.6% of revenues compared to $500,664 or 17.2% of revenues for the comparable nine month period ending December 31, 1995. This reflected an increase of 12.5% and reflects the variable impact of increased sales.

         Interest expense was $114,623 for the nine months ended December 27, 1996 or 3.2% of operating revenues. For the comparable period ended December 31, 1995, interest expense was $111,297 or 3.8% of operating revenues. The increase of 3.3% reflects the interest burden on a loan of $435,000 obtained in Fiscal 1993 from the New York State Urban Development Corporation as well as increased interest rates in fiscal 1994 as compared to the prior year.

         Depreciation and amortization of $230,100 or 6.4% of operating revenues was reported for the nine months ended December 27, 1996. This reflects an increase of 15.4% from the comparable nine month period ended December 31, 1995 of $199,350 or 6.9% of operating revenues. The increase is as a result of increased purchases of equipment during the nine months ended December 27, 1996.

         The Company reported income before income taxes of $118,186 for the nine months ended December 27, 1996, representing income per common share of $.05 as compared to a loss of $163,337 or $.07 per common share for the nine months ended December 31, 1995. The resultant increased net income can be attributed to an increase of 24% in operating revenues over the comparable nine months ended December 31, 1995.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations:

         The following table sets forth for the periods indicated, sales revenues and percentages for certain items in the financial data as such items bear to the revenues of the Company:

                                                       Three Months Ended
                                                   -----------------------------
                                                   December 27,     December 31,
                                                       1996             1995
                                                    --------          --------
Revenues, net sales(in thousands) ..........        $  1,291          $  1,036
                                                    --------          --------


Costs and Expenses:
 (as a percentage of revenues)

 Cost of products sold .....................            70.9%             73.3%
 Selling,general and administrative ........            14.8%             16.0%
 Interest expense ..........................             3.1%              4.0%
 Depreciation and amortization .............             5.9%              6.3%
                                                    --------          --------
         Total costs and expenses ..........            94.7%             99.6%
                                                    --------          --------

 Operating income (loss) ...................             5.3%               .4%
                                                    --------          --------

 Other income ..............................             --                --
                                                    --------          --------

 Income (loss) before income taxes .........             5.3%               .4%
                                                    --------          --------

 Provision for income taxes ................             (.5%)             (.6%)
                                                    --------          --------

 Net income (loss) .........................             4.8%              (.2%)
                                                    ========          ========

Comparative Analysis:

Operating revenues for the three month period ending December 27, 1996 amounted to $1,291,804 reflecting a 24.6% increase versus the prior three month period ending December 31, 1995 of $1,036,549. The increase in revenues in this comparative period reflects the Company's efforts to redirect its sales focus to commercial electronic sales.

Cost of products sold amounted to $915,661 for the three months ended December 27,1996 or 70.9% of revenues. This reflected an increase of 20.6% in the cost of products sold from $759,504 or 73.3% of revenues from the comparative three month period ended December 31,1995. This increase is primarily due to the increase in revenue and resultant costs associated with production.

Selling, general and administrative expenses were $190,371 or 14.8% of revenues, compared to $165,343 or 16.0% of revenues for the comparative three month period ending December 31, 1995. This increase of 15.1% was attributed to the variable impact of increased revenues.

Interest expense was $40,285 or 3.1% of revenues as compared to $41,304 or 4.0% of revenues for the prior three month period ending December 31,1995. The decrease in interest expense of.2% reflects the lower rates prevailing in the current three month period as compared to the prior period.

Depreciation and amortization of $76,800 or 5.9% was reported for the three months ended December 27,1996 as compared to $66,450 or 6.3% of revenues for the prior three month period ending December 31,1995. This expense as a percentage of revenues increased as a result of an increase in the acquisition of machinery and equipment during the three month period ended December 31, 1995.

The Company reported net income of $62,844 for the three month period ended December 27, 1996, representing net income of $.027 per common share as compared to a net loss of $.001 per common share for the three months ended December 31,1995. This comparative increase for the current three month period is due to an overall increase in revenues during this period.

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

                                                    IEH CORPORATION
                                                    (Registrant)


February 7, 1997                                    /s/Michael Offerman
----------------                                    ----------------------------
                                                    Michael Offerman
                                                    President

February 7, 1997                                    /s/Robert Knoth
----------------                                    ----------------------------
                                                    Robert Knoth
                                                    Chief Financial Officer