Form 10KSB
period 1997-03-28
IEH CORPORATION
filed 1997-06-25
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended March 28, 1997

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

                None                                     None
-------------------------------------------------------------------------------

                None                                     None
--------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.50 Par Value

--------------------------------------------------------------------------------
                                (Title of Class)

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

                    Yes    [X]                  No    [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for its most recent fiscal year ended March 28, 1997 were $4,085,177.

         On June 18, 1997, the aggregate market value of the voting stock of Registrant held by non-affiliates of Registrant (consisting of Common Stock, $.50 par value) computed by reference to the closing-bid price at which the stock was sold on such date ($.3125) was $297,474.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         On June 23, 1997, there were 2,303,502 shares of Common Stock, $.50 par value, issued and outstanding.



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

         For the fiscal year ended March 28, 1997, the Company's principal customers included manufacturers of commercial electronics products, military defense contractors and distributors who service these markets. Sales to the commercial electronics and military defense markets comprised 27 % and 72%, respectively, of the Company's net sales for the year ended March 28, 1997. Approximately 1% of the Company's net sales for the year ended March 28, 1997, were made directly to the federal government.

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

         Several years ago, the Company has recently designed and developed a form of compliant termination connector, which is named, "COMTAC". This product, which utilizes technology known as "Solderless Pin Technology", does not require the soldering of connector pins, but instead utilizes a spring type locking system in attaching the connector to the printed circuit board. This technology was patented in the United States under patent No. 4,720,268 and assigned to the Company on January 19,1988. During fiscal year ended March 28, 1997 sales of COMTAC connectors accounted for over 10 % of the Company's total sales. The Company has sent to certain of its customers and potential customers pre-production units for evaluation. Although there can be no assurance of future sales, the Company is optimistic that this new technology will lead to an increase in sales.

         In connection with relocation of the Company's facilities in August 1991, the City of New York granted the Company utility and tax incentives. Additionally, in July 1992, the New York State Urban Development Corp. ("UDC") loaned the Company $435,000. The loan is repayable over a ten (10) year period, with interest rates progressively increasing from 4% to 7% over the term of the loan. The loan proceeds were used to finance construction and renovation of the new facility. As of March 28, 1997, principal due under this loan equaled $285,916. As of its fiscal year ended April 1, 1994, the Company failed to meet the tangible net worth covenant as well as other financial covenants contained in this loan agreement and to date remains in default of this loan agreement as a result thereof. The Company has previously obtained waivers from the UDC for this breach of loan covenant. The Company has requested an additional waiver of this covenant from the UDC for additional periods of time. To date, the Company has not obtained such a waiver nor has the UDC declared a default. There can be no assurance that the Company will be able to obtain a waiver of the loan covenant or that the UDC will not declare a default of the loan.

         As of March 28, 1997, the Company was in arrears with respect to the Health & Welfare Fund and Pension Funds (together, the "Union Funds") which it is required to maintain under its labor agreements with the United Automobile Workers Local 259 (the "Union"). In December 1993, the Company reached a verbal understanding with the Union pursuant to which the Company agreed to a payment schedule to make current its obligations under the Union Funds. At December 1, 1993, the Company owed $388,777 to the Health & Welfare Funds and $129,286 to the Pension Fund. Pursuant to the understanding the Company had agreed to pay $10,000 per month until the total debt in arrears has been paid in full. As of March 28, 1997, the amount in arrears with respect to the Union Funds was $314,491. There can be no assurance that the Company will be able to meet its obligations, in full or in part, in accordance with this understanding.

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

Marketing and Sales

         The market for connectors and interconnect devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors. For example, connectors include: printed circuit, rectangular I/O, circular, planar (IOC) RF coax, IC socket and fiber optic. The Company has been servicing a niche in the market by manufacturing HYPERTAC(TM) connectors and innovative Company-designed printed circuit connectors such as the Comtac connectors. Previously, the Company was one of only three licensed manufacturers of the HYPERTAC(TM) design in the United States. In fiscal year 1996, the Company learned that the other two licensees had merged. Moreover, the Company, based upon advice of counsel, determined that the HYPERTAC technology was no longer protected by a patent, and therefore was in the public domain. As a result, the Company notified the licensor that it would no longer be bound by the terms of its license agreement and the Company ceased making license payments. See Financial Statements and Notes thereto. The Company has received a brief notice from the licensor that it disputed the Company's interpretations and demanded return of certain equipment. No legal proceedings have been instituted by the licensor and the Company has not received any further notices. The Company does not anticipate manufacturing other types of connectors in the immediate future. The Company is continuously experimenting with innovative connection designs, which may cause it to alter its marketing plans in the future if a market should develop for any of its current or future innovative designs.

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

         The  Company  is  primarily  a   manufacturer   and  its  products  are
essentially basic components of larger assemblies of finished goods. Approximately 95% of the Company's net sales for the years ended March 28, 1997 and March 29, 1996, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

         Three (3) of the Company's customers accounted for 33% and 23% of the Company's net sales for the years ended March 28, 1997 and March 29, 1996, respectively. One of the Company's customers accounted for 13% and 8% of the Company's sales for the years ended March 28, 1997 and March 29, 1996 respectively.

         The Company currently employs 16 independent sales representatives to market its products in all regions in the United States. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 28, 1997.

         International sales accounted for less than l% of sales for the years ended March 29, 1997 and March 28, 1996.

Backlog Of Orders/Capital Requirements

         The backlog of orders for the Company's products amounted to approximately $1,300,000 at March 28, 1997, as compared to $1,200,000 at March 29, 1996. At June 18, 1997, the backlog had increased to approximately $1,400,000. A significant portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The estimated funds required to manufacture the current backlog of orders is estimated at $450,000. The Company does not foresee any problems which would prevent it from fulfilling its orders.

Competition

         The design, development, manufacture and distribution of electrical connectors and interconnection devices is a highly competitive field. The Company principally competes with companies who produce high performance connectors in printed circuits and wireboards for high technology application which includes Hypertronics Corporation and Si-Tac Connectors, Inc. The Company competes with respect to their abilities to adapt certain technologies to meet specific product applications; in producing connectors cost-effectively; and in production capabilities. In addition, there are many companies who offer connectors with designs similar to those utilized by the Company and are direct competitors of the Company.

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

         The Company expended an estimated $69,500 and $57,600 for the years ended March 28, 1997 and March 29, 1996, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received revenues of $103,800 and $129,000 for the years ended March 28, 1997 and March 29, 1996, respectively, pursuant to customer sponsored research activities.

Employees

         The Company presently employs approximately 65 people, four (4) of whom are executive officers; three (3) are engaged in management activities; three
(3) provide general administrative services and approximately 55 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union") which expired on July 31, 1995 and was extended until March 31, 1996. On April 1, 1996, the Union and the Company negotiated a new contract which expires on March 31, 1999. The Company believes that it has a good relationship with its employees and the Union.

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

Item 2. Properties

         In August 1991, the Company relocated its offices and manufacturing facilities to the Brooklyn Army Terminal at 140 58th Street, Brooklyn, New York pursuant to a lease agreement with the New York City Economic Development Corporation. This facility occupies one floor of an eight (8) story concrete building and includes the Company's executive and administrative offices as well as its manufacturing facilities. The manufacturing facilities include a tooling and machine shop, a plating operation and a testing laboratory. The Company leases approximately 40,000 feet of space, of which it estimates; 10,000 square feet are used as executive, sales and administrative offices; 22,000 square feet are used for its manufacturing and plating facilities; 4,000 square feet are used for its laboratory facilities; and 4,000 square feet are used as warehouse space. The premises are occupied by the Company under a ten (10) year lease agreement dated August 23, 1991. The Company's net rent expense for the year ended March 28, 1997 was $189,952. The basic rent under the lease agreement is approximately $194,236 per year for the balance of the term of the lease except for the last year, in which the rent increases to $274,630. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3.  Legal Proceedings

         The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.

Item 4.  Submission of Matters to Vote of Security Holders

         No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 28, 1997.

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

           Year                                   High Bid              Low Bid
           ----                                   --------              -------
Fiscal Year ended March 28, 1997(1)
1st Quarter                                       .1565                 .15625
2nd Quarter                                         .25                 .15625
3rd Quarter                                         .25                    .25
4th Quarter                                       .3125                    .25

Fiscal Year ended March 29, 1996(1)

1st Quarter                                        .135                   1/16

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

Approximated Number of Equity Security Holders

          The number of record holders of the Company's Common Stock as of June 23, 1997 was approximately 1,268. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Item 6.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

         The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                         Relationship to Total Revenues

                                                        March 28,       March 29,
                                                          1997             1996
                                                        ---------       ---------
Operating Revenues (in thousands) ..............        $  4,729        $  4,085

Operating Expenses:
  (As a percentage of Operating Revenues)

         Cost of Products Sold .................            72.6%           75.2%
         Selling, General and Administrative ...            16.1%           18.2%
         Interest Expense ......................             3.2%            3.8%
         Depreciation and amortization .........             5.7%            7.1%

                  TOTAL COSTS AND EXPENSES .....            97.6%          103.4%


Operating Income (loss) ........................             2.4%           (4.3%)

Other income ...................................              .0%            2.6%


Income (loss) before Income Taxes ..............             2.4%           (1.7%)

Income Taxes ...................................             (.2%)           (.6%)

Net Income (loss) ..............................             2.2%           (2.3%)

Year End Results: March 28, 1997 vs. March 29, 1996

         Operating revenues for the year ended March 28, 1997 amounted to $4,729,277, reflecting a 15.8% increase versus prior year 1996 revenues of $4,085,177. The increase in revenues is a direct result of the Company's efforts to redirect its sales efforts to the commercial electronic market and away from the governmental and military procurement sector.

         Cost of products sold amounted to $3,433,704 for the fiscal year ended March 28, 1997, or 72.6% of operating revenues. This reflected an increase of 11.8% in the cost of products sold from $3,070,264 or 75.2% of operating revenues for the fiscal year ended March 29, 1996. This increase is primarily due to increased manufacturing costs reflective of an increase in sales over the previous year.

         Selling, general and administrative expenses were $760,432 and $746,049 or 16.1% and 18.2% of operating revenues for the fiscal years ended March 28, 1997 and March 29, 1996, respectively. This category of expense increased 1.9% from the prior year. The increase can be attributed to increased variable expenses which are reflective of increased sales.

         Interest expense was $149,735 for the fiscal year ended March 28, 1997 or 3.2% of operating revenues. For the fiscal year ended March 29, 1996, interest expense was $156,989 or 3.8% of operating revenues. The decrease of 4.6% reflects decreased interest rates in fiscal 1997 as compared to the prior year.

         Depreciation and amortization of $272,894 or 5.7% of operating revenues was reported for the fiscal year ended March 28, 1997. This reflects an decrease of 5.7% from the prior year ended March 29, 1996 of $289,236 or 7.1% of operating revenues. The decrease is a result of reduced levels of acquisitions of new plant and equipment.

         The Company reported net income of $105,709 for the year ended March 28, 1997 representing income of $.05 per share as compared to a loss of $95,518 or $(.04) per share for the year ended March 29, 1996. The net income for the current year can in part be attributed to an increase of 15.8% in operating revenues over the prior year.

Liquidity and Capital Resources

         The Company reported a working capital deficit of $61,543 as compared to a working capital deficit of $98,012 at March 29, 1996. The increase in working capital of $36,469 was attributable to the following items:

         Net income (loss) (excluding  depreciation
            and  amortization)                                        $ 378,603
         Capital expenditures                                          (219,178)
         Other transactions                                            (122,956)

         As a result of the above, the current ratio (current assets to current liabilities) was .97 to 1 at March 28, 1997 as compared to .95 to 1 at March 29, 1996. Current liabilities at March 28, 1997 were $1,918,911 compared to $2,094,213 at March 29, 1996. This decrease is primarily reflective of an decrease in the level of accounts receivable financing as well as a decrease in accounts payable.

         The Company expended $219,178 in capital expenditures as against depreciation of $272,894 for the year ended March 28, 1997.

         The net income of $105,709 for the year ended March 28, 1997 increased stockholders' equity to $559,382 as compared to stockholders' equity of $453,673 at March 29, 1996.

         The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime. At March 28, 1997 the amount outstanding was $536,457 as compared to $643,380 at March 29, 1996.

         As of March 28, 1997 and as of March 29, 1996, the Company failed to meet the tangible net worth covenant contained in its loan agreement with the UDC. The Company has not been in compliance with this ratio since fiscal year 1994. The Company received a waiver of this covenant from the UDC for the period ending March 31, 1994. The Company has requested a continued waiver from the UDC. To date, the UDC has not declared an event of default. The Company has been notified that the loan was recently sold by UDC to a third party. There are no assurances that the Company will receive any additional waivers of this covenant and therefor, the Company may be deemed to be in noncompliance with its loan obligation to the UDC.

Effects of Inflation

         The Company does not view the effects of inflation to have a material effect upon its business. Increases in costs of raw materials and labor costs have been offset by increases in the price of the Company's products, as well as reductions in costs of production, reflecting management's efforts in this area. While the Company has in the past increased its prices to customers, it has maintained its relative competitive price position. However, significant decreases in government, military and military subcontractor spending has provided excess production capacity in the industry which in turn has tightened pricing margins.

Item 7. Financial Statements

         See Index to Financial Statements attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company had no disagreements with its accountants during the last two fiscal years.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

         The executive officers and directors of the Company are as follows:

    Name                       Age                 Office
    ----                       ---                 ------

Michael Offerman               56          Chairman of the Board of
                                            Directors and President

Ralph Acello                   60          Vice-President - Production
                                            and Director

Robert Knoth                   55          Secretary and Treasurer

Murray Sennet                  74          Director

Allen Gottlieb                 56          Director

Robert Pittman                 72          Director

Joan Prideaux                  64          Vice President - Sales and Marketing


-------------------
  All Directors serve for a term of two years and until their successors are duly elected. All officers serve at the discretion of the Board of Directors.

Executive Officers and Directors

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

         Joan Prideaux joined the Company in July, 1995 as National Sales Manager. Prior to such time Ms. Prideaux was employed as an account executive of Viking Connectors for the previous five years.

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

Item 10. Executive Compensation

         The following table sets forth below the summary compensation paid or accrued by the Corporation during the fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995 for the Corporation's Chief Executive Officer:

                                                                                   Other Annual
Name and Principal Position              Year             Salary        Bonus      Compensation
---------------------------              ----             ------        -----      ------------
Michael Offerman, Chief             March 28,1997        $100,000        -               0
Executive Officer, President1       March 29, 1996         92,404        -               0
                                    March 31, 1995         86,875        -               0
-------------
(1)      During the years  ended  March 28,  1997,  March 29, 1996 and March 31,
         1995,  and  the  Corporation  provided  automobile  allowances  to  Mr.
         Offerman.  This does not include the aggregate  incremental cost to the
         Corporation   of  such   automobile  or  automobile   allowances.   The
         Corporation  is unable to  determine  without  unreasonable  effort and expense the specific amount of such benefit,  however,  the Corporation has concluded that the aggregate  amounts of such personal  benefit for
         Mr.  Offerman  does  not  exceed  $25,000  or 10%  of the  compensation reported as total salary and bonus reported. Effective January 1, 1995, Mr. Offerman entered into an employment agreement with the Company to increase his salary to $100,000 per annum. Mr. Offerman agreed that, not withstanding the terms of his new employment agreement, he was paid at the rate of $92,404 for fiscal 1996. Commencing September 1996, Mr.
         Offerman  began  receiving his salary at the rate of $100,000 per year.
         See "Employment Agreements".

No other officer of the Corporation received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended March 28, 1997 or March 29, 1996 or March 31, 1995.

Pension/Benefit Incentive Plan

         In 1964, the Corporation's Shareholders and Board of Directors adopted a contributory pension plan (the "Salaried Pension Plan") effective April 1, 1964, for salaried employees of the Corporation. The Salaried Pension Plan as revised on April 1, 1987, provides for retirement benefits for qualified employees upon or prior to retirement. For early retirement, employees are eligible to receive a portion of their retirement benefits, starting 10 years prior to the employees anticipated normal retirement date (age 65), if the employee has completed l5 years of service to the Corporation. The employee is eligible to receive reduced retirement benefits based on an actuarial table for a period not exceeding ten (l0) years or his lifetime. In no event would benefits exceed $12,000 per year.

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

         In June, 1995, the Company applied to the Pension Benefit Guarantee Corporation for a distress termination of the Salaried Pension Plan. The PBGC has notified the Company that it has agreed to take over the Salaried Pension Plan. The PBGC has not issued its final order and may require that the Company enter into an agreement to make future payments to the PBGC.

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

Employment Agreements

         In August, 1995, the Board of Directors approved the terms of an employment agreement with Michael Offerman, its President and Chairman of the Board. Effective as of January 1, 1995, the terms of the Employment Agreement provide that Mr. Offerman's salary will be $100,000 per year and that he will be employed as President of the Company until a term expiring on December 31, 1999. Mr. Offerman agreed to defer the increase in his salary from the previous year's rate of compensation ($86,875) until October 20, 1995 and further agreed to receive only $92,404 in salary for the fiscal year ended March 29, 1996. Commencing in September 1996, Mr. Offerman began receiving compensation at the rate of $100,000 per year in accordance with his employment agreement. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits and the use of a full size automobile during the term. The Company also agreed to pay the premium for a $150,000 term life insurance policy payable to Mr. Offerman's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Offerman at the expiration of his term, the Company has agreed to pay Mr. Offerman the sum of $75,000. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr. Offerman's employment is terminated or he resigns, then Mr. Offerman will be entitled to receive a sum equal to the balance of his base salary for the remainder of the term plus $75,000. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Offerman the sum of $75,000.

         In August, 1995, the Board of Directors approved the terms of an employment agreement with Ralph Acello, its Vice President-Production. Effective as of January 1, 1995, the terms of the Employment Agreement provide that Mr. Acello's salary will be $61,300 per year and that he will be employed as Vice President-Production of the Company until a term expiring on December 31, 1999. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits and the use of a full size automobile during the term. The Company also agreed to pay the premium of a $150,000 term life insurance policy payable to Mr. Acello's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Acello at the expiration of his term, the Company has agreed to pay Mr. Acello the sum of $45,975. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr.
Acello's employment is terminated or he resigns, then Mr. Acello will be entitled to receive a sum equal to the balance of his base salary for the remainder of the term plus $45,975. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Acello the sum of $45,975.

         In August, 1995, the Board of Directors approved the terms of an employment agreement with Robert Knoth. Effective as of January 1, 1995, the terms of the Employment Agreement provide that Mr. Knoth's salary will be $59,500 per year and that he will be employed as Secretary and Treasurer until a term expiring on December 31, 1999. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits. The Company also agreed to pay the premium of a $150,000 term life insurance policy payable to Mr. Knoth's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Knoth at the expiration of his term, the Company has agreed to pay Mr. Knoth the sum of $44,625. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr. Knoth's employment is terminated or he resigns, then Mr. Knoth will be entitled to receive a sum equal to the balance of his base salary for the remainder of the term plus $44,625. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Knoth the sum of $44,625.

         In December 1996, the Board of Directors approved the terms of an employment agreement with Joan Prideaux. The terms of the employment agreement provide that Ms. Prideaux's salary will be $57,000 per year and that she will be employed as Vice President-Sales and Marketing. The agreement is for a period of five years. As further provided under the terms of the employment agreement, the Company will provide certain benefits such as health benefits. The Company also agreed to pay the premium of a $150,000 term life insurance policy payable to Ms. Prideaux's beneficiary. In the event the Company declines to enter into a new employment agreement with Ms. Prideaux at the expiration of the term, the Company has agreed to pay Ms.Prideaux the sum of $42,750. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Ms. Prideaux's employment is terminated or he resigns, then she will be entitled to receive a sum equal to the balance of her base salary for the remainder of the term plus $42,750. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Ms. Prideaux the sum of $42,750.

Cash Bonus Plan

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal years ended March 28, 1997, March 29, 1996 or March 31, 1995.

Item 11. Security Ownership of Certain Beneficial
         Owners and Management

         The following table sets forth certain information as of June 23, 1997 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns Common Stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 23, 1997, there were 2,303,502 shares of Common Stock issued and outstanding.

                                                          Amount of and Nature
                              Name and Address of            of Beneficial
  Title of Class              Beneficial Owner                Ownership               Percentage of Class
  --------------              ----------------                ---------               -------------------
Common Stock $.50            Michael Offerman                  399,784(1)                    17.4%
Par Value                    140 58th Street
                             Brooklyn, NY  11220

                             Murray Sennet                      24,500                        1.1%
                             1900 Manor Lane
                             Plano, TX  75093

                             Allen Gottlieb                     82,300                        3.6%
                             325 Coral Way
                             Ft. Lauderdale. FL 33301

                             Robert Pittman                     20,000                         *
                             45 Ocean Avenue
                             Monmouth Beach, NJ 07750

                             Gerard Deiss
                             16 Rue De La Mart                 547,000(2)                    23.7%
                             Chartreuil
                             6-68 490
                             Mere Par Montfort
                             L'Amaury, France

                             David Lopez and                   278,000                       12.1%
                             Nancy Lopez
                             Edge of Woods
                             P.O. Box 323
                             Southhampton, NY 11968

                             All Officers &                    526,584                       22.9%
                             Directors as a Group
                             (4 in number)
*  Less than 1%.

(1) 43,600 shares of Common Stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.
(2) These shares are beneficially owned by Mr. Deiss through a Liechtenstein trust.

All shares set forth above are directly by the named individual unless otherwise stated.

Item 12. Certain Relationships and Related Transactions

         See "Executive Compensation-Employment Agreements" for a discussion of the employment agreements between the Company and management.

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

                                                IEH CORPORATION

                                                By:  /s/  Michael Offerman
                                                     ---------------------
                                                     Michael Offerman, President
Dated:   June 25, 1997


         Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Michael Offerman                                          June 25, 1997
-------------------
Michael Offerman, Chairman of the
Board and President

/s/Ralph Acello                                              June 25, 1997
---------------
Ralph Acello
Vice President and Director

/s/Robert Knoth                                              June 25, 1997
---------------
Robert Knoth, Secretary and
Treasurer

/s/Murray Sennet                                             June 25, 1997
----------------
Murray Sennet, Director


/s/Robert Pittman                                            June 25, 1997
-----------------
Robert Pittman, Director

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


Exhibit No.                                    Description
-----------                                    -----------

 3.1 Amended and Restated Certificate of Incorporation of the Company [Exhibit C-4 to Current Report filed on Form 8-K, dated February 27, 1991]

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

10.9 Form of Employment Agreement between Company and Michael Offerman together with Amendment No. 1 dated November 27, 1996.

10.10* Form of Employment Agreement between the Company and Ralph Acello together with Amendment No. 1 dated November 27, 1996.

10.11* Form of Employment Agreement between the Company and Robert Knoth together with Amendment No. 1 dated November 27, 1996.

10.12*                             Form of Employment Agreement between the
                                   Company and Joan Prideaux

11                                 Statement re:Computation of per share
                                   earnings

21                                 Subsidiaries: None

23.1*                              Consent of Jerome Rosenberg CPA,
                                   independent auditor of the Company

27                                 EDGAR Financial Date Schedule

ITEM 7-           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA:

                                 IEH CORPORATION

                                    CONTENTS



               INDEPENDENT AUDITOR'S REPORT FOR
               THE YEARS ENDED MARCH 28, 1997
               AND MARCH 29, 1996


               BALANCE SHEETS AT MARCH 28, 1997
               AND MARCH 29, 1996

               STATEMENTS OF OPERATIONS FOR THE
               YEARS ENDED MARCH 28, 1997
               AND MARCH 29, 1996

               STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED
               MARCH 28, 1997 AND MARCH 29, 1996

               STATEMENTS OF CASH FLOWS FOR
               THE YEARS ENDED MARCH 28, 1997
               AND MARCH 29, 1996

               NOTES TO FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT



To the stockholders and Board of Directors of IEH Corporation


I have audited the accompanying balance sheets of IEH Corporation as of March 28, 1997 and March 29, 1996 and the related statements of operations, stockholders equity and cash flows for each of the years ended March 28, 1997 and March 29, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based upon my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 28, 1997 and March 29, 1996 and the results of its operations and its cash flows for the years ended March 28, 1997 and March 29, 1996 in conformity with generally accepted accounting principles.


Syosset, New York
May 23, 1997                                            /s/ Jerome Rosenberg CPA
                                                        ------------------------
                                                        Jerome Rosenberg CPA


                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 28, 1997 and March 29, 1996


ASSETS
                                                            March 28       March 29
                                                              1997           1996
                                                          ----------     ----------
CURRENT ASSETS:
 Cash ...............................................     $   15,274     $    3,416
 Accounts receivable,less allowance for
  doubtful accounts of $10,062 at March 28, 1997,
  and March 29, 1996 ................................        651,873        861,103
 Inventories ( Note 2 ) .............................      1,107,100      1,016,272
 Prepaid expenses and other current assets ( Note 3 )         52,629         54,000
 Other receivables ..................................         30,492         61,410
                                                          ----------     ----------

   Total current assets .............................      1,857,368      1,996,201
                                                          ----------     ----------

PROPERTY, PLANT AND EQUIPMENT,less
 accumulated depreciation and amortization of
 $4,238,093 at March 28, 1997 and $3,967,889
  at March 29, 1996 .................................      1,480,841      1,537,973
                                                          ----------     ----------

OTHER ASSETS:
 Prepaid pension cost ...............................         43,949         43,949
 Other assets .......................................         47,798         48,510
                                                          ----------     ----------
                                                              91,747         92,459
                                                          ----------     ----------

  Total assets ......................................     $3,429,956     $3,626,633



                 See accompanying notes to financial statements

                                        IEH CORPORATION
                                         BALANCE SHEETS
                            As of March 28, 1997 and March 29, 1996

                                                                    March 28,        March 29,
                                                                     1997             1996
                                                                 -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts receivable financing .............................     $   536,457      $   643,380

 Notes payable, current portion ............................           1,789            4,542

 Loan payable, current portion (Note 7) ....................          45,710           43,528

 Accrued corporate income taxes ............................           8,217           29,064

 Union pension, health and welfare,current portion (Note 11)         120,000          120,000

Accounts payable ...........................................       1,074,903        1,097,924

 Other current liabilities (Note 9) ........................         131,835          155,775
                                                                 -----------      -----------

   Total current liabilities ...............................       1,918,911        2,094,213
                                                                 -----------      -----------

LONG-TERM LIABILITIES:
 Pension plan payable ......................................         516,966          516,966

 Notes payable, less current portion .......................            --               --

 Loan payable, less current portion (Note 7) ...............         240,206          278,680

 Union pension, health and welfare,long-term ( Note 11) ....         194,491          283,101
                                                                 -----------      -----------

   Total long-term liabilities .............................         951,663        1,078,747
                                                                 -----------      -----------

   Total liabilities .......................................       2,870,574        3,172,960
                                                                 -----------      -----------
STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value;
  10,000,000 shares authorized,
  2,303,502 shares issued and outstanding ..................       1,151,751        1,151,751
 Capital in excess of par value ............................       1,615,874        1,615,874
 Retained earnings, (Deficit) ..............................      (2,208,243)      (2,313,952)
                                                                 -----------      -----------
   Total stockholders' equity ..............................         559,382          453,673
                                                                 -----------      -----------

   Total liabilities and stockholders' equity ..............     $ 3,429,956      $ 3,626,633
                                                                 ===========      ===========

                         See accompanying notes to financial statements

                                 IEH CORPORATION

                            STATEMENTS OF OPERATIONS

                                   Year Ended

                                            March 28,       March 29,
                                              1997             1996
                                          -----------     -----------
REVENUES:
  Net sales (Note 13) ...............     $ 4,729,277     $ 4,085,177
                                          -----------     -----------

COSTS AND EXPENSES:
  Cost of products sold .............     $ 3,433,704       3,070,264

  Selling, general and administrative         760,432         746,049

  Interest ..........................         149,735         156,989

  Depreciation and amortization .....         272,894         289,236
                                          -----------     -----------

                                            4,616,765      4,262,538
                                          -----------     -----------

OPERATING INCOME (LOSS) .............         112,512        (177,361)
                                          -----------     -----------

OTHER INCOME ........................           1,414         107,049
                                          -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES ...         113,926         (70,312)
                                          -----------     -----------

PROVISION FOR INCOME TAXES ..........           8,217          25,206
                                          -----------     -----------

NET INCOME (LOSS) ...................     $   105,709     $   (95,518)
                                          ===========     ===========

INCOME (LOSS) PER COMMON SHARE
 BEFORE INCOME TAXES ................     $       .05     $     ( .03)
                                          ===========     ===========

NET INCOME (LOSS) PER
  COMMON SHARE(Note 1) ..............     $       .05     $     (. 04)
                                          ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING ................       2,303,502       2,303,502
                                          ===========     ===========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

             For the Years Ended March 28, 1997 and March 29, 1996


                                                                            Capital in     Retained
                                                  Common Stock              Excess of      Earnings
                                             Shares          Amount         Par Value      (Deficit)
                                         -----------      -----------     -----------     -----------
Balances restated, April 1, 1995 ...       2,303,502      $ 1,151,751     $ 1,615,874     $(2,218,434)

Net loss -Year ended March 29, 1996                                                          (181,598)
                                         -----------      -----------     -----------     -----------

Balances, March 29, 1996 ...........       2,303,502        1,151,751       1,615,874      (2,313,952)

Net income-Year ended March 28, 1997                                                          105,709
                                         -----------      -----------     -----------     -----------

Balances, March 28, 1997 ...........     $ 2,303,502      $ 1,151,751     $ 1,615,874     ($2,208,243)




                             See accompanying notes to financial statements

                                 IEH CORPORATION

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                              Year Ended
                                                       March 28,       March 29,
                                                         1997            1996
                                                       ---------      ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ...............................     $ 105,709      $ (95,518)
                                                       ---------      ---------
 Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
 Depreciation and amortization ...................       272,894        289,236

Changes in assets and liabilities:
 (Increase) decrease in accounts receivable ......       209,230        (68,020)
 (Increase) decrease in inventories ..............       (90,828)         4,037
 (Increase) decrease in prepaid expenses
   and other current assets ......................         1,371         35,001
 (Increase) decrease in other receivables ........        30,918        (25,639)
 (Increase) decrease in prepaid pension costs ....          --          (27,562)
 Decrease in other assets ........................           712            497

 Increase (decrease) in accounts payable .........       (23,021)       144,392
 (Decrease) in other current liabilities .........       (23,940)      (107,117)
 Increase (decrease) in accrued
   corporate income taxes payable ................       (20,847)        15,270
 (Decrease) in union pension and
    health and welfare ...........................       (88,610)       (42,846)
 Increase (decrease) in pension plan payable .....          --           78,315
                                                       ---------      ---------
        Total adjustments ........................       267,879        295,564
                                                       ---------      ---------


NET CASH USED IN OPERATING ACTIVITIES ............       373,588        200,046
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment ......      (215,762)      (196,847)
                                                       ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES ............      (215,762)      (196,847)
                                                       ---------      ---------




                 See accompanying notes to financial statements

                                 IEH CORPORATION

                       STATEMENT OF CASH FLOWS (CONTINUED)
                           Increase (Decrease) in Cash

                                                                 Year Ended
                                                          March 28,      March 29,
                                                            1997           1996
                                                         ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable ...............        (2,753)     ( 15,914 )

 Proceeds from accounts receivable financing .......          --           57,760
 Principal payments on accounts receivable financing      (106,923)          --
 Principal payments on loan payable ................       (36,292)       (41,929)
                                                         ---------      ---------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES ..............................      (145,968)           (83)
                                                         ---------      ---------



INCREASE (DECREASE) IN CASH ........................        11,858          3,116

CASH, beginning of year ............................         3,416            300
                                                         ---------      ---------

CASH, end of year ..................................     $  15,274      $   3,416
                                                         =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest expense ..................................     $ 149,735      $ 156,989
                                                         =========      =========

 Income taxes ......................................     $   8,217      $  25,206
                                                         =========      =========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The Company is continuously redesigning and adapting its connectors to meet and keep pace with developments in the electronics industry, and has, for example, developed connectors for use with flex-circuits now being used in aerospace programs, computers, air-borne communication systems, testing systems and other areas. The Company also services its customers, by working directly with the customers in the development and design ofconnectors to meet specific product requirements.

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31. The years ended March 28, 1997 and March 29, 1996 were comprised of 52 weeks.

Inventories:

Inventories are stated at cost, on a first-in, first-out basis, which does not exceed market value.

Property, Plant and Equipment:

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on the straight-line method over estimated useful lives of four to ten years.

Maintenance and repair expenditures are charged to operations, and renewals and betterments are capitalized. Items of property, plant and equipment which are sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation or amortization account and any gain or loss thereon is credited or charged to operations.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED): (continued)

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

NOTE 2-      INVENTORIES:
                  Inventories are comprised of the following:

                                                    March 28,         March 29,
                                                      1997              1996
                                                   ---------          --------

                  Raw materials                    $ 791,452         $ 607,593
                  Work in process                     37,476           113,309
                  Finished goods                     278,172           295,370
                                                   ---------          --------

                                                   $1,107,100        $1,016,272
                                                   ==========        ==========

NOTE 3- PREPAID AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:


                                                    March 28,         March 29,
                                                      1997              1996
                                                   ---------          --------
                  Prepaid insurance                $ 48,054           $ 54,000
                  Other                               4,575               -
                                                   --------           --------
                                                   $ 52,629           $ 54,000
                                                   ========           ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4- PROPERTY, PLANT AND EQUIPMENT:
                  Details of property, plant and equipment are as follows:

                                                         March 28,     March 29,
                                                           1997          1996
                                                       ----------     ----------

Leasehold improvements ...........................     $  568,006     $  568,006
Machinery and equipment ..........................      3,714,312      3,561,995
Tools and dies ...................................      1,276,600      1,215,855
Furniture and fixtures ...........................        148,770        148,770
Transportation equipment .........................         11,246         11,246
                                                       ----------     ----------

                                                        5,718,934      5,505,872
Less: accumulated depreciation and amortization ..      4,238,093      3,967,899
                                                       ----------     ----------
                                                       $1,480,841     $1,537,973
                                                       ==========     ==========

NOTE 5- ACCOUNTS RECEIVABLE FINANCING:

         The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2% above The Chase
Manhattan Bank's publicly announced rate (8.50% at March 28, 1997) with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon providing sixty days prior written notice. The loan is secured by the Company's accounts receivable and inventories.

NOTE 6- NOTES PAYABLE:

The following is a summary of notes payable:

                                                  Interest      March 28,     March 29,
                                                    Rate          1997          1996
                                                    ----          ----          ----
Note payable in monthly installments
of $297 through August, 1997 and
collateralized by transportation equipment          9.75%        $1,789        $5,048

Less: unamortized discount ...............                          --            506
                                                                 ------        ------
                                                                  1,789         4,542
Less: current portion ....................                        1,789         4,542
                                                                 ------        ------
Long-term portion ........................                       $    0        $    0
                                                                 ======        ======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7- LOAN PAYABLE

         On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation (UDC), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to7%. The terms of the loan required only monthly interest payments from September 1, 1992 until August 1, 1993. Payment of principal and interest began on September 1, 1993. The balance remaining at March 28, 1997 amounted to $285,916.

Aggregate future principal payments are as follows:

                Fiscal Year Ending March:

                         1998                                $ 45,710
                         1999                                  48,529
                         2000                                  50,694
                         2001                                  54,289
                         Thereafter                            86,694
                                                             --------
                                                             $285,916

In April, 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan will remain in effect.

         As of March 28, 1997 and as of March 29, 1996, the Company had failed to meet two of the financial covenants; namely that the "Company" shall be obligated to maintain a tangible net worth of not less than $1,300,000 and that the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0. The Company reported tangible net worth of $559,382 at March 28, 1997 and $453,673 at March 29, 1996. The ratio of current assets to current liabilities at March 28, 1997 was .97 to 1.0, and at March 29, 1996, the ratio was .95 to 1.0.

         The Company had previously received a waiver of this covenant from the UDC through the period ended March 31, 1994 and has applied for additional waivers in subsequent periods. The UDC has not acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation to the UDC and the entire loan plus interest will become due and payable.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8- INCOME TAXES:

         The Company has available at March 28, 1997, for federal income tax purposes, a net operating loss of approximately $2,130,000 of which approximately 1,300,000 will expire in 2007 with the balance expiring in 2010. In addition, the Company has unused investment tax credits of approximately $86,000 which expire between 1997 and 2002.

NOTE 9- OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

                                                       March 28,        March 29,
                                                         1997             1996
                                                       --------         --------

Payroll and vacation pay accruals ............         $ 12,817         $  5,590
Sales commissions ............................            9,591            6,074

Pension plan payable .........................           65,389           65,389
Other ........................................           44,038           78,722
                                                       --------         --------
                                                       $131,835         $155,775
                                                       ========         ========

NOTE 10- PENSION PLAN-SALARIED PERSONNEL:

         On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits which were and are currently due under the terms of the Plan. The PBGC further determined that pursuant to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") that the Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC pursuant to ERISA terminated the Plan and established itself the statutory trustee of the Plan.

         Pension plan expense for the period April 1, 1995 through July 31, 1995 ( the Plan's termination date) and the year ended March 31, 1995 included the following components:

         The PBGC has advised the Company that since the assets of the Plan are combined with the assets of other plans and invested by the Financial Operations Department of the PBGC, it does not invest or track the assets separately by plan. Accordingly, the PBGC was unable to provide any financial data relative to the Plan, including the return on investments, unrecognized gain or loss, or other information regarding the Plan assets at March 28, 1997.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 (CONTINUED)

         At March 28, 1997 and March 29, 1996, $65,389 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability. At March 28, 1997 and March 29, 1996, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Accounting Standards No. 87.

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

         Upon having outside counsel conduct a review of the agreement, the Company had advised Brevetron S.A. that it believes that there is no legal obligation on the part of the Company to pay any further licensing fees.

         It is the opinion of the Company's outside counsel that the agreement had been unenforceable since January 7, 1992, the date of expiration of the latest patent.

         Accordingly, the Company reversed the licensing fees of $31,783 that were recorded as an expense in the fiscal year ended March 29, 1996. The remaining liability of $75,417 representing the amount of licensing fees accrued for the year ended March 31, 1995 was reversed and recorded as an item of income in the fiscal year ended March 29, 1996.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 (CONTINUED)

         On August 23, 1991, the Company entered into a lease with the New York City Economic Development Corporation for its office and manufacturing facility. The Company is obligated under this lease through September 1, 2001, at minimum annual rentals as follows:

                   Fiscal Year Ending:
                      1998                                      $194,236
                      1999                                       194,236
                      2000                                       194,236
                      2001                                       274,630
                                                                 -------

                                                               $ 857,338
                                                               =========

         Net rental expense for the year ended March 28, 1997 for this lease was $189,952.

         The Company has, with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is not currently available. The amount of accumulated benefits and net assets of such plan also is not currently available to the Company. Total contributions charged to expense under this pension plan were $39,533 and $42,140 for the fiscal years ending March 28, 1997 and March 29, 1996.

         As of March 28, 1997, the Company was in arrears with respect to its contributions to the union's health and welfare and pension plans. The amount due the health and welfare plan was $144,889 and the amount due the pension plan was $169,602, for a total amount due of $314,491.

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

         The total amount due of $314,491 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $194,491 as a long-term liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 12- STOCK OPTION PLAN:

         On December 4, 1986 and as supplemented on January 6, 1987 and March 11, 1987, the Company's Board of Directors proposed the establishment of a non-qualified stock option plan for key employees, which was ratified on September 11, 1987 by a majority vote of the Company's stockholders at the Company' annual meeting. The plan provided for the granting of options to purchase an aggregate of 125,000 shares of the Company's common stock. The Plan lapsed in September 1992. There are currently no options outstanding nor exercisable at March 28, 1997.

NOTE 13- REVENUES FROM MAJOR CUSTOMERS:

         In the fiscal year ended March 28, 1997, more than 33% of the Company's total revenues were earned from three customers. Total sales to these customers were approximately $1,567,000. Individually, sales to these three customers were $593,000, $552,000 and $422,000.

         In the fiscal year ended March 29, 1996 more than 10% of the Company's total revenues were earned from three customers. Total sales to these customers were approximately $924,000. Individually, sales to these customers were $319,000, $307,000 and $298,000.

NOTE 14- PRIOR PERIOD ADJUSTMENT:

         In connection with the termination of the Salaried Pension Plan, it was determined that the Pension Plan's assets were overstated in the fiscal year ended March 31, 1995. Accordingly, at March 29, 1996, an adjustment of $144,625, representing the writedown of pension plan assets to net realizable value was made as a charge to opening retained earnings (deficit) at April 1, 1995.