Form 10QSB
period 1997-06-30
IEH CORPORATION
filed 1997-08-11
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  June 30, 1997


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

                  Yes  [ X ]                 No  [   ]


         2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of August 7, 1997.

                                 IEH CORPORATION

                                    CONTENTS





PART 1 - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Balance Sheets
                  June 27, 1997 (Unaudited)
                  and March 28, 1997

                  Statement of Operations
                  (Unaudited) for the three months
                  ended June 27, 1997 and
                  June 28, 1996

                  Statement of Cash Flows (Unaudited)
                  for the three months ended
                  June 27, 1997 and June 28, 1996

                  Notes to Financial Statements
                  (Unaudited)

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS


PART II - OTHER INFORMATION

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 27, 1997 and March 28, 1997





                                                         June 27,       March 28,
                                                           1997            1997
                                                        ----------     ----------
                                                        (Unaudited)      (Note 1)

                     ASSETS
CURRENT ASSETS:
 Cash .............................................     $   24,543     $   15,274
 Accounts receivable, less allowance for
  doubtful accounts of $10,062 at June 27,1997
  and March 28, 1997 ..............................        897,518        651,873
 Inventories (Note 2 ) ............................      1,023,800      1,107,100
 Prepaid expenses and other current assets (Note 3)         38,768         52,629
 Other receivables ................................            936         30,492
                                                        ----------     ----------

    Total current assets ..........................      1,985,565      1,857,368
                                                        ----------     ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $4,307,633
  June 27,1997 and $4,238,093 at March 28, 1997 ...      1,469,651      1,480,841
                                                        ----------     ----------


OTHER ASSETS:
 Prepaid pension cost (Note 7) ....................         43,949         43,949
 Other assets .....................................         47,422         47,798
                                                        ----------     ----------
                                                            91,371         91,747
                                                        ----------     ----------

    Total assets ..................................     $3,546,587     $3,429,956
                                                        ==========     ==========










                 See accompanying notes to financial statements

                                           IEH CORPORATION

                                            BALANCE SHEETS
                                As of June 27, 1997 and March 28, 1997


                                                                          June 27,        March 28,
                                                                            1997             1997
                                                                        -----------      -----------
                                                                         (Unaudited)       (Note 1)

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts receivable financing ....................................     $   663,186      $   536,457
 Notes payable, current portion (Note 6) ..........................          52,997            1,789
 Loan payable, current portion (Note 5) ...........................          46,399           45,710
 Accrued corporate income taxes ...................................           2,700            8,217
 Union pension and health and welfare,current portion(Note 7) .....         120,000          120,000
 Accounts payable .................................................         763,992        1,074,903
 Other current liabilities (Note 4) ...............................         162,385          131,835
                                                                        -----------      -----------
    Total current liabilities .....................................       1,811,659        1,918,911
                                                                        -----------      -----------

LONG-TERM LIABILITIES:
 Pension plan payable (Note 7) ....................................         516,966          516,966
 Notes payable, less current portion ..............................         174,986             --
 Loan payable, less current portion (Note 5) ......................         221,108          240,206
 Union pension and health and welfare, less current portion(Note 7)         170,491          194,491
                                                                        -----------      -----------
                                                                          1,083,551          951,663
                                                                        -----------      -----------
    Total liabilities .............................................       2,895,210        2,870,574
                                                                        -----------      -----------



STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value:
 10,000,000 shares authorized;
 2,303,502 shares issued and outstanding ..........................       1,151,751        1,151,751
 Capital in excess of par value ...................................       1,615,874        1,615,874
 Retained earnings(Deficit) .......................................      (2,116,248)      (2,208,243)
    Total stockholders' equity ....................................         651,377          559,382
                                                                        -----------      -----------
    Total liabilities and stockholders' equity ....................     $ 3,546,587      $ 3,429,956
                                                                        ===========      ===========


                            See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                  ------------------------------
                                                   June 27,             June 28,
                                                     1997                1996
                                                  ----------          ----------
REVENUES, net sales ....................          $1,290,847          $1,152,385
                                                  ----------          ----------

COSTS AND EXPENSES:
 Cost of products sold .................             870,917             819,993
 Selling, general and
     administrative ....................             233,785             178,294
 Interest ..............................              21,610              39,278
 Depreciation and
     amortization ......................              69,840              77,100
                                                  ----------          ----------

                                                   1,196,152           1,114,665
                                                  ----------          ----------

OPERATING INCOME (LOSS) ................              94,695              37,720
                                                  ----------          ----------

OTHER INCOME ...........................                --                   627
                                                  ----------          ----------

INCOME BEFORE INCOME TAXES .............              94,695              38,347
                                                  ----------          ----------

PROVISION FOR INCOME TAXES .............               2,700               6,436
                                                  ----------          ----------

NET INCOME .............................          $   91,995          $   31,911
                                                  ==========          ==========

NET INCOME PER
 COMMON SHARE ..........................          $      .04          $     .014
                                                  ==========          ==========


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 (in thousands) ........................               2,304               2,304
                                                  ==========          ==========





                 See accompanying notes to financial statements

                                     IEH CORPORATION

                                STATEMENTS OF CASH FLOWS
                               Increase (Decrease) in Cash
                                       (Unaudited)


                                                                  Three Months Ended
                                                                ------------------------
                                                                 June 27,       June 28,
                                                                   1997           1996
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss) ........................................     $  91,995      $  31,911
                                                                ---------      ---------
  Adjustments to reconcile net income(loss)
   to net cash used in operating activities:
    Depreciation and amortization .........................        69,840         77,100

   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable ............      (245,645)        17,573
    (Increase) decrease in inventories ....................        83,300        (50,689)
    (Increase) decrease in prepaid expenses
       and other current assets ...........................        13,861         16,470
    (Increase) decrease in other receivables ..............        29,556         37,891
    (Increase) decrease in other assets ...................           376            464

    (Decrease) increase in accounts payable ...............      (310,911)       (11,667)
    (Decrease) increase in other current liabilities ......        30,550        (46,683)
    (Decrease) in accrued corporate income taxes payable ..        (5,517)         4,052
    Increase in due to union pension and health and welfare       (24,000)       (20,112)
    (Decrease) increase in pension plan payable ...........          --           65,489
                                                                ---------      ---------
             Total adjustments ............................      (358,590)        89,888
                                                                ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES .....................      (266,595)       121,799
                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..............       (58,650)       (65,209)
                                                                ---------      ---------

NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES ..................................       (58,650)       (65,209)
                                                                ---------      ---------




                     See accompanying notes to financial statements

                                     IEH CORPORATION

                          STATEMENTS OF CASH FLOWS (CONTINUED)
                               Increase (Decrease) in Cash
                                       (Unaudited)


                                                               Three Months Ended
                                                            -------------------------
                                                             June 27,        June 28,
                                                               1997            1996
                                                            ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable ..................     $    --        $     (85)
 Increase in notes payable ............................       226,194
 Proceeds from accounts receivable financing ..........       126,729           --
 Principal payments on accounts receivable financing ..          --           (1,410)
 Principal payments on loan payable ...................       (18,409)       (10,882)
                                                            ---------      ---------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ...............................       334,514        (12,377)
                                                            ---------      ---------

INCREASE (DECREASE) IN CASH ...........................         9,269         44,213

CASH, beginning of period .............................        15,274          3,416
                                                            ---------      ---------

CASH, end of period ...................................     $  24,543      $  47,629
                                                            =========      =========

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW
   INFORMATION,  cash paid during the three months for:

    Interest ..........................................     $  21,610      $  39,278
                                                            =========      =========

    Income Taxes ......................................     $   2,700      $   6,436
                                                            =========      =========



                     See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-           FINANCIAL STATEMENTS:

                  The accompanying financial statements of IEH Corporation ("The Company") for the three months ended June 27, 1997 have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 28, 1997. The balance sheet at March 28, 1997 has been taken from the audited financial statements of that date.



Note 2-           INVENTORIES:

                  Inventories are comprised of the following:

                                                 June 27,             March 28,
                                                   1997                 1997
                                                ---------           -----------
                                               (Unaudited)

                  Raw materials               $   726,900           $   791,452
                  Work in process                  30,714                37,476
                  Finished goods                  266,186               278,172
                                                ---------           -----------

                                               $1,023,800           $ 1,107,100
                                               ==========           ===========

                  Inventories are priced at the lower of cost (first-in, first-out method) or market. During the current fiscal year, the Company established a reserve for obsolescence to reflect net realizable value. The balance of this reserve as of June 27, 1997 was $12,600.

                  Inventories at June 27, 1997 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3-           PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                                       June 27,       March 28,
                                                         1997           1997
                                                       --------         -------
                                                      (Unaudited)

                       Prepaid insurance               $ 38,768       $ 48,054
                       Other current assets                 -            4,575
                                                       --------         -------
                                                       $ 38,768       $ 52,629
                                                       ========       ========

Note 4-           OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                                        June 27,       March 28,
                                                          1997           1997
                                                         --------     ---------
                                                       (Unaudited)

                       Payroll and vacation accruals     $ 37,078     $  12,817
                       Sales commissions                   11,906         9,591
                       Pension plan payable                65,489        65,489
                       Other                               47,912        43,938
                                                         --------     ---------
                                                         $162,385     $ 131,835
                                                         ========     =========

Note 5-           LOAN PAYABLE:

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation, ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 7%.

                  The balance remaining at June 27, 1997 was $267,507.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5-           LOAN PAYABLE (continued):

                  Aggregate future principal payments are as follows:

                               Fiscal Year Ending March:

                                        1998                 $  34,537
                                        1999                    45,710
                                        2000                    48,529
                                        2001                    50,694
                                   Thereafter                   88,037
                                                             ---------
                                                             $ 267,507
                                                             =========


                  In April, 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. The Company has been advised that all the terms and conditions of the loan will remain in effect.

                  As of June 27, 1997, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

                  The Company reported tangible net worth of $651,377. The ratio of current assets to current liabilities at June 27, 1997 was
                  1.1 to 1.0.

                  The Company had previously received a waiver of this covenant from the UDC through the period ending March 31, 1994 and has applied for additional waivers of this covenant. The UDC has not acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it may be deemed to be in default of this loan obligation to the UDC and the entire loan plus interest will become due and payable.


Note 6-           NOTES PAYABLE:

                  The Company was in arrears in the amount of $236,000 to the New York City Economic Development ("NYCEDC") Corporation for rent due for its offices and manufacturing facilities. In April 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off this indebtedness over a 48 month period by the Company issuing notes payable due to NYCEDC. The notes bear interest at the rate of 8.25% per annum. The balance due at June 30, 1997 was $227,638.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7-           COMMITMENTS:

                  The Company has, with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. Total contributions charged to operations under this pension plan were $9,663 for the three months ended June 27, 1997.

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

                  As of June 27,1997, the Company reported arrears with respect to its contributions to the union's health welfare and pension plan. The amount due the health and welfare plan was $144,889 and the amo9unt due the pension plan was $145,602, for a total of $290,491.

                  The total amount due of $290,491 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $170,491 as a long-term liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 7-           COMMITMENTS (continued):

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

                  At June 30, 1997 and March 28, 1997, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability. On those dates, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Standards No.87.


Note 8-           CHANGES IN STOCKHOLDERS' EQUITY:

                  Retained earnings increased by $91,995 which represents the net income for the three months ended June 27, 1997.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Results of Operations:

                  The following table sets forth for the periods indicated, sales revenues and percentages for certain items in the financial data as such items bear to the revenues of the
                  Company:

                                                         Three Months Ended
                                                     --------------------------
                                                     June 27,          June 28,
                                                       1997              1996
                                                     --------         --------
Revenues, net sales(in thousands) ............       $  1,291         $  1,152
                                                     --------         --------


Costs and Expenses:
 (as a percentage of revenues)

 Cost of products sold .......................          67.5%            71.1%
 Selling,general and administrative ..........          18.1%            15.5%
 Interest expense ............................           1.7%             3.4%
 Depreciation and amortization ...............           5.4%             6.7%
                                                     --------         --------
         Total costs and expenses ............          92.7%            96.7%
                                                     --------         --------

 Operating income (loss) .....................          7.3 %             3.3%
                                                     --------         --------

 Other income ................................           --               --
                                                     --------         --------

 Income (loss) before income taxes ...........           7.3%             3.3%
                                                     --------         --------

 Provision for income taxes ..................           (.2%)            (.5%)
                                                     --------         --------

 Net income (loss) ...........................            7.1%             2.8%
                                                     ========         ========




Comparative Analysis:

Operating revenues for the three month period ending June 27, 1997 amounted to $1,290,847 reflecting a 12.0% increase versus the prior three month period ending June 28,1996 of $1,152,385. The increase in revenues in this comparative period reflects the Company's efforts to redirect its sales focus to commercial electronic sales.

Cost of products sold amounted to $870,917 for the three months ended June 27,1997 or 67.5% of revenues. This reflected an increase of 6.2% in the cost of products sold from $819,993 or 71.1% of revenues from the comparative three month period ended June 28,1996. This increase is primarily due to the increase in revenue and resultant costs associated with production.

Selling, general and administrative expenses were $233,785 or 18.1% of revenues, compared to $178,294 or 15.5% of revenues for the comparative three month period ending June 28, 1996. This increase of 31.1% was attributed to the variable impact of increased revenues.

Interest expense was $21,610 or 1.7% of revenues as compared to $39,278 or 3.4% of revenues for the prior three month period ending June 28, 1996. The decrease in interest expense of 45% reflects the lower rates prevailing in the current three month period as compared to the prior period.

Depreciation and amortization of $69,840 or 5.4% was reported for the three months ended June 27,1997 as compared to $77,100 or 6.7% of revenues for the prior three month period ending June 28, 1996. This expense as a percentage of revenues decreased as a result of an decrease in the acquisition of machinery and equipment during the three month period ended June 27, 1997.

The Company reported net income of $91,995 for the three month period ended June 27, 1997, representing net income of $.04 per common share as compared to net income of $.014 per common share for the three months ended June 28, 1996. This comparative increase for the current three month period is due to an overall increase in revenues during this period.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits   None

         Exhibit 27. Financial Data Schedule

         (b) Reports on Form 8-K during Quarter

         None

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     IEH CORPORATION
                                                     (Registrant)


August 7, 1997                                       /s/Michael Offerman
                                                     -------------------
                                                     Michael Offerman
                                                     President

August 7, 1997                                       /s/Robert Knoth
                                                     ----------------
                                                     Robert Knoth
                                                     Chief Financial Officer