Form 10QSB
period 1997-09-26
IEH CORPORATION
filed 1997-11-07
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  September 26, 1997


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

                  Yes  [ X ]                 No  [   ]


                  2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of November 7, 1997.

                                 IEH CORPORATION

                                    CONTENTS






PART 1 - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS

                  Balance Sheets
                  September 26, 1997 (Unaudited)
                  and March 28, 1997

                  Statement of Operations
                  (Unaudited) for the three and six months ended September 26, 1997 and
                  September 27, 1996

                  Statement of Cash Flows (Unaudited)
                  for the six months ended
                  September 26, 1997 and September 27, 1996

                  Notes to Financial Statements
                  (Unaudited)

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS


PART II - OTHER INFORMATION

                                   IEH CORPORATION

                                    BALANCE SHEETS
                     As of September 26, 1997 and March 28, 1997




                                                        September 26,      March 28,
                                                             1997             1997
                                                         ----------      ----------
                                                         (Unaudited)        (Note 1)

ASSETS
CURRENT ASSETS:
 Cash .............................................      $   45,207      $   15,274
 Accounts receivable, less allowance for
  doubtful accounts of $10,062 at September 26,1997
  and March 28, 1997 ..............................         870,061         651,873
 Inventories (Note 2 ) ............................         922,800       1,107,100
 Prepaid expenses and other current assets (Note 3)          18,120          52,629
 Other receivables ................................           9,207          30,492
                                                         ----------      ----------

    Total current assets ..........................       1,865,395       1,857,368
                                                         ----------      ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $4,377,173
  Sept 26,1997 and $4,238,093 at March 28, 1997 ...       1,452,592       1,480,841
                                                         ----------      ----------


OTHER ASSETS:
 Prepaid pension cost (Note 7) ....................          43,949          43,949

 Other assets .....................................          47,707          47,798
                                                         ----------      ----------
                                                             91,656          91,747
                                                         ----------      ----------

    Total assets ..................................      $3,409,643      $3,429,956
                                                         ==========      ==========







                    See accompanying notes to financial statements


                                            IEH CORPORATION

                                             BALANCE SHEETS
                              As of September 26, 1997 and March 28, 1997


                                                                         September 26,       March 28,
                                                                             1997               1997
                                                                         -----------       -----------
                                                                         (Unaudited)         (Note 1)

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts receivable financing ....................................      $   683,269       $   536,457
 Notes payable, current portion (Note 6) ..........................           53,475             1,789
 Loan payable, current portion (Note 5) ...........................           47,099            45,710

 Accrued corporate income taxes ...................................           13,387             8,217

 Union pension and health and welfare, current portion (Note 7) ...          120,000           120,000
 Accounts payable .................................................          633,888         1,074,903

 Other current liabilities (Note 4) ...............................          113,976           131,835
                                                                         -----------       -----------

    Total current liabilities .....................................        1,665,094         1,918,911
                                                                         -----------       -----------

LONG-TERM LIABILITIES:
 Pension plan payable (Note 7) ....................................          516,966           516,966
 Notes payable, less current portion ..............................          161,403              --
 Loan payable, less current portion (Note 5) ......................          209,068           240,206

 Union pension and health and welfare, less current portion(Note 7)          157,764           194,491
                                                                         -----------       -----------

                                                                           1,045,201           951,663
                                                                         -----------       -----------
    Total liabilities .............................................        2,710,295         2,870,574
                                                                         -----------       -----------
STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value:
 10,000,000 shares authorized;
 2,303,502 shares issued and outstanding ..........................        1,151,751         1,151,751
 Capital in excess of par value ...................................        1,615,874         1,615,874
 Retained earnings(Deficit) .......................................       (2,068,277)       (2,208,243)
                                                                         -----------       -----------
    Total stockholders' equity ....................................          699,348           559,382
                                                                         -----------       -----------

    Total liabilities and stockholders' equity ....................      $ 3,409,643       $ 3,429,956
                                                                         ===========       ===========

                             See accompanying notes to financial statements

                                            IEH CORPORATION
                                        STATEMENT OF OPERATIONS
                                              (Unaudited)



                                              Six Months Ended                  Three Months Ended
                                       ----------------------------        ----------------------------
                                         Sept 26,         Sept 27,          Sept 26,          Sept 27,
                                          1997              1996              1997              1996
                                       ----------        ----------        ----------        ----------
REVENUES, net sales ...........        $2,545,736        $2,312,104        $1,254,888        $1,159,719
                                       ----------        ----------        ----------        ----------

COSTS AND EXPENSES:
 Cost of products sold ........         1,769,481         1,679,334           884,917           823,701

 Selling, general and
   administrative .............           437,995           337,381           217,856           194,728
 Interest .....................            52,373            74,338            30,763            35,060
 Depreciation and
   amortization ...............           139,680           153,300            69,840            76,200
                                       ----------        ----------        ----------        ----------

                                        2,399,529         2,244,353         1,203,376         1,129,689
                                       ----------        ----------        ----------        ----------

OPERATING INCOME ..............           146,207            67,751            51,512            30,030
                                       ----------        ----------        ----------        ----------

OTHER INCOME ..................               659               627               659              --
                                       ----------        ----------        ----------        ----------

INCOME BEFORE
 INCOME TAXES .................           146,866            68,378            52,171            30,030
                                       ----------        ----------        ----------        ----------

PROVISION FOR
 INCOME TAXES .................             6,900            13,036             4,200             6,600
                                       ----------        ----------        ----------        ----------

NET INCOME ....................        $  139,966        $   55,342        $   47,971        $   23,430
                                       ==========        ==========        ==========        ==========

NET INCOME PER
 COMMON SHARE .................        $      .06        $      .02        $      .02        $      .01
                                       ==========        ==========        ==========        ==========

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING
 (in thousands) ...............             2,304             2,304             2,304             2,304
                                       ==========        ==========        ==========        ==========

                                  See accompanying notes to financial statements

                                            IEH CORPORATION

                                        STATEMENTS OF CASH FLOWS
                                      Increase (Decrease) in Cash
                                              (Unaudited)

                                                                                Six Months Ended
                                                                             Sept 26,          Sept 27,
                                                                               1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................................        $ 139,966         $  55,342
                                                                           ---------         ---------

  Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization .................................          139,680           153,300

   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable ....................         (218,188)          134,249

    (Increase) decrease in inventories ............................          184,300          (110,253)

    (Increase) decrease in prepaid expenses
       and other current assets ...................................           34,509            29,821

    (Increase) decrease in other receivables ......................           21,285            37,706
    (Increase) decrease in other assets ...........................               91               749

    (Decrease) increase in accounts payable .......................         (441,015)         (109,019)

    (Decrease) increase in other current liabilities ..............          (17,859)         (100,598)
    Increase in accrued corporate income taxes payable ............            5,170             5,786

    Increase in due to union pension and health and welfare .......          (36,727)          (38,597)
    (Decrease) increase in pension plan payable ...................             --              65,489
                                                                           ---------         ---------

             Total adjustments ....................................         (328,754)           68,633
                                                                           ---------         ---------

NET CASH USED IN OPERATING ACTIVITIES .............................         (188,788)          123,975
                                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ......................         (111,431)         (106,387)
                                                                           ---------         ---------

NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES ..........................................         (111,431)         (106,387)
                                                                           ---------         ---------

                                 See accompanying notes to financial statements

                                            IEH CORPORATION

                                  STATEMENTS OF CASH FLOWS (CONTINUED)
                                      Increase (Decrease) in Cash
                                              (Unaudited)


                                                                                Six Months Ended
                                                                           Sept 26,            Sept 27,
                                                                             1997                1996
                                                                         ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on notes payable ..........................          $    --             $    (971)
 Increase in notes payable ....................................            213,089                --
 Proceeds from accounts receivable financing ..................            146,812              51,124

 Principal payments on accounts receivable financing ..........               --                  --
 Principal payments on loan payable ...........................            (29,749)            (14,443)
                                                                         ---------           ---------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES .......................................            330,152              35,710
                                                                         ---------           ---------

INCREASE (DECREASE) IN CASH ...................................             29,933              53,298

CASH, beginning of period .....................................             15,274               3,416
                                                                         ---------           ---------


CASH, end of period ...........................................          $  45,207           $  56,714
                                                                         =========           =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the nine months for:

    Interest ..................................................          $  52,373           $  74,338
                                                                         =========           =========

    Income Taxes ..............................................          $   6,900           $  13,036
                                                                         =========           =========



                             See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-           FINANCIAL STATEMENTS:

                  The accompanying financial statements of IEH Corporation ("The Company") for the six months ended September 26, 1997 have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company for the six months ended September 26, 1997. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 28, 1997 as filed with the Securities and Exchange Commission.

                  The balance sheet at March 28, 1997 has been taken from the audited financial statements of that date.

Note 2-           INVENTORIES:

                  Inventories are comprised of the following:

                                                September 26,         March 28,
                                                     1997                1997
                                                 -----------         -----------
                                                 (Unaudited)
                  Raw materials                  $   659,700         $   791,452
                  Work in process                     31,200              37,476
                  Finished goods                     231,900             278,172
                                                 -----------         -----------

                                                 $   922,800         $ 1,107,100
                                                 ===========         ===========

                  Inventories are priced at the lower of cost (first-in, first-out method) or market. During the current fiscal year, the Company established a reserve for obsolescence to reflect net realizable value. The balance of this reserve as of September 26, 1997 was $25,200.


                  Inventories at September 26, 1997 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3-           PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                                 September 26,         March 28,
                                                     1997                 1997
                                                   --------             -------
                                                  (Unaudited)

                     Prepaid insurance            $ 10,356             $ 48,054
                     Other current assets            7,764                4,575
                                                   --------             -------
                                                  $ 18,120             $ 52,629
                                                  =========            ========


Note 4-          OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                                 September 26,       March 28,
                                                     1997               1997
                                                   --------           -------
                                                  (Unaudited)

               Payroll and vacation accruals      $     3,444        $    12,817
               Sales commissions                       13,353              9,591

               Pension plan payable                    65,489             65,489
               Other                                   31,690             43,938
                                                  -----------        -----------

                                                  $   113,976        $   131,835
                                                  ===========        ===========


Note 5-          LOAN PAYABLE:

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation, ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 7%.

                  The balance remaining at September 26, 1997 was $256,167.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5-           LOAN PAYABLE (continued):

                  Aggregate future principal payments are as follows:


                          Fiscal Year Ending March:

                              1998                               $   23,197
                              1999                                   45,710
                              2000                                   48,529
                              2001                                   50,694
                              Thereafter                             88,037
                                                                  ---------

                                                                  $ 256,167
                                                                  =========


                  In April, 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan will remain in effect.

                  As of September 26, 1997, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

                  The Company reported tangible net worth of $699,348. The ratio of current assets to current liabilities at September 26, 1997 was 1.1 to 1.0.

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

Note 6-           NOTES PAYABLE:

                  The Company was in arrears in the amount of $236,000 to the New York City Economic Development ("NYCEDC") Corporation for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off this indebtedness over a 48 month period by the Company issuing notes payable due to NYCEDC. The notes bear interest at the rate of 8.25% per annum. The balance due at September 26, 1997 was $214,878.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7-           COMMITMENTS:

                  The Company has, with the United Auto Workers of America, Local 259, a collective bargaining multiemployer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the MultiEmployer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. Total contributions charged to operations under this pension plan were $21,184 for the six months ended September 26, 1997.

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

                  As of September 26,1997, the Company reported arrears with respect to its contributions to the union's health and welfare and pension plans. The amount due the health and welfare plan was $155,189 and the amount due the pension plan was $122,575, for a total of $277,764.

                  The total amount due of $277,764 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $157,764 as a long-term liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7-           COMMITMENTS (continued):

                  On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaries Pension Plan.On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits which were and are currently due under the terms of the Plan. The PBGC further determined that pursuant to the provisions of the Employment Retirement Income Security Act of 1974, as amended ("ERISA") that the Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC intends to proceed pursuant to ERISA to have the Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.

                  At September 26, 1997 and March 28, 1997, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability.On those dates, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Standards No.87.

Note 8-           CHANGES IN STOCKHOLDERS' EQUITY:

                  Retained earnings increased by $139,966 which represents the net income for the six months ended September 26, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                           Six Months Ended
                                                      -----------------------------
                                                      September 26,   September 27,

                                                        1997             1996
                                                      --------         --------

Operating Revenues ...........................        $  2,545         $  2,312
(in thousands)

Operating Expenses:
(As a percentage of
 Operating Revenues)
 Cost of Products Sold .......................            69.5%            72.6%
 Selling, General and Administrative .........            17.2%            14.6%
 Interest expense ............................             2.1%             3.2%
 Depreciation and amortization ...............             5.5%             6.6%
                                                      --------         --------
         Total Costs and Expenses ............            94.3%            97.0%
                                                      --------         --------

Operating income .............................             5.7%             3.0%
                                                      ========         ========

Other Income (Expense)
  Other Non-operating Income .................             --               --

Income Before Income taxes ...................             5.7%             3.0%

Income taxes .................................             0.2%              .6%

Net Income ...................................             5.5%             2.4%


Comparative Analysis:

         Operating revenues for the six months ended September 26, 1997 amounted to $2,545,736, reflecting a 10% increase versus comparative six months operating revenues of $2,312,104 for the six months ended September 27, 1996. The increase in revenues is a direct result of management's efforts to redirect its dependence on governmental and military sales to commercial electronic sales.

         Cost of products sold amounted to $1,769,481 for the six months ended September 26, 1997 or 69.5% of operating revenues. This reflected a 5.4% increase in the cost of products sold from $1,679,334 or 72.6% of operating revenues for the six months ended September 27, 1996. This increase is primarily due to increased sales generated by the Company. Cost of sales decreased as a percentage of revenues due t management's efforts to better control costs.

         Selling, general and administrative expenses were $437,995 or 17.2% of revenues compared to $337,381 or 14.6% of revenues for the comparable six month period ending September 27, 1996. This reflected an increase of 29.8% and reflects the variable impact of increased sales.

         Interest expense was $52,373 for the six months ended September 26, 1997 or 2.1% of operating revenues. For the comparable period ended September 27, 1996, interest expense was $74,338 or 3.2% of operating revenues. The decrease of 29.6% reflects the reduction in interest rates in the current fiscal period.

         Depreciation and amortization of $139,680 or 5.5% of operating revenues was reported for the six months ended September 26, 1997. This reflects a decrease of 8.9% from the comparable six month period ended September 27, 1996 of $153,300 or 6.6% of operating revenues. The decrease is as a result of decreased depreciation levels on fixed assets during the six months ended September 26, 1997.

         The Company reported net income of $139,966 for the six months ended September 26, 1997, representing income per common share of $.06 as compared to net income of $55,342 or $.02 per common share for the six months ended September 27, 1996. The resultant increased net income can be attributed to an increase of 10% in operating revenues over the comparable six months ended September 26, 1997.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations



         Results of Operations:

The following table sets forth for the periods indicated, sales revenues and percentages for certain items in the financial data as such items bear to the revenues of the Company:

                                                        Three Months Ended
                                                  --------------------------------
                                                  September 26,      September 27,
                                                       1997              1996
                                                     --------          --------
Revenues, net sales(in thousands) ..........         $  1,255          $  1,160
                                                     --------          --------


Costs and Expenses:
 (as a percentage of revenues)

 Cost of products sold .....................             71.0%             71.0%
 Selling,general and administrative ........             17.0%             16.8%
 Interest expense ..........................              2.0%              3.0%
 Depreciation and amortization .............              5.9%              6.6%
                                                     --------          --------
         Total costs and expenses ..........             95.9%             97.4%
                                                     --------          --------

 Operating income ..........................             4.1 %              2.6%
                                                     --------          --------

 Other income ..............................              --                 --
                                                     --------          --------


 Income before income taxes ................              4.1%              2.6%
                                                     --------          --------

 Provision for income taxes ................              0.3%              0.6%
                                                     --------          --------


 Net income ................................              3.8%              2.0%
                                                     ========          ========

Comparative Analysis:

Operating revenues for the three month period ending September 26, 1997 amounted to $1,254,888 reflecting a 8.2% increase versus the prior three month period ending September 27,1996 of $1,159,719. The increase in revenues in this comparative period reflects the Company's efforts to redirect its sales focus to commercial electronic sales.

Cost of products sold amounted to $884,917 for the three months ended September 26,1997 or 71.0% of revenues. This reflected an increase of 7.4% in the cost of products sold from $823,701 or 71.0% of revenues from the comparative three month period ended September 27,1996. This increase is primarily due to the increase in revenue and resultant costs associated with production.

Selling, general and administrative expenses were $217,856 or 17.0% of revenues, compared to $194,728 or 16.8% of revenues for the comparative three month period ending September 27, 1996. This increase of 11.9% was attributed to the variable impact of increased revenues.

Interest expense was $30,763 or 2.0% of revenues as compared to $35,060 or 3.0% of revenues for the prior three month period ending September 27, 1996. The decrease in interest expense of 12.2% reflects the lower rates prevailing in the current three month period as compared to the prior period.

Depreciation and amortization of $69,840 or 5.9% was reported for the three months ended September 26,1997 as compared to $76,200 or 6.6% of revenues for the prior three month period ending September 27, 1996. This expense as a percentage of revenues decreased as a result of an decrease in the acquisition of machinery and equipment during the three month period ended September 26, 1997.

The Company reported net income of $47,971 for the three month period ended September 26, 1997, representing net income of $.02 per common share as compared to net income of $.01 per common share for the three months ended September 27, 1996. This comparative increase for the current three month period is due to an overall increase in revenues during this period.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

         On  September  26,  1997  the  Company  held  its  Annual   Meeting  of
Shareholders. the sole matter before the stockholders for vote was the election of two directors to the Board of Directors.

         At the Annual Meeting, Allen Gottlieb and Robert Pittman were elected Directors of the Company for a period of two (2) years until the 1999 Annual Meeting or until their successors are elected. On the record date of the Annual Meeting, there were 2,303,502 shares of the Company's Common Stock outstanding and Shareholders holding 2,019,973 shares of Common Stock, in person and by proxy were present at the Annual Meeting, thus constituting a quorum. Of the shares voted, 1,750,935 shares were voted for Mr. Pittman's election, with 269,038 shares withheld; and l,750,935 shares were voted for Mr. Gottlieb's election, with 269,038 shares witheld.

Item 5. Other Matters

         The Company has reached an agreement with its landlord, the New York Urban Development Corporation ("NYUDC") to settle certain matters related to the lease of its principal offices located in Brooklyn New York, including a lawsuit brought by the NYUDC against the Company. The lawsuit, entitled New York City Economic Development Corporation against IEH Corporation, had been commenced in the Civil Court of the City of New York, Kings County (Index No. L&T 88890/97). The NYUDC claimed that IEH had not paid the proper rent due under its lease for the period from September 1, 1992 through April 1997. The NYUDC claimed damages of $236,000.

         The Company determined it was in its best interest to settle the lawsuit. The parties have agreed to a settlement whereby the Company will deliver a note to the NYUDC for the amount due payable with interest at 8.25% per year. The monthly installments will equal approximately $5,790 per month.

         The parties are negotiating definitive settlement documents.

         In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     IEH CORPORATION
                                                       (Registrant)


November 7, 1997                                  /s/Michael Offerman
                                                  -------------------
                                                     Michael Offerman
                                                     President

November 7, 1997                                  /s/Robert Knoth
                                                  ---------------
                                                     Robert Knoth
                                                     Chief Financial Officer