Form 10QSB
period 1997-12-26
IEH CORPORATION
filed 1998-02-17
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 26, 1997


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

                  Yes  [ X ]                 No  [   ]


                  2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of February 11, 1998.

                                 IEH CORPORATION

                                    CONTENTS










PART 1- FINANCIAL INFORMATION

         ITEM 1- FINANCIAL STATEMENTS


         Balance Sheets as of December 26, 1997 (Unaudited) and March 28, 1997

         Statement of Operations (Unaudited) for the three and nine months ended December 26, 1997 and December 27, 1996

         Statement of Cash Flows (Unaudited) for the nine months ended
           December 26, 1997 and December 27, 1996

         Notes to Financial Statements (Unaudited)




         ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS


PART II- OTHER INFORMATION

                                   IEH CORPORATION

                                    BALANCE SHEETS
                      As of December 26, 1997 and March 28, 1997



                                                          December 26,     March 28,
                                                             1997             1997
                                                          (Unaudited)       (Note 1)
                                                          ----------      ----------
                          ASSETS

CURRENT ASSETS:
 Cash ..............................................      $   79,273      $   15,274
 Accounts receivable, less allowance for
   doubtful accounts of $10,062 at December 26, 1997
   and March 28, 1997 ..............................         826,868         651,873
 Inventories (Note 2) ..............................         910,200       1,107,100
 Prepaid expenses and other current assets (Note 3)           28,643          52,629
 Other receivables .................................           8,665          30,492
                                                          ----------      ----------

         Total current assets ......................       1,853,649       1,857,368
                                                          ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, less
 accumulated depreciation and amortization of
 $4,446,713 at December 26, 1997 and $ 4,238,093
 at March 28, 1997 .................................       1,421,902       1,480,841
                                                          ----------      ----------

OTHER ASSETS:
  Prepaid pension cost (Note 7) ....................          43,949          43,949
  Other assets .....................................          47,575          47,798
                                                          ----------      ----------
                                                              91,524          91,747
                                                          ----------      ----------

         Total assets ..............................      $3,367,075      $3,429,956
                                                          ==========      ==========


                 See accompanying notes to financial statements

                                    IEH CORPORATION

                                     BALANCE SHEETS
                       As of December 26, 1997 and March 28, 1997


                                                          December 26,       March 28,
                                                             1997              1997
                                                         -----------       -----------
                                                          (Unaudited)         (Note 1)

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts receivable financing ....................      $   586,628       $   536,457
 Notes payable, current portion (Note 6) ..........           54,861             1,789
 Loans payable, current portion (Note 5) ..........           47,809            45,710
 Accrued corporate income taxes ...................           16,087             8,217
 Union pension and health & welfare,
      current portion (Note 7) ....................          120,000           120,000
Accounts payable ..................................          743,419         1,074,903
Other current liabilities (Note 4) ................          159,406           131,835
                                                         -----------       -----------

         Total current liabilities ................        1,728,210         1,918,911
                                                         -----------       -----------

LONG-TERM LIABILITIES:
 Pension plan payable (Note 7) ....................          516,966           516,966
 Notes payable, less current portion (Note 6) .....          146,992              --
 Loan payable, less current portion (Note 5) ......          196,865           240,206
 Union pension & health & health & welfare,
     less current portion (Note 7) ................          133,764           194,491
                                                         -----------       -----------
         Total long-term liabilities ..............          994,587           951,663
                                                         -----------       -----------

         Total liabilities ........................        2,722,797         2,870,574
                                                         -----------       -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value;
 10,000,000 shares authorized, 2,303,502 shares
 issued and outstanding ...........................        1,151,751         1,151,751
Capital in excess of par value ....................        1,615,874         1,615,874
Retained earnings (Deficit) .......................       (2,123,347)       (2,208,243)
         Total stockholders' equity ...............          644,278           559,382
                                                         -----------       -----------

         Total liabilities and stockholders' equity      $ 3,367,075       $ 3,429,956
                                                         ===========       ===========


                 See accompanying notes to financial statements

                                           IEH CORPORATION

                                       STATEMENT OF OPERATIONS
                                             (Unaudited)



                                             Nine Months Ended              Three Months Ended
                                        ---------------------------     ----------------------------
                                           Dec 26,         Dec 27,        Dec 26,          Dec, 27
                                            1997            1996            1997             1996
                                        -----------     -----------     -----------      -----------
REVENUES, net sales ...............     $ 3,646,250     $ 3,603,908     $ 1,100,515      $ 1,291,804
                                        -----------     -----------     -----------      -----------

COSTS AND EXPENSES:
 Cost of products sold ............       2,476,456       2,559,287         787,221          915,661
Selling, general and administrative         777,804         563,460         259,564          189,371
Interest expense ..................          86,370         114,623          33,997           40,825
Depreciation and amortization .....         209,520         230,100          69,840           76,800
                                        -----------     -----------     -----------      -----------
                                          3,550,150       3,467,470       1,150,622        1,223,117
                                        -----------     -----------     -----------      -----------


OPERATING INCOME (LOSS) ...........          96,100         136,438         (50,107)          68,687

OTHER INCOME ......................             902           1,084             243              457
                                        -----------     -----------     -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES .          97,002         137,522         (49,864)          69,144

PROVISION FOR INCOME TAXES ........          12,100          19,336           5,200            6,300
                                        -----------     -----------     -----------      -----------

NET INCOME(LOSS) ..................     $    84,902     $   118,186     $   (55,064)     $    62,844
                                        ===========     ===========     ===========      ===========

NET INCOME PER COMMON SHARE .......     $      .037     $      .051     $     (.024)     $      .027
                                        ===========     ===========     ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  (in thousands) ..................           2,304           2,304           2,304            2,304
                                        ===========     ===========     ===========      ===========


                 See accompanying notes to financial statements

                                    IEH CORPORATION

                                STATEMENT OF CASH FLOWS
                              Increase (Decrease) in Cash
           For the Nine Months Ended December 26, 1997 and December 27, 1996
                                      (Unaudited)


                                                           December 26,   December 27,
                                                               1997          1996
                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................     $  84,902      $ 118,186
                                                            ---------      ---------
   Adjustments to reconcile net income to
     net cash used in operating activities:

   Depreciation and amortization ......................       209,520        230,100

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable ..........      (174,995)        47,038
  (Increase) decrease in inventories ..................       196,900       (141,628)
  (Increase) decrease in prepaid expenses and
      other current assets ............................        23,986        (17,478)
  Decrease in other receivables .......................        21,827         35,791
  Decrease in other assets ............................           223            668


  (Decrease) increase in accounts payable .............      (331,484)       176,130
  (Decrease) increase in other current liabilities ....        27,571        (68,642)
  Increase in accrued corporate income taxes ..........         7,870          6,628
  Increase in pension plan payable ....................          --           65,489
  (Decrease) in due to union pension & health & welfare       (60,727)       (64,610)
                                                            ---------      ---------

                           Total adjustments ..........       (79,309)       269,486
                                                            ---------      ---------

NET CASH PROVIDED BY
   OPERATING ACTIVITIES ...............................         5,593        387,672
                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of fixed assets ...........................      (150,587)      (164,200)
                                                            ---------      ---------

                NET CASH USED IN INVESTING ACTIVITIES .      (150,587)      (164,200)
                                                            ---------      ---------

                 See accompanying notes to financial statements

                                      IEH CORPORATION

                                  STATEMENT OF CASH FLOWS
                                Increase (Decrease) in Cash
             For The Nine Months Ended December 26, 1997 and December 27, 1996
                                        (Unaudited)



                                                              December 26,   December 27,
                                                                 1997           1996
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable ...................     $    --        $  (2,007)
  Increase in notes payable .............................       200,064           --
  Proceeds from accounts receivable financing ...........        50,171          9,727
  Principal payments on loan payable ....................       (41,242)       (21,653)
                                                              ---------      ---------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES .................................       208,993        (13,933)
                                                              ---------      ---------

INCREASE IN CASH ........................................        63,999        209,539


CASH, beginning of period ...............................        15,274          3,416
                                                              ---------      ---------

               CASH, end of period ......................     $  79,273      $ 212,955
                                                              =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the nine months for:

     Interest ...........................................     $  86,370      $ 114,623
                                                              =========      =========

     Income Taxes .......................................     $  12,100      $  19,336
                                                              =========      =========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMEMTS
                                   (Unaudited)


Note 1-          FINANCIAL STATEMENTS:

                 The accompanying financial statements of IEH Corporation ("The Company") for the nine months ended December 26, 1997 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the nine months ended December 26, 1997. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 28, 1997 as filed with the Securities and Exchange Commission.

                 The balance sheet at March 28, 1997 has been taken from the audited financial statements of that date.


Note 2-          INVENTORIES:

                 Inventories are comprised of the following:

                                          December 26,    March 28,
                                              1997          1997
                                         ----------     ----------

                      Raw materials       $  650,691     $  791,452
                      Work in process         30,811         37,476
                      Finished goods         228,698        278,172
                                          ----------     ----------

                                          $  910,200     $1,107,100
                                          ==========     ==========

                 Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of December 26, 1997 was $37,800. At March 31, 1997, the balance of this reserve was $48,000.

                 Inventories at December 26, 1997 and March 28, 1997 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3-          PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                 Prepaid expenses and other current assets are comprised of the following:

                                         December 26,     March 28,
                                            1997            1997
                                           -------        -------

                  Prepaid insurance        $24,267        $48,054
                  Other current assets       4,376          4,575
                                           -------        -------
                                           $28,643        $52,629
                                           =======        =======

Note 4-          OTHER CURRENT LIABILITIES:

                 Other current liabilities are comprised of the following:

                                             December 26,    March 28,
                                                1997          1997
                                              --------      --------
           Payroll and vacation accruals      $ 32,725      $ 12,817
           Sales commissions                    13,383         9,591
           Pension plan payable                 65,489        65,489
           Other                                47,809        43,938
                                              --------      --------
                                              $159,406      $131,835
                                              ========      ========

Note 5-          LOAN PAYABLE:

                 On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation,("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 7% per annum.

                 The balance remaining at December 26, 1997 was $244,674.

                 Aggregate future principal payments are as follows:

                  Fiscal Year Ending March:
                           1998                                $ 11,685
                           1999                                  45,710
                           2000                                  48,529
                           2001                                  50,694
                           Thereafter                            88,056
                                                                -------
                                                               $244,674

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5-          LOAN PAYABLE (continued):

                 In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan remained in effect.

                 As of December 26, 1997, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of
                 1.1 to 1.0.

                 The Company reported tangible net worth of $644,278. The ratio of current assets to current liabilities was 1.1 to 1.0.

                 The Company had previously received a waiver of this covenant from the UDC through the period ending March 31, 1994 and has applied for additional waivers of this covenant. Neither the UDC or WAMCO XXIV, Ltd. Has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation and the entire loan plus interest will become due and payable.

Note 6-          NOTES PAYABLE:

                 The Company was in arrears in the amount of $236,000 to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period by the Company issuing notes payable to NYCEDC. The notes bear interest at the rate of 8.25% per annum. The balance remaining at December 26, 1997 was $201,853.

Note 7-          COMMITMENTS:

                 The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently

                                IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7-          COMMITMENTS (continued):

                 not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $29,515 for the nine months ended December 26, 1997.

                 In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

                           The sum of $10,000 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid.

                           Additionally,   both  parties   agreed  that  current
                           obligatory funding by the Company will be made on a timely current basis.

                  Effective February 1, 1995, the Company withdrew from the Union's health and welfare plan and offered its employees an alternative health insurance plan.

                  As of December 26, 1997, the Company reported arrears with respect to its contributions to the Union's health and welfare and pension plans. The amount due the health and welfare plan was $155,189 and the amount due the pension plan was $98,575.

                  The total amount due of $253,764 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $133,764 as a long-term liability.

                  On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits which were and are currently due under the terms of the Plan. The PBGC further determined that pursuant to the provisions of the Employment Retirement Income Security Act of 1974, as amended ("ERISA") that the Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.

                                IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7-          COMMITMENTS (continued):

                  At December 26, 1997 and March 28, 1997, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability. On those dates, the long-term portion includes $226,041, which represents the recognition of additional minimum liability to comply with the requirements of Statement of Financial Standards No. 87.

Note 8-           CHANGES IN STOCKHOLDERS' EQUITY:

                  Retained earnings increased by $84,902 which represents the net income for the nine months ended December 26, 1997.

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


Results of Operations

  The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                       Nine Months Ended
                                                   ---------------------------
                                                   December 26,   December 27,
                                                       1997          1996
                                                    --------       --------
    Operating Revenues (in thousands)               $  3,646       $  3,604

    Operating Expenses:
    (As a percentage of Operating Revenues)
     Cost of Products Sold                              67.9%          71.0%
     Selling, General and Administrative                21.2%          15.6%
     Interest Expense                                    2.5%           3.2%
     Depreciation and Amortization                       5.8%           6.4%
                                                    --------       --------

                      Total Costs and Expenses          97.4%          96.2%
                                                    ========       ========

    Operating Income                                     2.6%           3.8%
                                                    ========       ========

    Other Income                                        --             --
                                                    ========       ========

    Income Before Income Taxes                           2.6%           3.8%
                                                    ========       ========

    Income Taxes                                          .3%            .5%
                                                    ========       ========

    Net Income                                           2.3%           3.3%
                                                    ========       ========


Comparative Analysis:

Nine Months Ended December 26, 1997 compared to December 27, 1996

Operating revenues for the nine months ended December 26, 1997 amounted to $3,646,250, reflecting a 1% increase versus the comparative nine months operating revenues of $3,603,908. The increase is a direst result of management's to redirect its dependence on governmental and military sales to commercial electronic sales.

Cost of products sold amounted to $2,476,456 for the nine months ended December 26, 1997 or 67.9% of operating revenues. This reflected a decrease of $82,831 or 3.2% in the cost of products sold of $2,559,287 for the nine months ended December 27, 1996. This decrease is primarily due to management's efforts to better control costs. Cost of products sold decreased as a percentage of revenues in the comparative periods.

Selling, general and administrative expenses were $770,804 or 21.2% of revenues compared to $563,460 or 15.6% of revenues for the comparable nine moth period ended December 27, 1996. This reflected an increase of 36.8% and reflects increased expense levels in this segment.

Interest expense was $86,370 or 2.5% of revenues as compared to $114,623 or 3.2% of revenues in the nine month period ended December 27, 1996. This decrease of 24.6% reflects the reduction in interest rates in the current fiscal period.

Depreciation and amortization of $209,520 or 5.8% of revenues was reported for the nine month period ended December 26, 1997. This reflects a decrease of 8.9% from the comparable nine month period ended December 27, 1996 of $230,100 or 6.4% of revenues. The decrease is a result of decreased depreciation levels on fixed assets during the nine month period ended December 26, 1997.

The Company reported net income of $84,902 for the nine months ended December 26, 1997, representing income per common share of $.037 as compared to $118,186 or $.051 per common share for the nine months ended December 26, 1997. The resultant decrease in net income can be attributed to increased operating expenses in the current nine month period ending December 26, 1997.

                  Results of Operations:

The following table sets forth for the periods indicated, sales revenues and percentages for certain items in the financial data as such items bear to the revenues of the Company:

                                                             Three Months Ended
                                                      ----------------------------------
                                                       December 26,         December 27,
                                                           1997                1996
                                                      ------------        ------------
         Operating Revenues (in thousands)            $  1,100,515        $  1,291,804

         Operating Expenses:
         (As a percentage of Operating Revenues)
         Cost of Products Sold                                71.5%               70.9%
         Selling,General and Administrative                   23.7%               14.8%
         Interest Expense                                      3.1%                3.1%
          Depreciation and Amortization                        6.3%                5.9%
                                                      ------------        ------------

         Total Costs and Expenses                            104.6%               94.7%
                                                      ============        ============


         Operating Income (Loss)                              (4.6%)               5.3%
                                                      ============        ============

         Other Income                                         --                  --
                                                      ============        ============


         Income ( Loss) Before Income Taxes                   (4.6%)               5.3%
                                                      ============        ============

         Income Taxes                                           .4%                 .5%


Net Income ( Loss)                                            (5.0%)               4.8%
                                                      ============        ============

Comparative Analysis:

Three Months Ended December 26, 1997 compared to December 26, 1996

Operating revenues for the three month period ending December 26, 1997 amounted to $1,100,515 reflecting a decrease of 14.8% versus the three month period ended December 27, 1996. The decrease in revenues is due to decreased sales in the commercial electronic sector.

Comparative Analysis:

Cost of products sold amounted to $787,221 or 71.5% of operating revenues for the three months ended December 26, 1997. This reflected a 14% decrease in the cost of products sold from $915,661 or 70.9% of operating revenues in the three months ended December 27, 1996. This decrease is due reduced costs associated with the decrease in sales in this three month period.

Selling, general and administrative expenses were $259,564 or 23.7% of operating revenues as compared to $190,371 or 14.8% of operating revenues in the three months ended December 27, 1996. This increase of $69,193 or 36.3% is due to increased levels of expense in this sector.

Interest expense was $33,997 or 3.1% of operating revenues as compared to $40,825 or 3.1% of revenues in the three months ended December 27, 1996.. This decrease of $6,828 or 16.7% is due to decreased rates of interest in the current period.

Depreciation and amortization of $69,840 or 6.3% was reported for the three months ended December 26, 1997 as compared to $76,800 or 5.9% of revenues in the three months ended December 27, 1996. This expense as a percentage of revenues increased as a result of lower operating revenues in the current three month period ended December 26, 1997.

The Company reported a net loss of $55,064 for the three months ended December 26, 1997, representing a net loss of $.024 per common share as compared to net income of $.027 per share in the three months ended December 27, 1996. Thus comparative decrease for the three month period is due to increased operating expenses and lower operating revenues.

PART II

Item 5. Other Matters

         As previously reported, the Company reached an agreement with its landlord, the New York Urban Development Corporation ("NYUDC") to settle certain matters related to the lease of its principal offices located in Brooklyn New York, including a lawsuit brought by the NYUDC against the Company. The lawsuit, entitled New York City Economic Development Corporation against IEH Corporation, had been commenced in the Civil Court of the City of New York, Kings County (Index No. L&T 88890/97). The NYUDC claimed that IEH had not paid the proper rent due under its lease for the period from September 1, 1992 through April 1997. The NYUDC claimed damages of $236,000 plus interest of approximately $41,000.

         The Company determined it was in its best interest to settle the lawsuit. The parties agreed to a settlement, effective as of May, 1997 whereby the Company agreed to a repayment schedule for the amount due payable with interest at 8.25% per year. The monthly installments equal approximately $5,790 per month. The settlement provides for the entry, following notice and a cure period, of a default judgement by the NYUDC in the event the Company fails to timely pay amounts due under the lease and the settlement.

         Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         99.1  Stipulation and Escrow  Agreement dated December 18, 1997 between
the  Company  and  New  York  Urban   Development   Corporation   together  with
Stipulation, Consent and Final Judgement.

         (b)      Reports on Form 8-k

                  None

         In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         IEH CORPORATION
                                                         (Registrant)


February 16, 1998                                        /s/Michael Offerman
                                                         -------------------
                                                         Michael Offerman
                                                         President

February 16, 1998                                        /s/Robert Knoth
                                                         ---------------
                                                         Robert Knoth
                                                         Chief Financial Officer

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        IEH CORPORATION
                                                        (Registrant)


February 16, 1998                                       /s/Michael Offerman
                                                        -------------------
                                                        Michael Offerman
                                                        President

February 16, 1998
                                                        /s/Robert Knoth
                                                        ---------------
                                                        Chief Financial Officer

                                                     EXHIBITS

99.1 Stipulation and Escrow Agreement between the Company and the New York City Economic Development Corporation,
                                        together with Stipulation, Consent Order and Final Judgement.

CIVIL COURT OF THE CITY OF NEW YORK
COUNTY OF KINGS: NON HOUSING PART 52

NEW YORK CITY ECONOMIC                                   Index No. L&T 88890 /97
DEVELOPMENT CORPORATION,

Petitioner-Landlord,                                            STIPULATION AND
                                                                ESCROW AGREEMENT

                         -against-

IEH CORPORATION, A New York Corporation,
Brooklyn   Army   Terminal   Building  B
Forming  a  Part  of the  Brooklyn  Army
Terminal,  Units e and 8-F, The Space on
the Eighth Floor,  as more  particularly
delineated  on the  Floor  Plan  annexed
hereto,   marked   Exhibit  "A"  in  the
building  known as  Building B forming a
part of the Brooklyn Army  Terminal,  in
the  Borough  of  Brooklyn,  City of New
York, 140 58th Street Brooklyn, New York
11220

                       Respondent-Tenant,

**"JOHN DOE" and/or "JANE DOE",
and/or "XYZ CORP."

                Respondents-Undertenants,



         IT IS HEREBY STIPULATED AND AGREED, by and between the respective parties to the above-captioned proceeding as follows:

                  1. Respondent-Tenant IEH CORPORATION ("Respondent"), appears by its attorneys, Goldstein & DiGioia, LLP, 369 Lexington Avenue, New York, New York 10017, and admits and concedes the jurisdiction of this Court, and waives any and all jurisdictional defenses that it may have with respect to the instant proceeding.
                  2. This proceeding is hereby marked off-calendar on consent of the parties.
                  3. Simultaneous with the parties agreement to mark this proceeding off calendar, and as an expressed condition thereof, Petitioner and Respondent have entered into a written Stipulation, Consent Order, and Final Judgement (the "Stipulation") to be held in escrow in for of Petitioner, Leon I.

Behar & associates, PC.,as Escrow Agent, 7 Penn Plaza , 14th Floor, New York, New York 10001 pending Respondents's compliance with repayment provisions set forth therein.
                  4. If Respondent fails to do the following, then the escrowed Stipulation judgement will be released to Petitioner and shall be filed with the
Court:
                                    A.      Comply with each and every provision
                                            of the  Stipulation and the parties'
                                            existing lease agreement,  including
                                            any and all provisions for repayment
                                            of rental  arrears,  and  default in
                                            payment of current rent.

                  5. Upon Respondent's default in compliance with any of the provisions set forth in the Stipulation, Petitioner may move on Eight (8) Days Notice of Default by personal service, or Thirteen (13) days by mail, to Respondent's counsel for an Order that the court "so order" the parties' Stipulation, enter a final judgement of possession with a warrant of eviction to issue forthwith, and a monetary judgement against Respondent.
                  6. In consideration for Respondent's agreement to enter into this Stipulation and Escrow Agreement (the "Escrow Agreement"), Petitioner agrees not to seek a final judgement of possession or monetary judgement at this time.
                  7. Respondent agrees that upon default and failure to comply with any provision's contained in the Stipulation, that Respondent will be liable to Petitioner for legal fees, costs, expenses, and disbursements arising from Respondent's failure to abide by its obligations under the parties' Stipulation and Escrow Agreement, including, but not limited to, actual attorneys' fees incurred by Petitioner.

                  8. Respondent further represents that it has entered into this Stipulation freely, voluntarily, and knowingly, without pressure, duress or harassment by the Petitioner, or any other person an/or entity, and acknowledges that the Petitioner has entered into this Stipulation in specific reliance upon Respondent's representations.
                  9. This court retained jurisdiction over this matter. 10. This Stipulation may not be modified orally.


Dated:            New York, New York
                  December    , 1997


IEH Corporation                                 NEW YORK CITY ECONOMIC
                                                DEVELOPMENT CORPORATION
                                                Petitioner

By: ________________                        By: /s/Daniel P. Kurtz
                                                ------------------
                                                Daniel P. Kurtz
                                                Executive Vice President

GOLDSTEIN & DIGIOIA, LLP                        LEON I. BEHAR & ASSOCIATES, P.C.
Attorneys for Respondent                        Attorneys for Petitioner
369 Lexington Avenue, 18th Floor                7 Penn Plaza, 14th Floor
New York, New York 10017                        New York, New York 10001

By: /s/Brian C. Daughney                    By: /s/Leon I. Behar
    --------------------                        ----------------
      Brian C. Daughney, Esq.                   Leon I. Behar, Esq.

CIVIL COURT OF THE CITY OF NEW YORK
COUNTY OF KINGS: NON HOUSING PART 52

NEW YORK CITY ECONOMIC                                   Index No. L&T 88890 /97
DEVELOPMENT CORPORATION,

                           Petitioner-Landlord,          STIPULATION CONSENT
                                                         ORDER, AND FINAL
                                                         JUDGEMENT

                         -against-

IEH CORPORATION, A New York Corporation,
Brooklyn   Army   Terminal   Building  B
Forming  a  Part  of the  Brooklyn  Army
Terminal,  Units e and 8-F, The Space on
the Eighth Floor,  as more  particularly
delineated  on the  Floor  Plan  annexed
hereto,   marked   Exhibit  "A"  in  the
building  known as  Building B forming a
part of the Brooklyn Army  Terminal,  in
the  Borough  of  Brooklyn,  City of New
York, 140 58th Street Brooklyn, New York
11220

                       Respondent-Tenant,

**"JOHN DOE" and/or "JANE DOE",
and/or "XYZ CORP."
                Respondents-Undertenants,


         IT IS HEREBY STIPULATED AND AGREED, by and between the respective parties to the above-captioned proceeding as follows:

                  1. Respondent-Tenant IEH CORPORATION ("Respondent"), appears by its attorneys, Goldstein & DiGioia, LLP, 369 Lexington Avenue, New York, New York 10017, and admits and concedes the jurisdiction of this Court, and waives any and all jurisdictional defenses that it may have with respect to the instant proceeding.
                  2. Respondent consents to the entry of a final judgement of possession, warrant to issue forthwith, execution stayed as set forth herein.

                  3. In consideration of Respondent's consent to enter of a final judgment of possession, and warrant to issue forthwith, as set forth above in Paragraph 2, Petitioner agrees to stay execution of the warrant provided that Respondent complies with the terms of the Stipulation, in their entirety, as set forth herein.
                  4. Respondent consents to the entry of a money judgement in favor of the Petitioner in the amount of $236,000.00 (the "Original Judgement"), representing rent and additional rent arrears due for the period from September 1, 1992 through and including April 1, 1997. All sums shall be tendered by certified check or company check only. The Clerk of the Court is directed to enter the Original Judgement in the amount of $236,000.00 in favor of Petitioner.
                  5. In connection with satisfaction of the Original Judgement, Respondent agrees to pay $277,880.64, i.e. the full amount of said arrears totaling $236,000.00, plus 8.25% interest thereon compounded annually over the repayment period totaling $41,880.64, as set forth in Paragraph 6(a), et. seq. and the repayment Schedule annexed hereto as Exhibit " A" and made part hereof as if fully set forth below.
                  6. In the event Respondent defaults in compliance with the repayment schedule as set forth in Paragraph 7(b), et. seq. and the repayment Schedule annexed hereto as Exhibit "A", the Clerk of the Court is directed to modify the Original Judgement in said amount in favor of Petitioner upon receipt of an Affidavit of Default to include the Original Judgement ($236,000.00) plus 8.25% interest thereon compounded annually over the repayment period totaling ($41,880.64) for a modified Judgement of $277,880.64 (the "Modified Judgement"). less any payments already made toward the Original Judgement.

                  7. Respondent further agrees to pay said Original Judgement in accordance with the following repayment schedule set forth below, and as detailed on the repayment schedule annexed hereto as Exhibit "A" and made a part hereof:
                  a. Commencing in May, 1997 and continuing thereafter, with said payments to be made as follows: $5,789.18 each month and continuing each and every month thereafter through and including April 2001 on or before the twentieth (20th) day of each month.
                  b. Respondent's Arrears Payment Schedule is set forth as follows, and as annexed hereto as Exhibit "A".

Key Figures                                                 Inputs
Annual Loan Payments                             $69,470.16 Loan Principal Amount                           $236,000.00

Monthly Payments                                  $5,789.18 Annual Interest Rate                                  8.25%

Interest In First Calendar Year                  $12,166.79 Loan Period In Years                                      4

Interest over Term of Loan                       $41,880.64 Base Year of Loan                                     1,997

Sum of All Payments                             $277,880.64 Base Month of Loan                                      May

Payments  in First 12 Months

Year         Month        Beginning      Payments        Principal       Interest       Cumulative        Cumulative      Ending
                           Balance                                                      Principal         Interest        Balance
------       -----        ----------     --------        --------        --------       ----------        ----------      ----------
Yr1997       May          236,000.00     5,789.18        4,166.68        1,622.5        4,166.68          1,622.50        231,833.00
             June         231,833.32     5,789.18        4,195.33        1,593.85       8,362.018         3,216.35        227,637.99
             July         227,637.99     5,789.18        4,224.17        1,565.01      12,586.18          4,781.36        223,413.82
             Aug.         223,413.82     5,789.18        4,253.21        1,535.97      16,839.39          6,317.33        219,160.61
             Sept.        219,160.61     5,789.18        4,282.45        1,506.73      21,121.84          7,824.06        214,878.16
             Oct.         214,878.16     5,789.18        4,311.89        1,477.29      25,433.73          9,301.35        210,566.27
             Nov.         210,566.27     5,789.18        4,341.54        1,447.64      29,775.27         10,748.99        206,224.73
             Dec.         206,224.73     5,789.18        4,371.38        1,417.80      34,146.65         12,166.79        201,853.35
Yr1998       Jan.         201,853.35     5,789.18        4,401.44        1,387.74      38,548.09         13,554.53        197,451.91
             Feb.         197,451.91     5,789.18        4,431.7         1,357.48      42,979.79         14,912.01        193,020.21
             March        193,020.21     5,789.18        4,462.17        1,327.01      47,441.96         16,239.02        188,558.04
             April        188,558.04     5,789.18        4,492.84        1,296.34      51,934.8          17,535.36        184,065.20


Yearly Schedule of Balances and Payments

Year          Beginning        Payments         Principal      Interest        Cumulative       Cumulative      Ending
              Balance                                                          Principal        Interest        Balance
----          ----------       ---------        ---------      --------        ---------        ----------     ----------
Yr.
1998         201,853.35       69,470.16        54,861.00      14,609.00        89,007.76        26,775.84      146,992.00
Yr.
1999         146,992.24       69,470.16        59,562.00       9,908.00       148,569.82        36,683.94       87,430.00
Yr.
2000          87,430.18       69,470.16        64,666.00       4,804.00       213,235.88        41,888.04       22,764.00
Yr.
2001          22,764.12       29,156.72        22,764.00         393.00       236,000.00        41,880.64            0.00

                  8. respondent agrees and acknowledges that timely compliance with the repayment provisions in Paragraph 7, are in addition to its existing obligation to timely paid monthly rent and additional rent by the twentieth
(20th) day of each month.

                           a.   Current monthly rent payments are:

                                Rent:               $18,071.36
                                Pilot               $   343.00
                                Heat/Maintenance    $    92.56
                                Electricity         $  3,000.00 (approximate)

                  9. Respondent further agrees and acknowledges that all current charges for monthly rent and additional rent in Paragraph 8(a), supra, are to be timely paid without failure, in addition to Respondent's adherence to the enclosed repayment schedule as set forth in Paragraph 7(b), et. seq., and annexed hereto as Exhibit "A".
                  10. In the event that Respondent fails to timely make any of the payments required under this Stipulation, Petitioner may immediately execute its warrant upon service of a 72-hour notice of eviction. However, if fully paid within the 72-Hour Notice period, Petitioner may not execute the warrant of eviction.
                  11. All parties to this Stipulation hereby acknowledge and represent that said stipulation's terms and consequences have been read, that same are agreeable to them, and that they concur in its terms and freely agree to be bound by same.
                  12. This retainer letter agreement is executed by Respondent with the authority and consent of the Board of Directors and Officers of Respondent IEH Corporation.
                  13. It is specifically understood and agreed by and between the parties that this Stipulation is the result of extensive negotiations between the parties. It is understood and agreed that all parties shall be deemed to have collectively drawn these documents in order to avoid any interference by an court as against the preparer of this document.

                  14. Respondent further represents that it has entered into this Stipulation freely, voluntarily, and knowingly, without pressure, duress or harassment by the Petitioner, or any other person an/or entity, and acknowledges that the Petitioner has entered into this Stipulation in specific reliance upon Respondent's representations.
                  15. This court shall retain jurisdiction over this matter. 16.
                  16. This Stipulation may not be modified orally.

Dated:   New York, New York
                  December    , 1997


IEH Corporation                                NEW YORK CITY ECONOMIC
                                               DEVELOPMENT CORPORATION
                                               Petitioner

By: ____________________                  By:  /s/Daniel P. Kurtz
                                               ------------------
                                               Daniel P. Kurtz
                                               Executive Vice President

GOLDSTEIN & DIGIOIA, LLP                       LEON I. BEHAR & ASSOCIATES, P.C.
Attorneys for Respondent                       Attorneys for Petitioner
369 Lexington Avenue, 18th Floor               7 Penn Plaza, 14th Floor
New York, New York 10017                       New York, New York 10001

By:  /s/Brian C. Daughney                 By:  Leon I. Behar
     --------------------                      -------------
      Brian C. Daughney, Esq.                  Leon I. Behar, Esq.