Form 10KSB
period 1998-03-27
IEH CORPORATION
filed 1998-06-24
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended March 27, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

       For the transition period from                                  to

                          Commission file number 0-5278

                                 IEH CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           New York                                            13-5549348
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

140 58th Street, Suite 8E, Brooklyn, New York                      11220
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (718) 492-4440
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange on Which
  Title of Each Class                                     Registered
          None                                               None
----------------------                          -------------------------------
          None                                               None
----------------------                          -------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.50 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for past 90 days.

                            Yes    [X]        No    [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for its most recent fiscal year ended March 27, 1998 were $4,750,099.

         On June 19, 1998, the aggregate market value of the voting stock of Registrant held by non-affiliates of Registrant (consisting of Common Stock, $.50 par value) computed by reference to the closing bid price at which the stock was sold on such date ($.375 ) was approximately $387,832.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         On June 19, 1998, there were 2,303,502 shares of Common Stock, $.50 par value, issued and outstanding.



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

         For the fiscal year ended March 27, 1998, the Company's principal customers included manufacturers of commercial electronics products, military defense contractors and distributors who service these markets. Sales to the commercial electronics and military defense markets comprised 27 % and 72%, respectively, of the Company's net sales for the year ended March 27, 1998. Approximately 1% of the Company's net sales for the year ended March 27, 1998, were made directly to the federal government.

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

         Several years ago, the Company has recently designed and developed a form of compliant termination connector, which is named, "COMTAC". This product, which utilizes technology known as "Solderless Pin Technology", does not require the soldering of connector pins, but instead utilizes a spring type locking system in attaching the connector to the printed circuit board. This technology was patented in the United States under patent No. 4,720,268 and assigned to the Company on January 19,1988. During fiscal year ended March 27, 1998 sales of COMTAC connectors accounted for over 10 % of the Company's total sales. The Company has sent to certain of its customers and potential customers pre-production units for evaluation. Although there can be no assurance of future sales, the Company is optimistic that this new technology will lead to an increase in sales.

         In connection with relocation of the Company's facilities in August 1991, the City of New York granted the Company utility and tax incentives. Additionally, in July 1992, the New York State Urban Development Corp. ("UDC") loaned the Company $435,000. The loan is repayable over a ten (10) year period, with interest rates progressively increasing from 3% to 8% over the term of the loan. The loan proceeds were used to finance construction and renovation of the new facility. As of March 27, 1998, principal due under this loan equaled $285,916. As of its fiscal year ended April 1, 1994, the Company failed to meet the tangible net worth covenant as well as other financial covenants contained in this loan agreement and to date remains in default of this loan agreement as a result thereof. The Company has previously obtained waivers from the UDC for this breach of loan covenant. The Company has requested an additional waiver of this covenant from the UDC for additional periods of time. To date, the Company has not obtained such a waiver nor has the UDC declared a default. There can be no assurance that the Company will be able to obtain a waiver of the loan covenant or that the UDC will not declare a default of the loan.

         As of March 27, 1998, the Company was in arrears with respect to the Health & Welfare Fund and Pension Funds (together, the "Union Funds") which it is required to maintain under its labor agreements with the United Automobile Workers Local 259 (the "Union"). In December 1993, the Company reached a verbal understanding with the Union pursuant to which the Company agreed to a payment schedule to make current its obligations under the Union Funds. At December 1, 1993, the Company owed $388,777 to the Health & Welfare Funds and $129,286 to the Pension Fund. Pursuant to the understanding the Company had agreed to pay $10,000 per month until the total debt in arrears has been paid in full. As of March 27, 1998, the amount in arrears with respect to the Union Funds was $230,827. There can be no assurance that the Company will be able to meet its obligations, in full or in part, in accordance with this understanding.

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

         The  Company  is  primarily  a   manufacturer   and  its  products  are
essentially basic components of larger assemblies of finished goods. Approximately 95% of the Company's net sales for the years ended March 27, 1998 and March 28, 1997, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

         Two (2) of the Company's customers accounted for 30% and 33% of the Company's net sales for the years ended March 27, 1998 and March 28, 1997, respectively. One of the Company's customers accounted for 12% and 8% of the Company's sales for the years ended March 27, 1998 and March 28, 1997 respectively.

         The Company currently employs 16 independent sales representatives to market its products in all regions in the United States. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 27, 1998.

         International sales accounted for less than l% of sales for the years ended March 27, 1998 and March 28, 1997.

Backlog Of Orders/Capital Requirements

         The backlog of orders for the Company's products amounted to approximately $1,300,000 at March 27, 1998, as compared to $1,200,000 at March 28, 1997. At June 15, 1997, the backlog had increased to approximately $1,400,000. A significant portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The estimated funds required to manufacture the current backlog of orders is estimated at $450,000. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

         The Company expended an estimated $69,500 and $57,600 for the years ended March 27, 1998 and March 28, 1997, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received revenues of $103,800 and $129,000 for the years ended March 27, 1998 and March 28, 1997, respectively, pursuant to customer sponsored research activities.

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

Item 2. Properties

         In August 1991, the Company relocated its offices and manufacturing facilities to the Brooklyn Army Terminal at 140 58th Street, Brooklyn, New York pursuant to a lease agreement with the New York City Economic Development Corporation. This facility occupies one floor of an eight (8) story concrete building and includes the Company's executive and administrative offices as well as its manufacturing facilities. The manufacturing facilities include a tooling and machine shop, a plating operation and a testing laboratory. The Company leases approximately 40,000 feet of space, of which it estimates; 10,000 square feet are used as executive, sales and administrative offices; 22,000 square feet are used for its manufacturing and plating facilities; 4,000 square feet are used for its laboratory facilities; and 4,000 square feet are used as warehouse space. The premises are occupied by the Company under a ten (10) year lease agreement dated August 23, 1991. The Company's net rent expense for the year ended March 27, 1998. was $210,041 . The basic rent under the lease agreement is approximately $194,236 per year for the balance of the term of the lease except for the last year, in which the rent increased to $274,630. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs. See "Legal Proceedings" for certain matters involving the Company's operating facility and offices.

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

Item 4.  Submission of Matters to Vote of Security Holders

         No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 27, 1998.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

Principal Market

         The Common Stock of the Registrant (the "Common Stock") is traded in the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System Bulletin Board under the symbol "IEHC". On January 11, 1993, the Company's Common Stock was deleted from listing on the NASDAQ SmallCap Market System because of the Company's failure to maintain the minimum asset and shareholders equity requirements. On January 12, 1993, the Company's Common Stock was first quoted over the Electronic Bulletin Board (OTCBB).

Market Information

         The range of high and low bid prices for the Company's Common Stock, for the periods indicated as set forth below. For the period prior to October 29, 1991, the Company was listed on the NASDAQ National Market System. On October 29, 1991, the Company's Common Stock was delisted from the NASDAQ
National Market System and from October 29, 1991 to January 11, 1993, the Company's Common Stock was listed on the NASDAQ SmallCap Market System. On January 11, 1993, the Company's Common Stock was delisted from the NASDAQ Small Cap Market System and on January 13, 1993, the Company's Common Stock was first quoted over the Electronic Bulletin Board (OTCBB). Set forth below is a table indicating the high and low bid prices of the Common Stock during the periods indicated.

            Year                            High Bid                    Low Bid
            ----                            --------                    -------
Fiscal Year ended March 27, 1998(1)
1st Quarter                                  .1565                       .15625
2nd Quarter                                  .25                         .15625
3rd Quarter                                  .25                         .25
4th Quarter                                  .3125                       .25

Fiscal Year ended March 28, 1997(1)

1st Quarter                                  .135                        1/16
2nd Quarter                                  3/16                        1/16
3rd Quarter                                  1/16                        1/32
4th Quarter                                  1/8                         1/32

(1)  As reported by the OTCBB.

         The above quotations, as reported, represent prices between dealers and do not include retail mark-up, mark-down or commissions. Such quotations do not necessarily represent actual transactions.

         On June 23, 1998 the high bid for the Common Stock was 5/8 and the low bid was 3/8.

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

Approximated Number of Equity Security Holders

         The number of record holders of the Company's Common Stock as of June 19, 1998 was approximately 1,252. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

         The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                         Relationship to Total Revenues


                                                March 27, 1998     March 28, 1997

Operating Revenues (in thousands)                  $4,750              $4,729

Operating Expenses:
  (As a percentage of Operating Revenues)

        Costs of Products Sold                       72.1%               72.6%

         Selling, General and Administrative         17.6%               16.1%

         Interest Expense                             2.4%                3.2%

         Depreciation and amortization                5.6%                5.7%

                 TOTAL COSTS AND EXPENSES            97.7%               97.6%

Operating Income (loss)                               2.3%                2.4%

Other Income                                           .0%                 .0%

Income (loss) before Income Taxes                     2.3%                2.4%

Income Taxes                                          (.3%)               (.2%)

Net Income (loss)                                     2.0%                2.2%

Year End Results: March 27, 1998 vs. March 28, 1998

     Operating revenues for the year ended March 27, 1998 amounted to $4,750,099 reflecting a .1% increase versus prior year 1997 revenues of $4,729,277. The increase in revenues, though marginal, is a direct result of the Company's continuing efforts to redirect its sales efforts to the commercial electronic market and away from the governmental and military procurement sector.

         Cost of products sold amounted to $3,424,932 for the fiscal year ended March 27, 1998, or 72% of operating revenues. This reflected a decrease of .1% in the cost of products sold from $3,433,204 or 72.6% of operating revenues for the fiscal year ended March 28, 1997. This decrease, though marginal, is primarily due to management's efforts to control manufacturing costs.

         Selling, general and administrative expenses were $ 835,025 and $760,432 or 17.6% and 16.1% of operating revenues for the fiscal years ended
March 27, 1998 and March 28, 1997, respectively. This category of expense increased 9.8% from the prior year. The increase can be attributed to increased variable expenses which are reflective of increased sales.

         Interest expense was $116,104 for the fiscal year ended March 27, 1998 or 2.4% of operating revenues. For the fiscal year ended March 28, 1997, interest expense was $149,735 or 3.2% of operating revenues. The decrease of 22.5% reflects decreased interest rates in fiscal 1998 as compared to the prior year.

         Depreciation and amortization of $268,173 or 5.6% of operating revenues was reported for the fiscal year ended March 27, 1998. This reflects an decrease of 1.7% from the prior year ended March 28, 1997 of $272,894 or 5.7% of operating revenues. The decrease is a result of reduced levels of acquisitions of new plant and equipment.

         The Company reported net income of $95,651 for the year ended March 27, 1998 representing basic income of $.042 per share as compared to net income of 105,709 or $.05 per share for the year ended March 28, 1997. The net income decrease for the current year can in part be attributed to an increase of 22.5% in selling, general and administrative expenses over the prior year.

Liquidity and Capital Resources

         The Company reported working capital of $102,821 as compared to a working capital deficit of $61,543 at March 28, 1997. The increase in working capital of $164,364 was attributable to the following items:


    Net income (loss) (excluding depreciation and amortization)  $ 263,824
    Capital expenditures                                          (192,957)
    Other transactions                                              (6,503)


         As a result of the above, the current ratio (current assets to current liabilities) was 1.1 to 1 at March 27, 1998 as compared to .97 to at March 28, 1997. Current liabilities at March 27, 1998 were $1,742,860 compared to $1,918,911 at March 28, 1997. This decrease is primarily reflective of an increase in accounts receivable as well as a decrease in accounts payable.

         The Company expended $192,957 in capital expenditures in fiscal 1998 as against depreciation of $268,173 for the year ended March 27, 1998.

         The net income of $95,651 for the year ended March 27, 1998 increased stockholders' equity to $655,033 as compared to stockholders' equity of $559,382 at March 28, 1997.

         The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime. At March 27, 1998 the amount outstanding was $656,015 as compared to $536,457 at March 28, 1997.

         As of March 27, 1998 and as of March 28, 1997, the Company failed to meet the tangible net worth covenant contained in its loan agreement with the Urban Development Corporation ("UDC"). The Company has not been in compliance with this ratio since fiscal year 1994. The Company received a waiver of this covenant from the UDC for the period ending March 31, 1994. The Company has requested a continued waiver from the UDC. To date, the UDC has not declared an event of default. The Company has been notified that the loan was recently sold by UDC to a third party. There are no assurances that the Company will receive any additional waivers of this covenant and therefor, the Company may be deemed to be in noncompliance with its loan obligation to the UDC.

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

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

         The executive officers and directors of the Company are as follows:

   Name                       Age                  Office
   ----                       ---                  ------
Michael Offerman              57         Chairman of the Board of
                                          Directors and President

Ralph Acello                  61         Vice-President - Production
                                          and Director

Robert Knoth                  56         Secretary and Treasurer

Murray Sennet                 75         Director

Allen Gottlieb                57         Director

Robert Pittman                73         Director

Joan Prideaux                 65         Vice President - Sales and Marketing



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

         Stephen Reich is the Director of Purchasing, a position he has held since July 1995. Prior to joining the Company, Mr. Reich owned and operated a retail business. lawrence Schwartz is the Quality Control manager, a position he has held since July 1997. Mr. Schwartz was employed by Precision International a manufacturing compnay of automotive parts.

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

Item 10. Executive Compensation

         The following table sets forth below the summary compensation paid or accrued by the Corporation during the fiscal years ended March 27, 1998,March 28, 1997 and March 29, 1996 for the Corporation's Chief Executive Officer:

                                                                                     Other Annual
    Name and Principal Position               Year           Salary       Bonus      Compensation
                                              ----           ------       -----      ------------

Michael Offerman, Chief                  March 27, 1998      $100,000       -             0
Executive Officer, President(1)          March 28, 1997        92,404       -             0
                                         March 29, 1996        86,875       -             0

(1) During the years ended March 27, 1998, March 28, 1997 and March 29, 1996 , and the Corporation provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Corporation of such automobile or automobile allowances. The Corporation is unable to determine without unreasonable effort and expense the specific amount of such benefit, however, the Corporation has concluded that the aggregate amounts of such personal benefit for Mr. Offerman does not exceed $25,000 or 10% of the compensation reported as total salary and bonus reported. Effective January 1, 1995, Mr. Offerman entered into an employment agreement with the Company to increase his salary to $100,000 per annum. Mr. Offerman agreed that, not withstanding the terms of his new employment agreement, he was paid at the rate of $92,404 for fiscal1997. Commencing September1997, Mr. Offerman began receiving his salary at the rate of $100,000 per year.

         See "Employment Agreements". No other officer of the Corporation received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended March 27, 1998 orMarch 28, 1997 or March 29, 1996.

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

Employment Agreements

         In August, 1995, the Board of Directors approved the terms of an employment agreement with Michael Offerman, its President and Chairman of the Board. Effective as of January 1, 1995, the terms of the Employment Agreement provide that Mr. Offerman's salary will be $100,000 per year and that he will be employed as President of the Company until a term expiring on December 31, 1999. Mr. Offerman agreed to defer the increase in his salary from the previous year's rate of compensation ($86,875) until October 20, 1995 and further agreed to receive only $92,404 in salary for the fiscal year endedMarch 28, 1997. Commencing in September1997, Mr. Offerman began receiving compensation at the rate of $100,000 per year in accordance with his employment agreement. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits and the use of a full size automobile during the term. The Company also agreed to pay the premium for a $150,000 term life insurance policy payable to Mr. Offerman's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Offerman at the expiration of his term, the Company has agreed to pay Mr. Offerman the sum of $75,000. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr. Offerman's employment is terminated or he resigns, then Mr. Offerman will be entitled to receive a sum equal to the balance of his base salary for the remainder of the term plus $75,000. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Offerman the sum of $75,000.

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

         In December 1997, the Board of Directors approved the terms of an employment agreement with Joan Prideaux. The terms of the employment agreement provide that Ms. Prideaux's salary will be $57,000 per year and that she will be employed as Vice President-Sales and Marketing. The agreement is for a period of five years. As further provided under the terms of the employment agreement, the Company will provide certain benefits such as health benefits. The Company also agreed to pay the premium of a $150,000 term life insurance policy payable to Ms. Prideaux's beneficiary. In the event the Company declines to enter into a new employment agreement with Ms. Prideaux at the expiration of the term, the Company has agreed to pay Ms. Prideaux the sum of $42,750. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Ms. Prideaux's employment is terminated or he resigns, then she will be entitled to receive a sum equal to the balance of her base salary for the remainder of the term plus $42,750. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Ms. Prideaux the sum of $42,750.

Cash Bonus Plan

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal years ended March 27, 1998, March 28, 1997 or March 29, 1996.

Item 11. Security Ownership of Certain Beneficial
         Owners and Management

         The following table sets forth certain information as of June 22, 1998 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns Common Stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 22, 1998, there were 2,303,502 shares of Common Stock issued and outstanding.

                                                        Amount of and Nature
                             Name and Address of            of Beneficial
  Title of Class             Beneficial Owner                Ownership               Percentage of Class
  --------------             ----------------                ---------               -------------------
Common Stock $.50            Michael Offerman                 399,784(1)                   17.4%
Par Value                    140 58th Street
                             Brooklyn, NY  11220

                             Murray Sennet                      24,500                      1.1%
                             1900 Manor Lane
                             Plano, TX  75093

                             Allen Gottlieb                          0                        0
                             325 Coral Way
                             Ft. Lauderdale. FL
                             33301

                             Robert Pittman                     20,000                        *
                             45 Ocean Avenue
                             Monmouth Bch, NJ
                             07750

                             Gerard Deiss
                             16 Rue De La Mart                547,000(2)                   23.7%
                             Chartreuil
                             6-68 490
                             Mere Par Montfort
                             L'Amaury, France

                             David Lopez and                   278,000                     12.1%
                             Nancy Lopez
                             Edge of Woods
                             P.O. Box 323
                             Southampton, NY
                             11968

                             All Officers &                    444,284                     19.3%
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

                                                     IEH CORPORATION

                                             By:     /s/ Michael Offerman
                                                     --------------------
                                                     Michael Offerman, President
Dated:   June 24, 1997


         Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Michael Offerman                                               June 24, 1997
-------------------
Michael Offerman, Chairman of the
Board and President

/s/Ralph Acello                                                   June 24, 1997
---------------
Ralph Acello
Vice President and Director

/s/Robert Knoth                                                   June 24, 1997
---------------
Robert Knoth, Secretary and
Treasurer

/s/Murray Sennet                                                  June 24, 1997
----------------
Murray Sennet, Director


/s/Robert Pittman                                                 June 24, 1997
-----------------
Robert Pittman, Director

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

10.8 Form of Collective Bargaining Agreement between Company and Local 259 of the United Auto Workers Union, dated October 1, 1991.

10.9 Form of Employment Agreement between Company and Michael Offerman together with Amendment No. 1 dated November 27,1997. [filed as Exhibit 10.9 to Form 10KSB for the fiscal year ended March 28, 1997]

10.10 Form of Employment Agreement between the Company and Ralph Acello together with Amendment No. 1 dated November 27,1997.[filed as Exhibit 10.10 to Form 10KSB for the fiscal year ended March 28, 1997]

10.11 Form of Employment Agreement between the Company and Robert Knoth together with Amendment No. 1 dated November 27,1997.[filed as Exhibit 10.11 to Form 10KSB for the fiscal year ended March 28, 1997]

10.12 Form of Employment Agreement between the Company and Joan Prideaux. [filed as Exhibit 10.12 to Form 10KSB for the fiscal year ended March 28, 1997]

11.                 Statement re:Computation of per share earnings

21.                 Subsidiaries: None

23.1* Consent of Jerome Rosenberg CPA, independent auditor of the Company

27*                 EDGAR Financial Date Schedule

99.1 Stipulation and Escrow Agreement dated December 18, 1997 between the Company and New York Urban Development Corporation together with Stipulation, Consent and Final Judgement.[filed as Exhibit 99.1 to Form 10-QSB for the quarter ended December 26, 1997]

                          -----------------------------

ITEM 7-           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                 IEH CORPORATION

                                    CONTENTS

                        March 27, 1998 and March 28, 1997







                                                                         Page
                                                                         ----

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT                F-1


         FINANCIAL STATEMENTS:


         BALANCE SHEETS                                                   F-2

         STATEMENTS OF OPERATIONS                                         F-4

         STATEMENTS OF STOCKHOLDERS' EQUITY                               F-5

         STATEMENTS OF CASH FLOWS                                         F-6


         NOTES TO FINANCIAL STATEMENTS                                    F-8

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT





Board of Directors
IEH Corporation


I have audited the accompanying balance sheets of IEH Corporation as of March 27, 1998 and March 28, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 27, 1998 and March 28, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based upon my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require the I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 27, 1998 and March 28, 1997 and the results of its operations and its cash flows for each of the two years in the period ended March 27, 1998 and March 28, 1997 in conformity with generally accepted accounting principles.




/s/Jerome Rosenberg, CPA, P.C.
------------------------------
Jerome Rosenberg, CPA, P.C.


Syosset, New York
May 28, 1998

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 27, 1998 and March 28, 1997



                                                         March 27,      March 28,
                                                           1998           1997
                                                        ----------     ----------
                           ASSETS

CURRENT ASSETS:
 Cash                                                   $   19,454     $   15,274
 Accounts receivable, less allowance for
   doubtful accounts of $10,062 at March 27, 1998
   and March 28, 1997                                      838,721        651,873
 Inventories (Note 2)                                      949,282      1,107,100
 Prepaid expenses and other current assets (Note 3)         38,224         52,629
 Other receivables                                            --           30,492
                                                        ----------     ----------

         Total current assets                            1,845,681      1,857,368
                                                        ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, less
   accumulated depreciation and amortization of
   $4,504,267 at March 27, 1998 and $ 4,238,093
   at March 28, 1997 (Note 4)                            1,405,625      1,480,841
                                                        ----------     ----------

OTHER ASSETS:
  Prepaid pension cost                                      43,949         43,949
  Other assets                                              47,429         47,798
                                                        ----------     ----------
                                                            91,378         91,747
                                                        ----------     ----------

         Total assets                                   $3,342,684     $3,429,956
                                                        ==========     ==========



                 See accompanying notes to financial statements

                                   IEH CORPORATION

                                    BALANCE SHEETS
                       As of March 27, 1998 and March 28, 1997


                                                          March 27,         March 28,
                                                            1998              1997
                                                        -----------      -----------

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts receivable financing (Note 5)                 $   656,015      $   536,457
 Notes payable, current portion (Note 7)                     56,000            1,789
 Loans payable, current portion (Note 8)                     48,530           45,710
 Accrued corporate income taxes                              15,332            8,217
 Union pension and health & welfare,
      current portion (Note 7)                              120,000          120,000
 Accounts payable                                           722,957        1,074,903
 Other current liabilities (Note 6)                         124,026          131,835
                                                        -----------      -----------

         Total current liabilities                        1,742,860        1,918,911
                                                        -----------      -----------

LONG-TERM LIABILITIES:
 Pension plan payable (Note 10)                             516,966          516,966
 Notes payable, less current portion (Note7)                132,558             --
 Loan payable, less current portion (Note 8)                184,440          240,206
 Union pension & health & health & welfare,
     less current portion (Note11)                          110,827          194,491
                                                        -----------      -----------
         Total long-term liabilities                        944,791          951,663
                                                        -----------      -----------

         Total liabilities                                2,687,651        2,870,574
                                                        -----------      -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value;
 10,000,000 shares authorized, 2,303,502 shares
 issued and outstanding                                   1,151,751        1,151,751
Capital in excess of par value                            1,615,874        1,615,874
Retained earnings (Deficit)                              (2,112,592)      (2,208,243)
         Total stockholders' equity                         655,033          559,382
                                                        -----------      -----------

         Total liabilities and stockholders' equity     $ 3,342,684      $ 3,429,956
                                                        ===========      ===========



                    See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS




                                                              Years Ended
                                                      --------------------------
                                                       March 27,       March 28,
                                                         1998            1997
                                                      ----------      ----------

REVENUES, net sales (Note 12)                         $4,750,099      $4,729,277
                                                      ----------      ----------

COSTS AND EXPENSES:
  Cost of products sold                                3,424,932       3,433,704
  Selling, general and administrative                    835,025         760,432

  Interest expense                                       116,104         149,735
  Depreciation and amortization                          268,173         272,894
                                                      ----------      ----------
                                                       4,644,234       4,616,765
                                                      ----------      ----------

OPERATING INCOME (LOSS)                                  105,865         112,512

OTHER INCOME                                               1,131           1,414
                                                      ----------      ----------

INCOME BEFORE INCOME TAXES                               106,996         113,926
PROVISION FOR INCOME TAXES                                11,345           8,217
                                                      ----------      ----------

NET INCOME                                            $   95,651      $  105,709
                                                      ==========      ==========

Basic and Diluted Earnings per common share
(Note 1)                                              $     .042      $     .046
                                                      ==========      ==========


Weighted average number of common shares
     outstanding  (in thousands)                           2,304           2,304
                                                      ==========      ==========

                 See accompanying notes to financial statements

                                            IEH CORPORATION

                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the Years Ended March 27, 1998 and March 28, 1997




                                                                           Capital in       Retained
                                                  Common Stock              Excess of       Earnings
                                             Shares          Amount         Par Value      (Deficit)
                                            ---------     -----------     -----------     -----------
Balances, March 29, 1996                    2,303,502     $ 1,151,751     $ 1,615,874     $(2,313,952)

Net income: Year ended March 28, 1997                                                         105,709
                                            ---------     -----------     -----------     -----------

Balances, March 28, 1997                    2,303,502       1,151,751       1,615,874      (2,208,243)

Net income: Year ended March 27, 1998                                                          95,651
                                            ---------     -----------     -----------     -----------

Balances, March 27, 1998                    2,303,502     $ 1,151,751     $ 1,615,874     $(2,112,592)
                                            =========     ===========     ===========     ===========


                 See accompanying notes to financial statements

                                    IEH CORPORATION

                                STATEMENT OF CASH FLOWS
                              Increase (Decrease) in Cash


                                                                  Years Ended
                                                            ------------------------
                                                            March 27,      March 28,
                                                              1998           1997
                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  95,651      $ 105,709
                                                            ---------      ---------
   Adjustments to reconcile net income to
     net cash used in operating activities:

   Depreciation and amortization                              268,173        272,894

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                 (186,848)       209,230
  (Increase) decrease in inventories                          157,818        (90,828)
  (Increase) decrease in prepaid expenses and
      other current assets                                     14,405          1,371
  (Increase) Decrease in other receivables                     30,492         30,918
   Decrease in other assets                                       369            712


  (Decrease) increase in accounts payable                    (351,946)       (23,021)
  (Decrease) increase in other current liabilities             (7,809)       (23,940)
  Increase (decrease) in accrued corporate income taxes         7,115        (20,847)
  (Decrease) in due to union pension & health & welfare       (83,664)       (88,610)
                                                            ---------      ---------

                           Total adjustments                 (151,895)       267,879
                                                            ---------      ---------

NET CASH PROVIDED BY  (USED FOR)
   OPERATING ACTIVITIES                                       (56,244)       373,588
                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of fixed assets                                  (192,957)      (215,762)
                                                            ---------      ---------

                NET CASH USED IN INVESTING ACTIVITIES        (192,957)      (215,762)
                                                            ---------      ---------

                 See accompanying notes to financial statements

                                   IEH CORPORATION

                               STATEMENT OF CASH FLOWS
                             Increase (Decrease) in Cash



                                                           March 27,      March 28,
                                                             1998           1997
                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                     $ (49,231)     $  (2,753)
  Increase in notes payable                                 236,000           --
  Proceeds from accounts receivable financing               119,558           --
  Principal payments on accounts receivable financing          --         (106,923)
  Principal payments on loan payable                        (52,946)       (36,292)
                                                          ---------      ---------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                     253,381       (145,968)
                                                          ---------      ---------

INCREASE IN CASH                                              4,180         11,858


CASH, beginning of period                                    15,274          3,416
                                                          ---------      ---------

               CASH, end of period                        $  19,454      $  15,274
                                                          =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

     Interest expense                                     $ 116,104      $ 149,735
                                                          =========      =========

     Income Taxes                                         $  11,345      $   8,217
                                                          =========      =========


                   See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMEMTS




Note 1-          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 Description of Business

                 The Company is engaged in the design, development, manufacture and distribution of high performance electronic printed circuit connectors and specialized interconnection devices. Electronic connectors and interconnection devices are used in providing electrical connections between electronic component assemblies. The Company develops and manufactures connectors which are designed for a variety of high technology and high performance applications, and are primarily utilized by those users who require highly efficient and dense ( the space between connection pins with the connector) electrical connections.

                 The Company is continuously redesigning and adapting its connectors to meet and keep pace with developments in the electronics industry, and has, for example, developed connectors for use with flex-circuits now being used in aerospace programs, computers, air-borne communications systems, testing systems and other areas. The Company also services its connectors to meet specified product requirements.

                 Accounting Period

                 The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31. The years ended March 27, 1998 and March 28, 1997 were comprised of 52 weeks.

                 Revenue Recognition

                 Revenues are recognized at the shipping date of the Company's products.


                 Inventories

                 Inventories are stated at cost, on a first-in, first-out basis, which does not exceed market value.


                 Concentration of Credit Risk

                 The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either March 27, 1998 or March 28, 1997.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



Note 1-          SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES (continued)


                 Property, Plant and Equipment

                 Property, plant and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives (3-10 years) of the related assets.

                 Maintenance and repair expenditures are charged to operations, and renewals and betterments are capitalized. Items of property, plant and equipment which are sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation or amortization account any gain or loss thereon is either credit or charged to operations.


                 Income Taxes

                 The Company follows the policy of treating investment tax credits as a reduction in the provision for federal income tax in the year in which the credit arises or may be utilized. Deferred income taxes arise from temporary differences resulting from different depreciation methods used for financial and income tax purposes. The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


                 Net Income Per Share

                 For the year ended March 27, 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires  the  disclosure  of "basic"  and  "diluted"  earnings
                 (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 27, 1998 and March 28, 1997, there were no differences between basic and diluted earnings per share.


                 Fair Value of Financial Instruments

                 The  carrying  value of the  Company's  financial  instruments,
                 consisting  of  accounts  receivable,   accounts  payable,  and
                 borrowings, approximate their fair value.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



Note 1-          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


                 Use of Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.


                 Impairment of Long-Lived Assets

                 SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS 121 effective March 27, 1998. There was no impact of such adoption on the Company's financial condition and results of operations.


                 Effect of New Accounting Pronouncements

                 In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provision statement in the fiscal year ending March 26, 1999. Management does not expect this statement to significantly impact the Company's financial statements.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 1-          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                 Effect of New Accounting Pronouncements (continued)

                 In June 1997, the FASB issued SFAS No. 131, Disclosure About Segment Of An Enterprise and Related Information". This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in the fiscal year ending March 26, 1999. Management does not expect this statement to significantly impact the Company's financial statements.

                 In April 1998,  the  American  Institute  of  Certified  Public
                 Account's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, " Reporting On The Costs Of Start-Up Activities". The SOP, which is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged, requires entities to expense start-up costs and organization costs for establishing new operations. Management does not expect this statement to significantly impact the Company's financial statements.

Note 2-          INVENTORIES:

                 Inventories are comprised of the following:

                                      March 27,      March 28,
                                        1998           1997
                                     ----------     ----------
                 Raw materials       $  651,975     $  791,452
                 Work in process         99,523         37,476
                 Finished goods         197,784        278,172
                                     ----------     ----------

                                     $  949,282     $1,107,100
                                     ==========     ==========

Note 3-          PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                 Prepaid expenses and other current assets are comprised of the following:

                                          March 27,    March 28,
                                            1998         1997
                                          -------     -------
                  Prepaid insurance        $34,356     $48,054
                  Other current assets       3,868       4,575
                                           -------     -------
                                           $38,224     $52,629
                                           =======     =======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 4-          PROPERTY, PLANT AND EQUIPMENT:

                 Details of property, plant and equipment are as follows:

                                                      March 27,      March 28,
                                                        1998           1997
                                                     ----------     ----------

 Leasehold improvements                              $  568,006     $  568,006
 Machinery and equipment                              3,810,971      3,714,312
 Tools and dies                                       1,370,899      1,276,600
 Furniture and fixtures                                 148,770        148,770
 Transportation equipment                                11,246         11,246
                                                     ----------     ----------

                                                      5,909,892      5,718,934

 Less: accumulated depreciation and amortization      4,504,267      4,238,093
                                                     ----------     ----------

                                                     $1,405,625     $1,480,841
                                                     ==========     ==========

Note 5-          ACCOUNTS RECEIVABLE FINANCING:

                 The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables ( as defined in the agreement) at an interest  rate  of 2 1/2%  above  The  Chase  Manhattan  Bank's publicly announced rate (8.50%) at March 27, 1998, with a maximum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior written notice. The loan is secured by the Company's accounts receivable and inventories.


Note 6-          OTHER CURRENT LIABILITIES:

                 Other current liabilities are comprised of the following:

                                              March 27,    March 28,
                                                1998         1997
                                              --------     --------

            Payroll and vacation accruals     $ 28,300     $ 12,817
            Sales commissions                    9,574        9,591
            Pension plan payable                65,489       65,489
            Other                               20,663       43,938
                                              --------     --------
                                              $124,026     $131,835
                                              ========     ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 7-          NOTES PAYABLE:

                 The Company was in arrears in the amount of $236,000 to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period, by the Company issuing notes payable to NYCDEC. The notes bear interest at the rate of 8.25% per annum. The balance remaining at March 27, 1998 was $188,558, with $56,000 being reported as a current liability and the remainder being reported as a long-term liability.

Note 8-          LOAN PAYABLE:

                 On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC"), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 7% per annum.

                 The balance remaining at March 27, 1998 was $232,970..

                 Aggregate future principal payments are as follows:

                  Fiscal Year Ending March:
                           1999                                $ 48,530
                           2000                                  50,693
                           2001                                  54,289
                           2002                                  58,795
                           Thereafter                            20,663
                                                               --------
                                                               $232,970
                                                               ========

                 In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan remained in effect.

                 As of March 27, 1998, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of
                 1.1 to 1.0.

                 The Company reported tangible net worth of $655,033. The ratio of current assets to current liabilities was 1.1 to 1.0.

                 The Company has applied for additional waivers of this covenant. Neither the UDC or WAMCO XXIV has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation and the entire loan plus interest will become due and payable.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 9-          INCOME TAXES:

                 The Company has available at March 27, 1998, for federal income tax purposes, a net operating loss of approximately $2,034,000 of which approximately $1,300,000 will expire in 2007 with the balance in 2010. In addition, the Company has unused investment tax credits of approximately $86,000 which expire between 1998 and 2002.

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

                 The PBGC has advised the Company that since the assets of the Plan are combined with the assets of other plans and invested by the Financial Operations Department of the PBGC, it does not invest or track the assets separately by plan. Accordingly, the PBGC was unable to provide any financial data relative to the Plan, including return on investments, unrecognized gain or loss or other information regarding the Plan assets at March 27, 1998.

                 At March 27, 1998 and March 28, 1997, $65,389 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability. At March 27, 1998 and March 28, 1997, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Accounting Standards No.87.

Note 11-         COMMITMENTS:

                 The Company had entered into employment agreement with certain of its officers. The agreements provided for retirement compensation of $30,000 per annum for a period of five years upon reaching either age 65, death, total disability or employment terminated by mutual consent between the Company and the respective officer. Prior to March 26, 1993, all but one of these agreements had expired. The remaining agreement is with the President of the Company.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 11-         COMMITMENTS (continued)

                 On August 23, 1993, the Company entered into a lease with the New York City Economic Development Corporation for its office and manufacturing facilities. The Company is obligated under this lease through September 1, 2001, at minimum annual rentals as follows:

                           Fiscal Year Ending::

                           1999                                $194,236
                           2000                                 194,236
                           2001                                 274,630
                                                               --------

                                                               $663,102
                                                               ========

                 Net rental expense for the year ended March 27, 1998 for this lease was $210,041.

                 (See Note 7- Notes Payable relating to rent arrears agreement)

                 The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $40,176 for the year ended March 27, 1998 and $42,140 for the year ended March 28, 1997.

                 As of March 27, 1998, the Company reported arrears with respect to its contributions to the Union's health and welfare and pension plans. The amount due the health and welfare plan was $155,189 and the amount due the pension plan was $75,638.

                 The  total   amount  due  of   $230,827   is  reported  on  the
                 accompanying balance sheet in two components; $120,000 reported as a current liability and $110,827 as a long-term liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 11-          COMMITMENTS (continued)

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


Note 12-          REVENUES FROM MAJOR CUSTOMERS:

                   In the fiscal year ended March 27, 1998, more than 30% of the
                  Company's total revenues were earned from three customers. Total sales to these customers were approximately $1,428,000. Individually, sales to these three customers were $376,000, $497,000 and $555,000.