Form 10QSB
period 1998-06-27
IEH CORPORATION
filed 1998-08-10
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1998


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

                  Yes  [ X ]                 No  [   ]

                  2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of August 7, 1998.

                                 IEH CORPORATION

                                    CONTENTS










PART 1- FINANCIAL INFORMATION

         ITEM 1- FINANCIAL STATEMENTS


         Balance Sheets as of June 26, 1998(Unaudited) and March 27, 1998

         Statement of Operations (Unaudited) for the three months ended June 26, 1998 and June 27, 1997

         Statement of Cash Flows (Unaudited) for the three months ended
           June  26, 1998 and June 27, 1997

         Notes to Financial Statements (Unaudited)




         ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS


         PART II- OTHER INFORMATION

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 26, 1998 and March 27, 1998


                                                          June 26,        March 27,
                                                            1998            1998
                                                         ----------     ----------
                                                        (Unaudited)       (Note 1)
ASSETS

CURRENT ASSETS:
  Cash .............................................     $    2,901     $   19,454
  Accounts receivable, less allowance for
   doubtful accounts of $10,062 at June 26, 1998
   and March 27, 1998 ..............................        887,767        838,721
  Inventories (Note 2) .............................        919,459        949,282
  Prepaid expenses and other current assets (Note 3)          9,178         38,224
 Other receivables .................................          4,300           --
                                                         ----------     ----------

         Total current assets ......................      1,823,605      1,845,681
                                                         ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, less
 accumulated depreciation and amortization of
 $4,572,847 at June 26, 1998 and $ 4,504,267
 at March 27, 1998 .................................      1,405,587     1 ,405,625
                                                         ----------     ----------

OTHER ASSETS:
  Prepaid pension cost (Note 7) ....................         43,949         43,949
  Other assets .....................................         47,905         47,429
                                                         ----------     ----------
                                                             91,854         91,378
                                                         ----------     ----------

         Total assets ..............................     $3,321,046     $3,342,684
                                                         ==========     ==========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 26, 1998 and March 27, 1998


                                                          June 26,         March 27,
                                                            1998             1998
                                                        (Unaudited)        (Note 1)
                                                        -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts receivable financing ....................     $   724,639      $   656,015
 Notes payable, current portion (Note 6) ..........          57,163           56,000
 Loans payable, current portion (Note 5) ..........          49,261           48,530
 Accrued corporate income taxes ...................          19,532           15,332
 Union pension and health & welfare,
      current portion (Note 7) ....................         120,000          120,000
Accounts payable ..................................         578,208          722,957
Other current liabilities (Note 4) ................         189,001          124,026
                                                        -----------      -----------

         Total current liabilities ................       1,737,804        1,742,860
                                                        -----------      -----------

LONG-TERM LIABILITIES:
 Pension plan payable (Note 7) ....................         516,966          516,966
 Notes payable, less current portion (Note 6) .....         117,824          132,558
 Loan payable, less current portion (Note 5) ......         171,926          184,440
 Union pension & health & health & welfare,
     less current portion (Note 7) ................          86,827          110,827
                                                        -----------      -----------
         Total long-term liabilities ..............         893,543          944,791
                                                        -----------      -----------

         Total liabilities ........................       2,631,347        2,687,651
                                                        -----------      -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value;
 10,000,000 shares authorized, 2,303,502 shares
 issued and outstanding ...........................       1,151,751        1,151,751
Capital in excess of par value ....................       1,615,874        1,615,874
Retained earnings (Deficit) .......................      (2,077,926)      (2,112,592)
         Total stockholders' equity ...............         689,699          655,033
                                                        -----------      -----------

         Total liabilities and stockholders' equity     $ 3,321,046      $ 3,342,684
                                                        ===========      ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                      June 26,         June 27,
                                                        1998             1997
                                                     ----------       ----------
                                                           (in thousands)

REVENUES, net sales ..........................       $1,233,649       $1,290,847
                                                     ----------       ----------

COSTS AND EXPENSES:
 Cost of products sold .......................          886,138          870,917
 Selling, general and administrative .........          207,636          233,785
 Interest expense ............................           32,632           21,610
 Depreciation and amortization ...............           68,580           69,840
                                                     ----------       ----------
                                                      1,194,986        1,196,152
                                                     ----------       ----------

OPERATING INCOME .............................           38,663           94,695

OTHER INCOME .................................              203             --
                                                     ----------       ----------

INCOME BEFORE INCOME TAXES ...................           38,866           94,695

PROVISION FOR INCOME TAXES ...................            4,200            2,700
                                                     ----------       ----------

NET INCOME ...................................       $   34,666       $   91,995
                                                     ==========       ==========

BASIC AND DILUTED EARNINGS PER SHARE .........       $      .02       $      .04
                                                     ==========       ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ..................           2,304            2,304
                                                     ==========       ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
           For the Three Months Ended June 26, 1998 and June 27, 1997
                                   (Unaudited)


                                                             June 26,       June 27,
                                                               1998           1997
                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................     $  34,666      $  91,995
                                                            ---------      ---------
   Adjustments to reconcile net income to
     net cash used in operating activities:

   Depreciation and amortization ......................        68,580         69,840

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable ..........       (49,046)      (245,645)
  (Increase) decrease in inventories ..................        29,823         83,300
  (Increase) decrease in prepaid expenses and
      other current assets ............................        29,046         13,861
  (Increase) decrease in other receivables ............        (4,300)        29,556
  (Increase) decrease in other assets .................          (476)           376


  (Decrease) increase in accounts payable .............      (144,749)      (310,911)
  (Decrease) increase in other current liabilities ....        64,975         30,550
  Increase in accrued corporate income taxes ..........         4,200         (5,517)
  (Decrease) in due to union pension & health & welfare       (24,000)       (24,000)
                                                            ---------      ---------

                           Total adjustments ..........       (25,947)      (358,590)
                                                            ---------      ---------

NET CASH PROVIDED BY
   OPERATING ACTIVITIES ...............................         8,719       (266,595)
                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of fixed assets ...........................       (68,542)       (58,650)
                                                            ---------      ---------

                NET CASH USED IN INVESTING ACTIVITIES .       (68,542)       (58,650)
                                                            ---------      ---------

                 See accompanying notes to financial statements

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
           For The Three Months Ended June 26, 1998 and June 27, 1997
                                   (Unaudited)



                                                         June 26,       June 27,
                                                           1998           1997
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable .............     $ (13,571)     $    --
  Increase in notes payable .......................          --          226,194
  Proceeds from accounts receivable financing .....        68,624        126,729
  Principal payments on loan payable ..............       (11,783)       (18,409)
                                                        ---------      ---------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ...........................        43,270        334,514
                                                        ---------      ---------

INCREASE (DECREASE) IN CASH .......................       (16,553)         9,269


CASH, beginning of period .........................        19,454         15,274
                                                        ---------      ---------

               CASH, end of period ................     $   2,901      $  24,543
                                                        =========      =========


SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW
INFORMATION,  cash paid during the nine months for:

     Interest .....................................     $  32,632      $  21,610
                                                        =========      =========

     Income Taxes .................................     $   4,200      $   2,700
                                                        =========      =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMEMTS
                                   (Unaudited)


Note 1-          FINANCIAL STATEMENTS:

                 The accompanying financial statements of IEH Corporation ("The Company") for the three months ended June 26, 1998 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three months ended June 26, 1998. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 27, 1998 as filed with the Securities and Exchange Commission.

                 The balance sheet at March 27, 1998 has been taken from the audited financial statements of that date.


Note 2-          INVENTORIES:

                 Inventories are comprised of the following:

                                       June 26,     March 27,
                                         1998         1998
                                       --------     --------

                   Raw materials       $634,427     $651,975
                   Work in process       91,000       99,523
                   Finished goods       194,032      197,784
                                       --------     --------

                                       $919,459     $949,282
                                       ========     ========


                 Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of June 26, 1998 was $12,600. At March 27, 1998, the balance of this reserve was $50,400.

                 Inventories at June 26, 1998 and March 27, 1998 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3-          PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                 Prepaid expenses and other current assets are comprised of the following:

                                           June 26,    March 27,
                                             1998       1998
                                           -------     -------

                  Prepaid insurance ..     $ 9,178     $34,356
                  Other current assets        --         3,868
                                           -------     -------
                                           $ 9,178     $38,224
                                           =======     =======



Note 4-          OTHER CURRENT LIABILITIES:

                 Other current liabilities are comprised of the following:

                                                       June 26,        March 27,
                                                         1998            1998
                                                       --------         --------
                 Payroll and vacation accruals         $ 58,084         $ 28,300
                 Sales commissions                       13,862            9,574
                 Pension plan payable                    65,489           65,489
                 Other                                   51,566           20,663
                                                       --------         --------
                                                       $189,001         $124,026
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

                 The balance remaining at June 26, 1998 was $221,187.

                 Aggregate future principal payments are as follows:

                  Fiscal Year Ending March:
                           1999                               $  36,668
                           2000                                  50,693
                           2001                                  54,289
                           2002                                  58,795
                           Thereafter                            20,742
                                                               --------
                                                               $221,187
                                                               ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5-          LOAN PAYABLE (continued):

                 In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan remained in effect.

                 As of June 26, 1998, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of
                 1.1 to 1.0.

                 The Company reported tangible net worth of $689,600. The ratio of current assets to current liabilities was 1.1 to 1.0.

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


Note 6-          NOTES PAYABLE:

                 The Company was in arrears in the amount of $236,000 to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period by the Company issuing notes payable to NYCEDC. The notes bear interest at the rate of 8.25% per annum. The balance remaining at June 26, 1998 was $174,987.


Note 7-          COMMITMENTS:

                 The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $9,383 for the three months ended June 26, 1998.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7-          COMMITMENTS (continued):

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

                  As of June 26, 1998, the Company reported arrears with respect to its contributions to the Union's health and welfare and pension plans. The amount due the health and welfare plan was $155,189 and the amount due the pension plan was $51,638.

                  The total amount due of $206,827 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $86,827 as a long-term liability.

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

                  At June 26, 1998 and March 28, 1997, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability. On those dates, the long-term portion includes $226,041, which represents the recognition of additional minimum liability to comply with the requirements of Statement of Financial Standards No. 87.

Note 8-           CHANGES IN STOCKHOLDERS' EQUITY:

                  Retained earnings increased by $34,666 which represents the net income for the three months ended June 26, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                          Three Months Ended
                                                       -------------------------
                                                        June 26,        June 27,
                                                          1998            1997
                                                      --------        --------
Operating Revenues (in thousands) ..............       $  1,234        $  1,291

Operating Expenses:
(As a percentage of Operating Revenues)
 Cost of Products Sold .........................           71.8%           67.5%
 Selling, General and Administrative ...........           16.8%           18.1%
 Interest Expense ..............................            2.7%            1.7%
 Depreciation and Amortization .................            5.6%            5.4%
                                                       --------        --------

                  Total Costs and Expenses .....           96.9%           92.7%
                                                       ========        ========

Operating Income ...............................            3.1%            7.3%
                                                       ========        ========

Other Income ...................................           --              --
                                                       ========        ========

Income Before Income Taxes .....................            3.1%            7.3%
                                                       ========        ========

Income Taxes ...................................             .3%             .2%
                                                       ========        ========

Net Income .....................................            2.8%            7.1%
                                                       ========        ========

Comparative Analysis:

Operating revenues for the three months ended June 26, 1998 amounted to $1,233,649, reflecting a 4% decrease versus the comparative three months operating revenues of $1,290,847. The decrease is a direst result of management's to redirect its dependence on governmental and military sales to developing new market sales in the commercial electronic sector.

Cost of products sold amounted to $886,138 for the three months ended June 26, 1998 or 71.8% of operating revenues. This reflected an increase of $15,221 or 2.0% in the cost of products sold of $870,917 for the three months ended June 27, 1997. This increase is primarily due to increased production costs inherent in producing new products. Cost of products sold decreased as a percentage of revenues in the comparative periods.

Selling, general and administrative expenses were $207,636 or 16.8% of revenues compared to $233,785 or 18.1% of revenues for the comparable three month period ended June 27, 1997. This reflected a decrease of 11.2% and reflects management's efforts to better control expenses.

Interest expense was $32,632 or 2.5% of revenues as compared to $21,610 or 3.2% of revenues in the three month period ended June 27, 1997. This increase of 51.0% reflects the increase in interest rates in the current fiscal period.

Depreciation and amortization of $68,580 or 5.6% of revenues was reported for the three month period ended June 26, 1998. This reflects a decrease of 2.0% from the comparable three month period ended June 27, 1997 of $69,840 or 5.4% of revenues. The decrease is a result of decreased depreciation levels on fixed assets during the three month period ended June 27, 1998.

The Company reported net income of $34,666 for the three months ended June 26, 1998, representing basic income per common share of $.02 as compared to basic income of $91,995 or $.04 per common share for the three months ended June 27, 1997. The resultant decrease in net income can be attributed to increased operating expenses in the current three month period ending June 26, 1998.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 27. Financial Data Schedule

         (b) Reports on Form 8-K during Quarter

         None

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       IEH CORPORATION
                                                       (Registrant)


August 7, 1998                                         /s/Michael Offerman
                                                       Michael Offerman
                                                       President

August 7, 1998                                         /s/Robert Knoth
                                                       Robert Knoth
                                                       Chief Financial Officer