Form 10QSB
period 1998-09-26
IEH CORPORATION
filed 1998-11-10
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 26, 1998


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

                  Yes  [ X ]                 No  [   ]


         2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of November 9, 1998.

                                IEH CORPORATION

                                    CONTENTS




PART 1- FINANCIAL INFORMATION

         ITEM 1- FINANCIAL STATEMENTS

er

         Balance Sheets as of September 25, 1998(Unaudited) and March 27, 1998

         Statement of Operations (Unaudited) for the three and six months ended September 25, 1998 and September 26, 1997

         Statement of Cash Flows (Unaudited) for the six months ended
           September 25, 1998 and September 26, 1997

         Notes to Financial Statements (Unaudited)


         ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS


PART II- OTHER INFORMATION

         Item 5: Other Information

         Item 6: Exhibits and Form 8-K

                                IEH CORPORATION

                                 BALANCE SHEETS
                  As of September 25, 1998 and March 27, 1998



                                                                Sept 25,       March 27,
                                                                  1998           1998
                                                               ----------     ----------
                                                              (Unaudited)      (Note 1)

                                       ASSETS
CURRENT ASSETS:

Cash .....................................................     $   12,677     $   19,454
Accounts receivable, less allowance for
   doubtful accounts of $10,062 at Sept 25, 1998
   and March 27, 1998 ....................................        956,252        838,721
 Inventories (Note 2) ....................................        870,205        949,282
        Prepaid expenses and other current assets (Note 3)          9,772         38,224

 Other receivables .......................................          4,900           --
                                                               ----------     ----------

         Total current assets ............................      1,853,806      1,845,681

PROPERTY, PLANT AND EQUIPMENT, less
   accumulated depreciation and amortization of
   $4,641,427 at Sept 25, 1998 and $ 4,504,267
   at March 27, 1998 .....................................      1,419,443      1,405,625
                                                               ----------     ----------

OTHER ASSETS:
  Prepaid pension cost (Note 8) ..........................         43,949         43,949
  Other assets ...........................................         48,710         47,429

                                                                   92,659         91,378
                                                               ----------     ----------

Total assets .............................................     $3,365,908     $3,342,684
                                                               ==========     ==========

                 See accompanying notes to financial statements

                                   IEH CORPORATION

                                   BALANCE SHEETS
                     As of September 25, 1998 and March 27, 1998

                                                               Sept 25,      March 27,
                                                                 1998           1998
                                                             ----------     ----------
                                                             (Unaudited)     (Note 1)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts receivable financing .........................     $  808,167     $  656,015
 Notes payable, equipment, current portion (Note 7) ....         10,198           --
 Notes payable, current portion (Note 6) ...............         58,350         56,000

 Loans payable, current portion (Note 5) ...............         49,896         48,530
 Accrued corporate income taxes ........................         22,532         15,332
 Union pension and health & welfare,
      current portion (Note 8) .........................        120,000        120,000
Accounts payable .......................................        622,943        722,957
Other current liabilities (Note 4) .....................        139,463        124,026
                                                             ----------     ----------

      Total current liabilities ........................      1,831,549      1,742,860
                                                             ----------     ----------
LONG-TERM LIABILITIES:
  Pension plan payable (Note 8) ........................        516,966        516,966
 Notes payable, equipment, less current portion (Note 7)         37,922           --
 Notes payable, less current portion (Note 6) ..........        102,783        132,558
 Loan payable, less current portion (Note 5) ...........        159,311        184,440
 Union pension & health & health & welfare,
     less current portion (Note 8) .....................         62,827        110,827
                                                             ----------     ----------

         Total long-term liabilities ...................        879,809        944,791
                                                             ----------     ----------


            Total liabilities ..........................      2,711,358      2,687,651
                                                             ----------     ----------
STOCKHOLDERS' EQUITY:
 Common stock, $.50 par value;
 10,000,000 shares  authorized,  2,303,468 shares
 issued and outstanding at Sept 25, 1998 and 2,303,502
 shares issued and outstanding at March 27, 1998
 (Note 9)                                                     1,151,734      1,151,751
Capital in excess of par value                                1,615,891      1,615,874
Retained earnings (Deficit)                                  (2,113,075)    (2,112,592)
                                                             ----------     ----------
         Total stockholders' equity                             654,550        655,033
                                                             ----------     ----------

         Total liabilities and stockholders' equity          $3,365,908     $3,342,684
                                                             ==========     ==========

                 See accompanying notes to financial statements

                                            IEH CORPORATION

                                       STATEMENTS OF OPERATIONS
                                              (Unaudited)



                                            Six Months Ended                   Three Months  Ended
                                        ----------------------------     ----------------------------
                                          Sept 25,        Sept 26,         Sept 25,         Sept 26,
                                            1998            1997             1998            1997
                                        -----------      -----------     -----------      -----------
REVENUE, net sales ................     $ 2,321,344      $ 2,545,736     $ 1,087,695      $ 1,254,888

COSTS AND EXPENSES:

Cost of products sold .............       1,688,136        1,769,481         808,837          884,917




Selling, general and administrative         421,972          437,995         207,487          217,856
Interest expense ..................          66,362           52,373          33,730           30,763
Depreciation and amortization .....         137,160          139,680          68,590           69,840
                                        -----------      -----------     -----------      -----------

                                          2,313,630        2,399,529       1,118,644        1,203,376
                                        -----------      -----------     -----------      -----------


OPERATING INCOME (LOSS) ...........           7,714          146,207         (30,949)          51,512

OTHER INCOME ......................             203              659            --                659
                                        -----------      -----------     -----------      -----------

INCOME (LOSS) BEFORE
    INCOME TAXES ..................           7,917          146,866         (30,949)          52,171

PROVISION FOR INCOME TAXES ........           8,400            6,900           4,200            4,200
                                        -----------      -----------     -----------      -----------

NET INCOME(LOSS) ..................     $      (483)     $   139,966     $   (35,149)     $    47,971
                                        ===========      ===========     ===========      ===========

BASIC AND DILUTED
    EARNINGS (LOSS) PER SHARE .....     $    (.0002)     $       .06     $     (.015)     $       .02
                                        ===========      ===========     ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ......           2,303            2,304           2,303            2,304
                                        ===========      ===========     ===========      ===========
    (in thousands)

                            See accompanying notes to financial statements

                                   IEH CORPORATION

                               STATEMENT OF CASH FLOWS
                             Increase (Decrease) in Cash
          For the Six Months Ended September 25, 1998 and September 26, 1997
                                     (Unaudited)


                                                             Sept 25,       Sept 26,
                                                               1998           1997
                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................     $    (483)     $ 139,966
                                                            ---------      ---------
   Adjustments to reconcile net income to
      net cash used in operating activities:

   Depreciation and amortization ......................       137,160        139,680

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable ..........      (117,531)      (218,188)
  (Increase) decrease in inventories ..................        79,077        184,300
  (Increase) decrease in prepaid expenses and
      other current assets ............................        28,452         34,509
  (Increase) decrease in other receivables ............        (4,900)        21,285
  (Increase) decrease in other assets .................        (1,281)            91


  (Decrease) increase in accounts payable .............      (100,014)      (441,015)
  (Decrease) increase in other current liabilities ....        15,437        (17,859)
  Increase in accrued corporate income taxes ..........         7,200          5,170
  (Decrease) in due to union pension & health & welfare       (48,000)       (36,727)
                                                            ---------      ---------

Total adjustments .....................................        (4,400)      (328,754)
                                                            ---------      ---------


NET CASH PROVIDED( USED) BY
   OPERATING ACTIVITIES ...............................        (4,883)      (188,788)
                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of fixed assets ...........................      (150,961)      (111,431)
                                                            ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES .................      (150,961)      (111,431)
                                                            ---------      ---------

                    See accompanying notes to financial statements

                               STATEMENT OF CASH FLOWS
                             Increase (Decrease) in Cash
         For The Three Months Ended September 25, 1998 and September 26, 1997
                                     (Unaudited)

                                                            Sept 25,       Sept 26,
                                                              1998           1997
                                                           ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of common shares ........................     $     (17)     $    --
  Principal payments on notes payable ................       (29,775)          --
  Increase in notes payable ..........................        50,470        213,089
  Proceeds from accounts receivable financing ........       152,152        146,812
  Principal payments on loan payable .................       (23,763)       (29,749)
                                                           ---------      ---------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES ..............................       149,067        330,152
                                                           ---------      ---------

INCREASE (DECREASE) IN CASH ..........................        (6,777)        29,933


CASH, beginning of period ............................        19,454         15,274
                                                           ---------      ---------


CASH, end of period ..................................     $  12,677      $  45,207
                                                           =========      =========


SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW
   INFORMATION,  cash paid  during the six months for:

     Interest ........................................     $  66,362      $  52,373
                                                           =========      =========

     Income Taxes ....................................     $   8,400      $   6,900
                                                           =========      =========



                    See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMEMTS
                                   (Unaudited)




Note 1- FINANCIAL STATEMENTS:

                  The accompanying financial statements of IEH Corporation ("The Company") for the six months ended September 25, 1998 have been prepared in accordance with the instructions for Form 10- QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the six months ended September 25, 1998. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 27, 1998 as filed with the Securities and Exchange Commission.

                  The balance sheet at March 27, 1998 has been taken from the audited financial statements of that date.


Note 2- INVENTORIES:

                  Inventories are comprised of the following:

                                          Sept 25,          March 27,
                                            1998               1998
                                         --------           --------


                      Raw materials .     $597,600           $651,975
                      Work in process       91,200             99,523
                      Finished goods       181,405            197,784
                                          --------           --------

                                          $870,205           $949,282
                                          ========           ========

                  Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of September 25, 1998 was $25,200. At March 27, 1998, the balance of this reserve was $50,400.

                  Inventories at September 25, 1998 and March 27, 1998 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3- PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                           Sept 25,            March 27,
                                             1998                 1998
                                           -------              -------
                  Prepaid insurance ..     $ 5,428              $34,356
                  Other current assets       4,344                3,868
                                           -------              -------
                                           $ 9,772              $38,224
                                           =======              =======


Note 4- OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                              Sept 25,            March 27,
                                                1998                 1998
                                              --------            --------

            Payroll and vacation accruals     $ 13,660            $ 28,300
            Sales commissions ...........       18,095               9,574
            Pension plan payable ........       65,489              65,489
            Other .......................       42,219              20,663
                                              --------            --------
                                              $139,463            $124,026
                                              ========            ========

Note 5- LOAN PAYABLE:

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation,("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 7% per annum.

                  The balance remaining at September 25, 1998 was $209,207.

                  Aggregate future principal payments are as follows:

                           Fiscal Year Ending March:
                                    1999                          $ 24,688
                                    2000                            50,693
                                    2001                            54,289
                                    2002                            58,795
                                    Thereafter                      20,742
                                                                   -------
                                                                  $209,207
                                                                  ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5- LOAN PAYABLE (continued):

                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan remained in effect.

                  As of September 25, 1998, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

                  The Company reported tangible net worth of $654,550. The ratio of current assets to current liabilities was 1.01 to 1.0.

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

Note 7- NOTES PAYABLE, EQUIPMENT:

                  The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at September 30, amounted to $48,120.

                        Aggregate future principal payments are as follows:

                           1999                    $10,198
                           2000                     10,198
                           2001                     10,198
                           2002                     10,198
                           2003                      7,328
                                                   -------
                                                   $48,120

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8- COMMITMENTS:

                  The Company has with the United Auto Workers of America, Local
259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $19,861 for the six months ended September 25, 1998.

                  In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

                  The sum of $10,000 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid.

                  Additionally, both parties agreed that current obligatory funding by the Companywill be made on a timely current basis.

                  Effective February 1, 1995, the Company withdrew from the Union's health and welfare plan and offered its employees an alternative health insurance plan.

                  As of September 25, 1998, the Company reported arrears with respect to its contributions to the Union's health and welfare and pension plans. The amount due the health and welfare plan was $155,189 and the amount due the pension plan was $27,638

                  The  total   amount  due  of   $182,827  is  reported  on  the
accompanying balance sheet in two components; $120,000 reported as a current liability and $27,638 as a long-term liability.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8- COMMITMENTS (continued):

                  At September 25, 1998 and March 28, 1998, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability.On those dates, the long-term portion includes $226,041, which represents the recognition of additional minimum liability to comply with the requirements of Statement of Financial Standards No. 87.

                  In August 1998, the Company was notified by the PBGC that the Company is liable to the PBGC for the following amounts as of September 1, 1998:

                  $456,418   representing   the  amount  of   unfunded   benefit
                             liabilities   of  the  Plan
                  $242,097   representing funding liability
                  $  2,931   representing the premium liability

                  The total amount claimed by the PBGC amounts to $701,446.

                  The amount claimed is being contested by the Company and the PBGC has granted the
Company an extension of time until December 9, 1998 in which to file an appeal.

Note 9- CHANGES IN STOCKHOLDERS' EQUITY:

                  The Company retired 34 shares of its issued and outstanding common stock during the quarter ended September 30, 1998.

                  Retained earnings (deficit) increased by $483 which represents the net loss for the six months ended September 25, 1998.

Note 10- YEAR 2000 COMPUTER ISSUE:

         The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations or financial position. The Company has allocated approximately $100,000 to upgrade its computer operations to obviate any potential problems that might arise as a result of the impact of the year 2000. To date the Company has acquired new computer equipment at a cost of $65,847. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, there can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Results of Operations

 The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                            Six Months Ended
                                                       -------------------------
                                                       Sept 25,         Sept 26,
                                                           1998           1997
                                                       --------        --------
Operating Revenues (in thousands) ..............       $  2,321        $  2,546

Operating Expenses:
(As a percentage of Operating Revenues)
 Cost of Products Sold .........................           72.7%           69.5%
 Selling, General and Administrative ...........           18.2%           17.2%
 Interest Expense ..............................            2.9%            2.1%
 Depreciation and Amortization .................            5.9%            5.5%
                                                       --------        --------

                  Total Costs and Expenses .....           99.7%           94.3%
                                                       ========        ========

Operating Income ...............................            0.3%            5.7%
                                                       ========        ========

Other Income ...................................           --              --
                                                       ========        ========

Income Before Income Taxes .....................            0.3%            5.7%
                                                       ========        ========

Income Taxes ...................................             .3%             .2%
                                                       ========        ========

Net Income .....................................            0.0%            5.5%
                                                       ========        ========

Comparative Analysis:

Operating revenues for the six months ended September 25, 1998 amounted to $2,321,344, reflecting a 8.8% decrease versus the comparative six months operating revenues of $2,545,736. The decrease is a direst result of management's to redirect its dependence on governmental and military sales to developing new market sales in the commercial electronic sector.

Cost of products sold amounted to $1,688,136 for the six months ended September 25, 1998 or 72.7% of operating revenues. This reflected a decrease of $81,345 or 4.6% in the cost of products sold of $1,769,481 for the six months ended September 26, 1997. This decrease is primarily due to reduced production costs inherent in producing new products. Cost of products sold increased as a percentage of revenues in the comparative periods.

Selling, general and administrative expenses were $421,972 or 18.2% of revenues compared to $437,995 or 17.2% of revenues for the comparable three month period ended September 26, 1997. This reflected a decrease of 3.7% and reflects management's efforts to better control expenses.

Interest expense was $66,362 or 2.9% of revenues as compared to $52,373 or 2.1% of revenues in the six month period ended September 26, 1997. This increase of 26.7% reflects the increase in borrowing by the Company in the current fiscal period.

Depreciation and amortization of $137,160 or 5.9% of revenues was reported for the six month period ended September 25, 1998. This reflects a decrease of 0.2% from the comparable six month period ended September 26, 1997 of $139,680 or 5.5% of revenues. The decrease is a result of decreased depreciation levels on fixed assets during the six month period ended September 25, 1998.

The Company reported a net loss of $483 for the six months ended September 25, 1998, representing basic loss per common share of $.0002 as compared to basic income of $139,966 or $.06 per common share for the six months ended September 25, 1997.

The resultant decrease in net income can be attributed to reduced sales in the commercial sector in the current six month period ending September 25, 1998.

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                         Three Months Ended
                                                                       Sept 25,       Sept 26,
                                                                      -----------------------
                                                                         1998           1997
                                                                      --------       --------
Operating Revenues (in thousands) ...............................     $  1,088       $  1,255

Operating Expenses:
(As a percentage of Operating Revenues)
 Cost of Products Sold ..........................................         74.3%          71.0%
 Selling, General and Administrative ............................         19.2%          17.0%
 Interest Expense ...............................................          3.0%           2.0%
 Depreciation and Amortization ..................................          6.3%           5.9%
                                                                      --------       --------
                  Total Costs and Expenses ......................        102.8%          95.9%
                                                                      ========       ========


Operating Income (loss) .........................................         (2.8%)          4.1%
                                                                      ========       ========

Other Income ....................................................         --             --
                                                                      ========       ========

Income (loss) Before Income Taxes ...............................         (2.8%)          4.1%
                                                                      ========       ========

Income Taxes ....................................................           .4%            .3%
                                                                      ========       ========

Net Income(loss) ................................................         (3.2%)          3.8%
                                                                      ========       ========

Comparative Analysis:

Operating revenues for the three months ended September 25, 1998 amounted to $1,087,695, reflecting a 13.3% decrease versus the comparative three months operating revenues of $1,254,888. The decrease is a direst result of management's to redirect its dependence on governmental and military sales to developing new market sales in the commercial electronic sector.

Cost of products sold amounted to $808,837 for the three months ended September 25, 1998 or 74.3% of operating revenues. This reflected a decrease of $76,080 or 8.6% in the cost of products sold of $884,917 for the three months ended September 26, 1997. This decrease is primarily due to reduced production costs inherent in producing new products. Cost of products sold increased as a percentage of revenues in the comparative periods.

Selling, general and administrative expenses were $207,487 or 19.2% of revenues compared to $217,856 or 17.0% of revenues for the comparable three month period ended September 26, 1997. This reflected a decrease of 4.8% and reflects management's efforts to better control expenses.

Interest expense was $33,730 or 3.0% of revenues as compared to $30,763 or 2.0% of revenues in the three month period ended September 26, 1997. This increase of 9.6% reflects the increase in borrowing by the Company in the current fiscal period.

Depreciation and amortization of $68,590 or 6.3% of revenues was reported for the three month period ended September 25, 1998. This reflects a decrease of 0.2% from the comparable three month period ended September 26, 1997 of $69,840 or 5.9% of revenues. The decrease is a result of decreased depreciation levels on fixed assets during the three month period ended September 25, 1998.

The Company reported a net loss of $35,149 for the three months ended September 25, 1998, representing basic loss per common share of $.015 as compared to basic income of $47,971 or $.02 per common share for the three months ended September 25, 1997.

The resultant decrease in net income can be attributed to reduced sales in the commercial sector in the current three month period ending September 25, 1998.

IEH CORPORATION

Item 5: Other Information

         In June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the Company was notified that the PBGC had granted the Company's request and agreed to assume the Company's obligations under the Salaried Pension Plan.

         In August, 1998 the PBGC notified of its accounting and order with respect to the Salaried Pension Plan. The PBGC determined that the Company owed approximately (i) $456,000 representing unfunded benefit liabilities and (ii) $242,000 representing funding liability. The Company is reviewing the analysis and order of the PBGC and intends to submit a proposal to the PBGC regarding repayment terms. The Company does not have funds available to repay the liabilities in a single payment. There can be no assurance that the Company will be able to negotiate repayment terms upon terms acceptable to it. The PBGC may require significant periodic payments which may affect the Company's cash flow and ability to use funds to operate and expand the business. In addition, the PBGC may place a lien upon the Company's assets which could impact the Company's ability to obtain financing from third parties.

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

                                                        IEH CORPORATION
                                                           (Registrant)


November 9, 1998                                     /s/Michael Offerman
                                                     -------------------
                                                     Michael Offerman
                                                     President

November 9, 1998                                     /s/Robert Knoth
                                                     ---------------
                                                     Robert Knoth
                                                     Chief Financial Officer