Form 10QSB
period 1998-12-25
IEH CORPORATION
filed 1999-02-08
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 25, 1998

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

                  Yes  [ X ]                 No  [   ]


         2,303,502 shares of Common Shares, par value $.50 per share, were outstanding as of February 4, 1999.

                                 IEH CORPORATION

                                    CONTENTS


Part I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

Balance Sheets as of December 25, 1998 (Unaudited) and March 27, 1998

Statement of Operations (Unaudited) for the three and nine months ended
         December 25, 1998 and December 26, 1997


         Statement of Cash Flows  (Unaudited) for the nine months ended December
              25, 1998 and December 26, 1997


         Notes to Financial Statements (Unaudited)


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Part II - OTHER INFORMATION

                                        IEH CORPORATION

                                        BALANCE SHEETS
                          As of December 25, 1998 and March 27, 1998


                                                                      Dec. 25       March 27
                                                                        1998          1998
                                                                    ----------     ----------
                                     ASSETS
CURRENT ASSETS:
Cash ..........................................................     $    3,000     $   19,454
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at December 25, 1998 and March 27, 1998 .........        827,860        838,721
Inventories (Note 2) ..........................................        908,494        949,282
Prepaid expenses and other current assets (Note 3) ............         24,997         38,224
                                                                    ----------     ----------
          Total current assets ................................      1,764,351      1,845,681
                                                                    ----------     ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $4,710,007 at Dec. 25, 1998
   and $4,504,267 at March 27, 1998  ..........................      1,405,870      1,405,625
                                                                    ----------     ----------


OTHER ASSETS:
  Prepaid pension cost (Note 8) ...............................         43,949         43,949
  Other assets ................................................         46,320         47,429
                                                                    ----------     ----------
                                                                        90,269         91,378
                                                                    ----------     ----------


                                                                    ----------     ----------
Total assets ..................................................     $3,260,490     $3,342,684
                                                                    ==========     ==========


                 See accompanying notes to financial statements

                                               IEH CORPORATION
                                               BALANCE SHEETS
                                 As of December 25, 1998 and March 27, 1998

                                                                                 Dec. 25         March 27
                                                                                  1998             1998
                                                                              (Unaudited)         (Note 1)
                                                                             ------------      ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing ..........................................     $    745,066      $    656,015
Notes payable, equipment, current portion (Note 7) .....................           10,198              --
Notes payable, current portion (Note 6) ................................           59,562            56,000

Loans payable, current portion (Note 5) ................................           50,190            48,530
Accrued corporate income taxes .........................................           15,193            15,332
Union pension and health & welfare, current portion (Note 8) ...........          120,000           120,000
Accounts payable .......................................................          712,143           722,957
Other current liabilities (Note 4) .....................................          141,672           124,026
                                                                             ------------      ------------

          Total current liabilities ....................................        1,854,024         1,742,860

LONG-TERM LIABILITIES:
Pension Plan payable (Note 8) ..........................................          516,966           516,966
Notes payable, equipment, less current portion (Note 7) ................           45,372              --
Notes payable, less current portion (Note 6) ...........................           87,430           132,558
Loan payable, less current portion (Note 5) ............................          146,856           184,440
Union pension & health & health & welfare, less current portion (Note 8)           38,827           110,827

                                                                             ------------      ------------
          Total long-term liabilities ..................................          835,451           944,791
                                                                             ------------      ------------

          Total liabilities ............................................       2,689, 475         2,687,651
                                                                             ------------      ------------

STOCKHOLDERS' EQUITY:
Common stock,  $.50 par value; 10,000,000 shares  authorized,
   2,303,468 shares issued and  outstanding  at Dec. 25, 1998 and
   2,303,502 shares issued and outstanding March 27, 1998
   (Note 9) ............................................................        1,151,734         1,151,751
Capital in excess of par value .........................................        1,615,891         1,615,874
Retained earnings (Deficit) ............................................       (2,196,610)       (2,112,592)
                                                                             ------------      ------------
          Total stockholders' equity ...................................          571,015           655,033
                                                                             ------------      ------------

          Total liabilities and stockholders' equity ...................     $  3,260,490      $  3,342,684
                                                                             ============      ============


                 See accompanying notes to financial statements

                                            IEH CORPORATION

                                        STATEMENT OF OPERATIONS
                                              (Unaudited)


                                             Nine Months Ended                Three Months Ended
                                        ----------------------------     ----------------------------
                                          Dec. 25,         Dec. 26,         Dec. 25,        Dec. 26,
                                            1998            1997             1998            1997
                                        -----------      -----------     -----------      -----------
REVENUE, net sales ................     $ 3,294,571      $ 3,646,250     $   973,227      $ 1,100,515

COSTS AND EXPENSES

Cost of products sold .............       2,416,580        2,476,456         728,445          787,221
Selling, general and administrative         644,255          777,804         222,283          259,564
Interest expense ..................          99,650           86,370          33,288           33,997
Depreciation and amortization .....         205,740          209,520          68,580           69,840
                                        -----------      -----------     -----------      -----------
                                          3,366,225        3,550,150       1,052,596        1,150,622
                                        -----------      -----------     -----------      -----------



OPERATING INCOME (LOSS) ...........         (71,654)          96,100         (79,369)         (50,107)

OTHER INCOME ......................             236              902              33              243
                                        -----------      -----------     -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES .         (71,418)          97,002         (79,336)         (49,864)

PROVISION FOR INCOME TAXES ........          12,600           12,100           4,200            5,200
                                        -----------      -----------     -----------      -----------

NET INCOME (LOSS) .................     $   (84,018)     $    84,902     $   (83,536)     $   (55,064)
                                        ===========      ===========     ===========      ===========

BASIC AND DILUTED EARNINGS (LOSS)
   PER SHARE ......................     $     (.036)     $      .037     $     (.036)     $     (.024)
                                        ===========      ===========     ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING (in thousands)                 2,303            2,304           2,303            2,304
                                        ===========      ===========     ===========      ===========


                 See accompanying notes to financial statements

                                        IEH CORPORATION

                                    STATEMENT OF CASH FLOWS
                                  Increase (Decrease) in Cash
               For the Nine Months Ended December 25, 1998 and December 26, 1997
                                          (Unaudited)


                                                                      Dec. 25,       Dec. 26,
                                                                        1998           1997
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................     $ (84,018)     $  84,902
                                                                     ---------      ---------
Adjustments to reconcile net income to net cash used in
operating activities

Depreciation and amortization ..................................       205,740        209,520


Changes in assets and liabilities:
(Increase) decrease in accounts receivable .....................        10,861       (174,995)
(Increase) decrease inventories ................................        40,788        196,900
(Increase) decrease in prepaid expenses and other current assets        13,227         23,986
(Increase) decrease in other receivables .......................          --           21,827
(Increase) decrease in other assets ............................         1,109            223

(Decrease) increase in accounts payable ........................       (10,805)      (331,484)
(Decrease) increase in other current liabilities ...............        17,646         27,571
Increase in accrued corporate income taxes .....................          (139)         7,870
(Decrease) in due to union pension & health & welfare ..........       (72,000)       (60,727)
                                                                     ---------      ---------

          Total adjustments ....................................       206,427        (79,309)
                                                                     ---------      ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
                                                                       122,409          5,593
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets ......................................      (205,977)      (150,587)
                                                                     ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES ..........................      (205,977)      (150,587)
                                                                     ---------      ---------



                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
        For the Nine Months Ended December 25, 1998 and December 26, 1997
                                   (Unaudited)



                                                         Dec. 25,      Dec. 26,
                                                           1998          1997
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of common shares .......................     $     (17)     $    --
Principal payments on notes payable ...............          --             --
Increase in notes payable .........................        14,004        200,064
Proceeds from accounts receivable financing .......        89,051         50,171
Principal payments on loan payable ................       (35,924)       (41,242)
                                                        ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                           67,114        208,993
                                                        ---------      ---------

INCREASE (DECREASE) IN CASH .......................       (16,454)        63,999

CASH, beginning of period .........................        19,454         15,274
                                                        ---------      ---------

CASH, end of period ...............................     $   3,000      $  79,273
                                                        =========      =========


SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW
INFORMATION,  cash paid during the nine months for:

     Interest .....................................     $  99,650      $  86,370
                                                        =========      =========

     Income Taxes .................................     $  12,600      $  12,100
                                                        =========      =========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - FINANCIAL STATEMENTS:

                  The accompanying financial statements of IEH Corporation ("The Company") for the nine months ended December 25, 1998 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the nine months ended December 25, 1998. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 27, 1998 as filed with the Securities and Exchange Commission.

                  The balance sheet at March 27, 1998 has been taken from the audited financial statements of that date.

Note 2 - INVENTORIES:

                  Inventories are comprised of the following:



                                             Dec. 25           March 27,
                                               1998              1998
                                           -----------        -----------

                    Raw materials          $   686,809        $   651,975
                    Work in progress           104,840             99,523
                    Finished goods             116,845            197,784
                                           -----------        -----------
                                           $   908,494        $   949,282
                                           ===========        ===========


                  Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of December 25, 1998 was $37,800. At March 27, 1998, the balance of this reserve was $50,400.

                  Inventories at December 25, 1998 and March 27, 1998 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                                Dec. 25            March 27,
                                                  1998               1998
                                              ------------       ------------

                    Prepaid insurance         $     20,565       $     34,356
                    Other current assets             4,432              3,868
                                              ------------       ------------
                                              $     24,997       $     38,224
                                              ============       ============

Note 4 - OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                              Dec. 25            March 27,
                                                1998                1998
                                              --------            ---------

            Payroll and vacation accruals     $   --              $ 28,300
            Sales commissions ...........       14,456               9,574
            Pension Plan payable ........       65,489              65,489
            Other .......................       61,727              20,663
                                              --------            --------
                                              $141,672            $124,026
                                              ========            ========

Note 5 - LOAN PAYABLE:

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 7% annum.

                  The balance remaining at December 25, 1998 was $197,046.

                  Aggregate future principal payments are as follows:

                    Fiscal Year Ending March:
                    1999                                          $  50,190
                    2000                                             53,217
                    2001                                             57,634
                    2002                                             36,005
                                                                  ---------
                                                                  $ 197,046
                                                                  =========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

                  As of December 25, 1998, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1:1 to 1:0.

Note 5 - LOAN PAYABLE (continued)

                  The Company reported tangible net worth of $571,015. The ratio of current assets to current liabilities was .95 to 1.0.

                  The Company had previously received a waiver of this covenant from the UDC through the period ending March 31, 1994 and has applied for additional waivers of this covenant. Neither the UDC or WAMCO XXVI, Ltd. Has acted on these requests.

                  There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed in default of this loan obligation and the entire loan plus interest will become due and payable.

Note 6 - NOTES PAYABLE:

                  The Company was in arrears in the amount of $236,000 to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period by the Company issuing notes payable to NYCEDC. The note bears interest at the rate of 8.25% per annum. The balance remaining at December 25, 1998 was $146,992.

Note 7 - NOTES PAYABLE EQUIPMENT:

                  The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at December 25, amounted to $55,570.

                  Aggregate future principal payments are as follows:

                    1999                         $   10,198
                    2000                             10,198
                    2001                             10,198
                    2002                             10,198
                    2003                             10,198
                    Thereafter                        4,580
                                                 -----------
                                                 $   55,570
                                                 ==========

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - COMMITMENTS:

         The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $28,186 for the nine months ended December 25, 1998.

         In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule: The sum of $10,000 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Additionally, both parties agreed that current obligatory funding by the Company will be made on a timely basis.

         Effective February 1, 1995, the Company withdrew from the Union's health and welfare plan and offered its employees an alternative health insurance plan.

         As of December 25, 1998, the Company reported arrears with respect to its contributions to the Union's health and welfare and pension plans. The amount due the health and welfare plan was $155,189 and the amount due the pension plan was $3,638.

         The total amount due of $158,827 is reported on the accompanying balance sheet in two components; $120,000 reported as a current liability and $38,827 as a long-term liability.

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

         The PBGC further determined that pursuant to the provisions of the Employment Retirement Income Security Act of 1974, as amended ("ERISA") that the plan must be terminated in order to protect interests of the plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the plan's termination date.

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - COMMITMENTS:(continued)

                  At December 25, 1998 and March 28, 1998, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as long-term liability.

                  On those dates, the long-term portion includes $226,041, which represents the recognition of additional minimum liability to comply with the requirements of Statement of Financial Standards No. 87.

                  In August 1998, the Company was notified by the PBGC that the Company is liable to the PBGC for the following amounts as of September 1, 1998:

                        - $456,418  representing  the amount of unfunded benefit
                          liabilities of the Plan
                        - $242,097 representing funding liability
                        - $ 2,931 representing the premium liability

                  The total amount claimed by the PBGC amounts to $701,446.

                  The amount claimed is being contested by the Company and the PBGC has granted the Company an extension of time until February 22, 1999 in which to file an appeal. The Company has retained outside counsel in order to respond to this claim.

                  On December 1, 1998, the Company amended its lease on its premises by surrendering a portion of its rented premises back to its landlord. Accordingly, the base monthly rent was reduced to $9,397.11 or $112,765.29 per annum through the conclusion of the lease which ends August 23, 2001.

Note 9 - CHANGES IN STOCKHOLDERS' EQUITY:

                  The Company retired 34 shares of its issued and outstanding common stock during the quarter ended September 25, 1998.

                  Retained  earnings  (deficit)  increased  by  $84,018,   which
                  represents the net loss for the nine months ended December 25, 1998.

Note 10 - YEAR 2000 COMPUTER ISSUE:

                  The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations or financial position. The Company has allocated approximately $100,000 to upgrade its computer operations to obviate any potential problems that might arise as a result of the impact of the year 2000. To date the Company has acquired new computer equipment at a cost of $65,847. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, there can be no assurances that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

                                 IEH CORPORATION

                          NOTES TO FINANICAL STATEMENTS
                                   (Unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated, the percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                    Nine Months Ended
                                                                 -----------------------
                                                                   Dec. 25      Dec. 26,
                                                                    1998          1997
                                                                 --------       --------
Operating Revenues (in thousands) ........................       $  3,295       $  3,646

Operating Expenses: (as a percentage of operating revenues
Cost of Products Sold ....................................           73.4%          67.9%
Selling, General and Administrative ......................           19.6%          21.2%
Interest Expense .........................................            3.0%           2.5%
Depreciation and Amortization ............................            6.2%           5.8%
                                                                 --------       --------

          Total Costs and Expenses .......................          102.2%          97.4%
                                                                 ========       ========

Operating Income (Loss) ..................................           (2.2)%          2.6%
                                                                 ========       ========

Other Income .............................................           --             --
                                                                 --------       --------

Income (Loss) Before Income Taxes ........................           (2.2)%          2.6%
                                                                 ========       ========

Income Taxes .............................................             .3%            .3%
                                                                 --------       --------

Net Income ...............................................           (2.5)%          2.3%
                                                                 ========       ========

                                 IEH CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         COMPARATIVE ANALYSIS:

                  Operating revenues for the nine months ended December 25, 1998 amounted to $3,294,571, reflecting a 9.6% decrease versus the comparative nine months operating revenues of $3,646,250. The decrease is a direct result of management's effort to redirect its dependence on government and military sales to developing new market sales in the commercial electronic sector.

                  Cost of products sold amounted to $2,416,580 for the nine months ended December 25, 1998 or 73.4% of operating revenues. This reflected a decrease of $59,876 or 2.4% in the cost of products sold of $2,476,456 for the nine months ended December 26, 1997. This decrease is primarily due to reduced production costs inherent in producing new products. Cost of products sold increased as a percentage of revenues in the comparative periods.

                  Selling, general and administrative expenses were $644,255 or 19.6% of revenues compared to $777,804 or 21.2% of revenues for the comparable nine month period ended December 26, 1997. This reflected a decrease of 17.2% and reflects management's efforts to better control expenses.

                  Interest expense was $99,650 or 3.0% of revenues as compared to $86,370 or 2.5% of revenues in the nine month period ended December 26, 1997. This increase of 15.4% reflects the increase in borrowing by the Company in the current fiscal period.

                  Depreciation and amortization of $205,740 or 6.2% of revenues was reported for the nine month period ended December 25, 1998. This reflects a decrease of 0.2% from the comparable nine month period ended December 26, 1997 of $209,520 or 5.8% of revenues. The decrease is a result of decreased depreciation levels on fixed assets during the nine month period ended December 25, 1998.

                  The Company reported a net loss of $84,018 for the nine months ended December 25, 1998, representing basic loss per share of $.036 as compared to basic income of $84,902 or $.037 per common share for the nine months ended December 26, 1997.

                  The resultant decrease in net income can be attributed to reduced sales in the commercial sector in the current nine month period ending December 25, 1998.

                                 IEH CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                   Three Months Ended
                                                                  ----------------------
                                                                  Dec. 25,      Dec. 26,
                                                                    1998         1997
                                                                  ------      ---------
Operating Revenues (in thousands) .......................         $  973      $   1,101

Operating Expenses: (as a percentage of operating revenues)
Cost of Products Sold .....................................         74.9%          71.5%
Selling, General and Administrative .......................         22.9%          23.7%
Interest Expense ..........................................          3.4%           3.1%
Depreciation and Amortization .............................          7.0%           6.3%
                                                                  ------       --------
          Total Costs and Expenses ........................        108.2%         104.6%

Operating Income (loss) ...................................         (8.2)%         (4.6)%

Other Income ..............................................         --             --
                                                                  ------       --------

Income (loss) before Income Taxes .........................         (8.2)%         (4.6)%

Income Taxes ..............................................           .4%            .4%
                                                                  ------       --------

Net Income (loss) .........................................         (8.6)%         (5.0)%


         COMPARATIVE ANALYSIS

Operating revenues for the three months ended December 25, 1998 amounted to $973,227, reflecting a 11.6% decrease versus the comparative three months operating revenues of $1,100,515. The decrease is a direct result of management's to redirect its dependence on government and military sales to developing new market sales in the commercial electronic sector.

         Cost of products sold amounted to $728,445 for the three months ended December 25, 1998 or 74.9% of operating revenues. This reflected a decrease of $58,776 or 7.5% of the cost of products sold of $787,221 for the three months ended December 26, 1997. This decrease is primarily due to reduced production costs inherent in producing new products. Costs of products sold increased as a percentage of revenues in the comparative periods.

         Selling, general and administrative expenses were $222,283 or 22.9% of revenues compared to $259,564 or 23.7% of revenues for the comparable three month period ended December 26, 1997. This reflected a decrease of 14.3% and reflects management's efforts to better control expenses.

         Interest expense was $33,288 or 3.4% of revenues as compared to $33,997 or 3.1% of revenues in the three month period ended December 26, 1997. This decrease of 2.1% reflects this decrease in borrowing by the Company in the current fiscal period.

         Depreciation and amortization of $68,580 or 7.0% of revenues was reported for the three month period ended December 25, 1998. This reflects a decrease of .02% from the comparable three month period ended December 26, 1997 of $69,840 or 6.3% of revenues. The decrease is a result of decreased depreciation levels on fixed assets during the three month period ended December 25, 1998.

         The Company reported a net loss of $83,536 for the three months ended December 25, 1998, representing basic loss per common share of $.36 as compared to a basic loss of $55,064 or $.024 per common share for the three months ended December 25, 1998.

         The resultant decrease in net income can be attributed to reduced sales in the commercial sector in the current three month period ending December 25, 1998.

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

                                 IEH CORPORATION
                                  (Registrant)


February 5, 1999                                     /s/Michael Offerman
                                                     -------------------
                                                        Michael Offerman
                                                        President

February 5, 1999                                     /s/Robert Knoth
                                                     ---------------
                                                        Robert Knoth
                                                        Chief Financial Officer