Form 10KSB
period 1999-04-16
IEH CORPORATION
filed 1999-06-29
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended April 2, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

               For the transition period from                to
                                             ----------------  -----------------

                          Commission file number 0-5278

                                 IEH CORPORATION
                 ----------------------------------------------
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

                                                  (718) 492-4448
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

          Securities registered under Section 12(b) ofthe Exchange Act:
                                                 Name of Each Exchange on Which
      Title of Each Class                                  Registered

            None                                              None
--------------------------------                --------------------------------
            None                                              None
--------------------------------                --------------------------------

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

Registrant was required to file such reports),and (2) has been subject to such filing requirements for past 90 days.

                            Yes   X    No
                               -------   -------

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         The Registrant's revenues for its most recent fiscal year ended April 2, 1999 were $4,334,477.

         On June 21, 1999, the aggregate market value of the voting stock of Registrant held by non-affiliates of Registrant (consisting of Common Stock, $.50 par value) computed by reference to the closing bid price at which the stock was sold on such date ($.5/16) was approximately $323,182.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

         On June 21, 1999, there were 2,303,468 shares of Common Stock, $.50 par value, issued and outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                IEH CORPORATION

                                     PART I

Item I. Business

         IEH Corporation (hereinafter referred to as the "Company") was organized under the laws of the State of New York on March 22, 1943 under the name Industrial Heat Treating Company, Inc. On March 15, 1989, the Company changed its name to its current name. The Company's executive offices and manufacturing facilities are located at 140 58th Street, Suite 8E, Brooklyn, New York 11220. The Company's telephone number is (718) 492-4448, its email address is ieh@iehcorp.com.

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

         Printed circuit boards in computers contain the components necessary to perform specific system sub-functions. These functions require connections which relayed information between electronic components and circuit boards, enabling the commands that are input by the user to be performed. Electronic connectors, in essence, enable circuit boards and electronic components to communicate with each other, via direct electrical connection. Connectors also are fundamental to modular construction of electronic assemblies enabling the disconnection and removal of circuit boards and other electronic components for testing, repair, and replacement.

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

         The Company's Product Line

         The Company primarily manufactures printed circuit board connectors that meet military or individual customer specifications. Certain of the Company's manufacturing and sales involve the competitive bidding process because of the military and/or government status of customers. The Company also manufactures a line of standard universal connectors which have common usage in the high technology and
         commercial  electronics   industries.   The  Company  serves  both  the
         commercial and military marketplace, manufacturing connectors for avionics, electronics, satellite, radar systems, test equipment, medical electronic and related industries.

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

         The Company's electronic printed circuit connectors are sold to original equipment manufacturers and distributors. The Company supplies its connectors to manufacturers who principally produce and distribute finished products as well as to distributors who resell the Company's products. Prior to the decrease in military and government spending over the last five (5) years, the Company's sales were made primarily to the government, military defense contractors and aerospace companies. However, since the decrease in military and government spending the Company has modified its product line so as to concentrate its sales efforts to commercial electronics companies. The Company still continues to market its connectors for use in government and military computers; military defense equipment and information systems; terrestrial, airborne and aerospace communications products; avionics and guidance systems and instrumental and electronic testing equipment.

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

         For the fiscal year ended April 2, 1999, the Company's principal customers included manufacturers of commercial electronics products, military defense contractors and distributors who service these markets. Sales to the commercial electronics and military defense markets comprised 25% and 74%, respectively, of the Company's net sales for the year ended April 2,1999. Approximately 1% of the Company's net sales for the year April 2,1999, were made internationally.

         New Product Development

         The Company maintains a program to increase the efficiency and performance of its connectors to meet anticipated and specific market needs. Computer and electronics technology is continuously changing and requires the redesign and development of connectors to adapt to these changes. Primarily, new technology has dictated a decrease in the size of solid state electronic components and smaller and denser high performance connectors. Management believes that a key ingredient to the Company's success is its ability to assist customers with a new design effort and prepare necessary drawing packages in a short period of time. After the customer approves the design, prototypes are built, approved by the customer and production is released. As an example, six new connectors have been introduced to a major commercial account. The Company's design effort on this product line began mid-year 1994 and was recently completed. The new development process with this commercial client has lead to substantial repeat business in the past fiscal year. The Company now has the ability to introduce this line to other commercial accounts.

         The  Company  has  also  recently  commenced   production  of  two  new
         connectors for the aerospace industry. To date early orders for pre-production units have been completed and the Company is awaiting commencement of production.

         One of the nation's leading radar system manufacturers has contracted with the Company for six new designs. The design work is complete, approvals have been obtained, and the Company is now in small-scale production. The Company anticipates full-scale production when the radar system is released for sale by the customer. During the fiscal year 1996, the Company's business with this customer doubled from the previous fiscal year.

         Several years ago, the Company designed and developed a form of compliant termination connector, which is named, "COMTAC". This product, which utilizes technology known as "Solderless Pin Technology", does not require the soldering of connector pins, but instead utilizes a spring type locking system in attaching the connector to the printed circuit board. This technology was patented in the United States under patent No. 4,720,268 and assigned to the Company on January 19, 1988. During fiscal year ended April 2, 1999 sales of the COMTAC connectors accounted for over 10% of the Company's total sales. The Company has sent to certain of its customers and potential customers pre-production units for evaluation. Although there can be no assurance of future sales, the Company is optimistic that this new technology will lead to an increase in sales.

         Commitments

         On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC"), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum.

         The balance remaining at April 2, 1999 was $184,440.

         Aggregate future principal payments are as follows:

              Fiscal Year Ending March:
              2000                                                    $50,693
              2001                                                     54,289
              2002                                                     58,795
              2003                                                     20,663
                                                                       ------
                                                                     $184,440
                                                                     ========
         In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan remained in effect.

         As of April 2, 1999, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

         The Company reported tangible net worth of $502,192. The ratio of current assets to current liabilities was .9 to 1.0.

         The Company has applied for additional waivers of this covenant. Neither the UDC or WAMCO XXIV has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation and the loan plus interest will become due and payable.

         The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $35,640 for the year ended April 2, 1999 and $40,176 for the year ended March 27, 1998.

         As of April 2, 1999, the Company reported arrears with respect to its contributions to the Union's health and welfare and pension plans. The amount due the health and welfare plan was $155,189 and the amount due the pension plan was $3,638.

         The total amount due of $158,827 is reported on the accompanying balance sheet in two components; $96,000 reported as a current liability and $62,827 as a long-term liability.

         In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

         The sum of $8,000 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 20 months. Additionally, both parties have agreed that current obligatory funding for the Pension Plan will be made on a timely current basis.

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

         At April 2, 1999 and March 27, 1998, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability.

         On those dates, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Accounting Standards No. 87.

         In August 1998, the Company was notified by the PBGC that the Company is liable to the PBGC for the following amounts as of September 1, 1998:

         $ 456,418 representing the amount of unfunded benefit liabilities of the Plan $ 242,097 representing funding liability $ 2,230 representing the premium liability

         The total amount claimed by the PBGC amounts to $700,745.

         The amount claimed is being contested by the Company, and the PBGC granted the Company an extension of time until February 22, 1999 in which to file an appeal. The Company did file an appeal and is presently awaiting a response from the PBGC.

         Marketing and Sales

         The market for connectors and interconnection devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors. For example, connectors include: printed circuit, rectangular I/O, circular, planar (IOC) RF coax, IC socket and fiber optic. The Company has been servicing a niche in the market by manufacturing HYPERTAC (TM) connectors and innovative Company-designed printed circuit connectors such as the COMTAC connectors. Previously, the Company was one of only three licensed manufacturers of the HYPERTAC (TM) design in the United States. In the fiscal year 1996, the Company learned that the other two licensees had merged. Moreover, the Company, based upon advice of counsel, determined that the HYPERTAC technology was no longer protected by a patent, and therefore was in the public domain. As a result, the Company notified the licensor that it would no longer be bound by the terms of its license agreement and the Company ceased making license payments. See Financial Statements and Notes thereto. The Company has received a brief notice from the licensor that it disputed the Company's interpretations and demanded return of certain equipment. No legal proceedings have been instituted by the licensor and the Company has not received any further notices. The Company does not anticipate manufacturing other types of connectors in the immediate future. The Company is continuously experimenting with innovative connection designs, which may cause it to alter its marketing plans in the future if a market should develop for any of its current or future innovative designs.

         The Company's products are marketed to original equipment manufacturers directly and through distributors serving primarily the government, military, aerospace and commercial electronics markets. The Company is also involved in developing new connectors for specific uses which result from changes in technology. This includes the COMTAC connectors. The Company assists customers in the development and design of connectors for specific customer applications. This service is marketed to customers who require the development of connectors and interconnection devices specially designed to accommodate the customers own products.

         The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 95% of the Company's net sales for the years ended April 2, 1999 and March 27, 1998, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

         Two (2) of the Company's customers accounted for 38% and 30% of the Company's net sales for the years ended April 2, 1999 and March 27, 1998, respectively. One of the Company's customers accounted for 31% and 12% of the Company's sales for the years ended April 2, 1999 and March 27, 1998 respectively.

         The Company currently employs 16 independent sales representatives to market its products in all regions in the United States. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended April 2, 1999.

         International sales accounted for less than 1% of sales for the years ended April 2, 1999 and March 27, 1998.

         Backlog of Orders/Capital Requirements

         The backlog of orders for the Company's products amounted to approximately $1,400,000 at April 2, 1999, as compared to $1,300,000 at March 28, 1998. A significant portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The estimated funds required to manufacture the current backlog of orders is estimated at $550,000. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

         Suppliers of Raw Materials and Component Parts

         The Company utilizes a variety of raw materials and manufactured component parts which it purchases from various suppliers. These materials and components are available from numerous sources and the Company does not believe that it will have a problem obtaining such materials in the future. However, any delay in the Company's ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs. In anticipation of such delays, the Company carries an inventory of raw materials and component parts to avoid shortages and to insure continued production.

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

         The Company expended an estimated $69,600 and $69,500 for the years ended April 2, 1999 and March 27, 1998, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received revenues of $96,200 and $103,800 for the years ended April 2, 1999 and March 27, 1998, respectively, pursuant to customer sponsored research activities.

         Employees

         The Company presently employs approximately 65 people, four (4) of whom are executive officers; three (3) are engaged in management activities; three (3) provide general and administrative services and approximately 55 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union") which expired on March 31, 1999 and was extended until April 30, 1999. On April 15, 1999, the Union and the Company negotiated a new contract which expires on March 31, 2002. The Company believes that it has a good relationship with its employees and the Union.

         Patents and Licenses

         Electrical connectors and interconnection devices are usually the subject of standard designs, therefore, only innovations of standards designs or the discovery of a new form of connector are patentable. The Company is continuously attempting to develop new forms of connectors or adaptations of current connector designs in an attempt to increase performance and decrease per unit costs. The Company has developed and designed the COMTAC connector which was patented on January 19, 1988, at which time the patent was assigned to the Company.

         Governmental Regulations

         The Company is subject to federal regulations under the Occupational Safety and Health Act ("OSHA") and the Defense Electrical Supply Command ("DESC"). OSHA provides federal guidelines and specifications to companies in order to insure the health and safety of employees. DESC oversees the quality and specifications of products and components manufactured and sold to the government and the defense industry. Although DESC continuously requires suppliers to meet changing specifications, the Company has not encountered any significant problems meeting such specifications and its products have, in the past, been approved. The Company is unaware of any changes in the government's regulations which are expected to materially affect the Company's business.

         Item 2.   Properties

         On December 1, 1998 the Company amended its lease on its premises by surrendering a portion of its rented premises back to the landlord. Accordingly, the base monthly rent was reduced to $ 10,397 or $121,765 per annum through December 1999 and to $9,397 or $112,765 per annum through the conclusion of the lease which ends August 23, 2001.

         The Company is obligated under this lease through August 23, 2001, at minimum annual rentals as follows:

                    Fiscal year ending:
                    -------------------
                    2000                              $121,765
                    2001                               112,765
                                                       -------
                                                      $234,530
                                                      ========

         The Company leases approximately 20,400 feet of space, of which it estimates; 6,000 square feet are used as executive, sales and administrative offices, 14,400 square feet are used for its manufacturing and plating.

         The net rental expense for the year ended April 2, 1999 for this lease was $180,979. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs. See "Legal Proceedings" for certain matters involving the Company's operating facility and offices.

         Item 3.   Legal Proceedings

         The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.

         As previously reported, the Company reached an agreement with its landlord, the New York Urban Development Corporation ("NYUDC") to settle certain matters related to the lease of its principal offices located in Brooklyn, New York, including a lawsuit brought by the NYUDC against the Company. The lawsuit, entitled New York City Economic Development Corporation against IEH

         Corporation, had been commenced in the Civil Court of the City of New York, Kings County (Index No. L&T 88890/97).

         The NYUDC claimed that IEH had not paid the proper rent due under its lease for the period from September 1, 1992 through April 1997. The NYUDC claimed damages of $236,000 plus interest of approximately $41,000.

         The Company determined it was in its best interest to settle the lawsuit. The parties agreed to a settlement, effective as of May, 1997 whereby the Company agreed to a repayment schedule for the amount due payable with interest at 8.25% per year. The monthly installments equal approximately $5,790 per month. The settlement provides for the entity, following notice and a cure period, of a default judgement by the NYUDC in the event the Company fails to timely pay amounts due under the lease and the settlement.

         Item 4.   Submission of Matters to Vote of Security Holders

         No matters were submitted to shareholders during the fourth quarter for the fiscal year ended April 2, 1999.

                                     PART II

         Item 5.   Market for Common Equity and Related Stockholder Matters

         Principal Market

         The Common Stock of the Registrant (the "Common Stock") is traded in the Over-The-Counter Market Bulletin Board under the symbol "IEHC"). On January 11, 1993, the Company's Common Stock was deleted from listing on the NASDAQ SmallCap Market System because of the Company's failure to maintain the minimum asset and shareholders equity requirements. On January 12, 1993, the Company's Common Stock was first quoted over the Electronic Bulletin Board (OTCBB).

         Market Information

         The range of high and low bid prices for the Company's Common Stock, for the periods indicated as set forth below. For the period to October 29, 1991, the Company was listed on the NASDAQ National Market System. On October 29, 1991, the Company's Common Stock was delisted from the NASDAQ National Market System and from October 29, 1991 to January 11, 1993, the Company's Common Stock was listed on the NASDAQ SmallCap Market System. On January 11, 1993, the Company's Common Stock was delisted from the NASDAQ SmallCap Market System and on January 13, 1993, the Company's Common Stock was first quoted over the Electronic Bulletin Board (OTCBB). Set forth below is a table indicating the high and low bid prices of the Common Stock during the periods indicated.

                               Year                          High         Low

           Fiscal Year ended April 2, 1999 (1)

           1st Quarter                                       .6875       .3281
           2nd Quarter                                       .3438       .2812
           3rd Quarter                                       .3125       .2812
           4th Quarter                                         .25         .25

           Fiscal Year ended March 27,1998 (1)

           1st Quarter                                       .1565      .15625
           2nd Quarter                                         .25      .15625
           3rd Quarter                                         .25         .25
           4th Quarter                                       .3125         .25


    (1)   As reported by the OTCBB.

         The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

         On June 21, 1999 the high bid and the low bid was 5/16.

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

         Approximated Number of Equity Security Holders

         The number of record holders of the Company's Common Stock as of June 19, 1999 was approximately 1,252. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies.

         Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                         Relationship to Total Revenues

                                                                                             April 2,           March 27,
                                                                                               1999             1998
                                                                                            ------------    --------------
           Operating Revenues (in thousands)                                                     $4,334            $4,750
                                                                                                 ------            ------
           Operating Expenses:
             (as a percentage of Operating Revenues)

                     Costs of Products Sold                                                       74.2%             72.1%
                       Selling, General and Administrative                                        19.5%             17.6%
                       Interest Expense                                                            3.2%              2.4%
                       Depreciation and amortization                                               6.3%              5.6%
                                                                                                   ----              ----

                              TOTAL COSTS AND EXPENSES                                           103.2%             97.7%

           Operating Income (loss)                                                               (3.2%)              2.3%

           Other Income                                                                              0%                0%
                                                                                                     --                --

           Income (loss) before Income Taxes                                                     (3.2%)              2.3%

           Income Taxes                                                                           (.3%)             (.3%)

           Net Income (loss)                                                                     (3.5%)              2.0%
                                                                                                 ======              ====

         Year End Results: April 2, 1999 Compared to March 27, 1998

         Operating revenues for the year ended April 2, 1999 amounted to $4,334,477 reflecting a 8.7% decrease versus prior year 1998 revenues for of $4,750,099. The decrease in revenues is a direct result of the Company's continuing efforts to redirect its sales efforts to the commercial electronic market and away from the governmental and military procurement sector.

         Cost of products sold amounted to $3,214,927 for the fiscal year ended April 2, 1999, or 74.2% of operating revenues. This reflected a decrease of 6.1% in the cost of products sold from $3,424,932 or 72% of operating revenues for the fiscal year ended March 27, 1998. This decrease, though marginal, is primarily due to management's efforts to control manufacturing costs.

         Selling, general and administrative expenses were $847,358 and $835,025 or 19.5% and 17.6% of operating revenues for the fiscal years ended April 2, 1999 and March 27, 1998, respectively. This category of expense increased 1.5% from the prior year. The increase can be attributed to increased variable expenses.

         Interest expense was $137,766 for the fiscal year ended April 2, 1999 or 3.2% of operating revenues. For the fiscal year ended March 27, 1998, interest expense was $116,104 or 2.4% of operating revenues. The increase of 18.7% reflects additional equipment loans obtained during the year.

         Depreciation and amortization of $273,029 or 6.3% of operating revenues was reported for the fiscal year ended April 2, 1999. This reflects an increase of 1.8% from the prior year ended March 27, 1998 of $268,173 or 5.6% of operating revenues. The increase is a result of additional acquisitions of new plant and equipment and computers.

         The Company reported a net loss of $152,824 for the year ended April 2, 1999 representing basic loss of $.066 per share as compared to net income of $95,651 or $0.42 per share for the year ended March 27, 1998. The net income decrease for the current year can, in part, be attributed to an increase in the costs of products sold and interest expense.

         Liquidity and Capital Resources

         The Company reported working capital deficit of $188,877 as compared to a working capital of $102,821 at March 27, 1998. The decrease in working capital of $291,698 was attributable to the following items:

          Net income (loss)  (excluding depreciation and amortization)
                                                                       $120,205
          Capital expenditures
                                                                       (306,137)
          Other transactions
                                                                       (105,766)


         As a result of the above, the current ratio (current assets to current liabilities) was .9 to 1 at April 2, 1999 as compared to 1.1 to 1 at March 27, 1998. Current liabilities at April 2, 1999 were $1,955,702 compared to $1,742,860 at March 27, 1998. This decrease in the current ratio is primarily reflective of a decrease in accounts receivable as well as an increase in accounts payable and in accounts receivable financed.

         The Company expensed $306,137 in capital expenditures in fiscal 1999 against depreciation of $273,029 for the year ended April 2, 1999.

         The net loss of $152,824 for the year ended April 2, 1999 decreased stockholders' equity to $502,192 as compared to stockholders' equity of $655,033 at March 27, 1998.

         The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a maximum of 12% per annum. At April 2, 1999 the amount outstanding was $759,330 as compared to $656,015 at March 27, 1998.

         As of April 2, 1999 and as of March 27, 1998, the Company failed to meet the tangible net worth covenant contained in its loan agreement with the Urban Development Corporation ("UDC"). The

         Company has not been in compliance with this ratio since fiscal year 1994. The Company received a waiver of this covenant from the UDC for the period ending March 31, 1994. The Company has requested a continued waiver from the UDC. To date, the UDC has not declared an event of default. The Company has been notified that the loan was recently sold by UDC to a third party. There are no assurances that the Company will receive any additional waivers of this covenant and therefore, the Company may be deemed to be in noncompliance with its loan obligation to the UDC.

         Effects of Inflation

         The Company does not view the effects of inflation to have a material effect upon its business. Increases in costs of raw materials and labor costs have been offset by increases in the price of the Company's products, as well as reductions in costs of production, reflecting management's efforts in this area. While the Company has in the past increased its prices to customers, it has maintained its relative competitive price position. However, significant decreases in government, military subcontractor spending has provided excess production capacity in the industry which in turn has tightened pricing margins.

         Item 7.   Financial Statements

         See Index to Financial Statements attached hereto.

         Item 8. Changes in and Disagreements with Accountants on Accounting Financial Disclosure.

         The Company had no disagreements with its accountants during the last two fiscal years.

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

         The executive officers and directors of the Company are as follows:

               Name        Age                        Office

         Michael Offerman  58   Chairman of the Board of Directors and President

         Ralph Acello      62   Vice-President - Production and Director

         Robert Knoth      57   Secretary and Treasurer

         Murray Sennet     76   Director

         Allen Gottlieb    58   Director

         Robert Pittman    74   Director

         Joan Prideaux     66   Vice-President - Sales and Marketing

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

         Murray Sennet has been a member of the Company's Board of Directors since 1970. Mr. Sennet was the Secretary and the Treasurer of the Company at the time of his retirement in April, 1986.

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

         Stephen Reich is the Director of Purchasing, a position he has held since July 1995. Prior to joining the Company, Mr. Reich owned and operated a retail business. Lawrence Schwartz is the Quality Control manager, a position he has held since July 1997. Mr. Schwartz was employed by Precision International a manufacturing company of automotive parts.

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

Item 10.   Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Corporation during the fiscal years ended April 2, 1999, March 27, 1998, and March 28, 1997 for the Corporation's Chief Executive Officer:

                                                                                                  Other Annual
Name and Principal Position                             Year           Salary       Bonus         Compensation

Michael Offerman, Chief Executive officer,
President (1)                                          April 2, 1999     $97,961        -                   0
                                                      March 27, 1998     100,000        -                   0
                                                      March 29, 1997      92,404        -                   0

(1) During the years ended April 2, 1999, March 27, 1998 and March 28, 1997, the Corporation provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Corporation of such automobile or automobile allowances. The Corporation is unable to determine without unreasonable effort and expense the specific amount of such benefit, however, the Corporation has concluded that the aggregate amounts of such personal benefit for Mr. Offerman does not exceed $25,000 or 10% of the compensation reported as total salary and bonus reported. Effective January 1, 1995, Mr. Offerman entered into an employment agreement with the Company to increase his salary to $100,000 per annum. Mr. Offerman agreed that, not withstanding the terms of his new employment agreement, he was paid at the rate of $97,961 for fiscal 1999.

         See "Employment Agreements". No other officer of the Corporation received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended April 2, 1999 or March 27, 1998 or March 28, 1997.

Pension/Benefit Incentive Plan

In 1964, the Corporation's Shareholders and Board of Directors adopted a contributory pension plan (the "Salaried Pension Plan") effective April 1, 1964, for salaried employees of the Corporation. The Salaried Pension Plan as revised on April 1, 1987, provides for retirement benefits for qualified employees upon or prior to retirement. For early retirement, employees are eligible to receive a portion of their retirement benefits, starting 10 years prior to the employees anticipated normal retirement age (age 65), if the employee has completed 15 years of service to the Corporation. The employee is eligible to receive reduced retirement benefits based on an actuarial table for a period not exceeding ten
(10) years of his lifetime. In no event would benefits exceed $12,000 per year.

For normal retirement at the age of sixty-five (65) the employee is entitled to receive full retirement benefits for a period not exceeding ten (10) years of his lifetime. If the employee should die prior to the ten year period, his beneficiaries will continue to receive the full benefit for the remainder of the ten year term. In no event will benefits exceed $12,000 per year.

If payment is made on the "joint and survivor basis" as elected by the employee, benefits will be provided to both the employee and spouse on a reduced basis over the life of both the employee and his spouse. If the employee should die prior to the guaranteed ten year period, the spouse will receive the employee benefit for the remainder of the term, after which, the spouse will received the reduced spousal benefit for the life of the spouse. In no event will the benefits pursuant to the joint and survivor basis exceed $12,000 per year.

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

Employment Agreements

In August, 1995, the Board of Directors approved the terms of an employment agreement with Michael Offerman, its President and Chairman of the Board. Effective as of January 1, 1995, the terms of he Employment Agreement provide that Mr. Offerman's salary will be $100,000 per year and that he will be employed as President of the Company until a term expiring on December 31, 1999. Mr. Offerman agreed to defer the increase in his salary from the previous year's rate of compensation ($86,875) until October 20, 1995 and further agreed to receive on $92,404 in salary for the fiscal year ended April 2,1998. Commencing in September 1997, Mr. Offerman began receiving compensation at the rate of $100,000 per year in accordance with his employment agreement. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits and the use of a full size automobile during the term. The Company also agreed to pay the premium for a $150,000 term life insurance policy payable to Mr. Offerman's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Offerman at the expiration of his term, the Company has agreed to pay Mr. Offerman the sum of $75,000. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr. Offerman's employment is terminated or he resigns, then Mr. Offerman will be entitled to receive a sum equal to the balance of his base salary for the remainder of the term plus $75,000. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities, (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Offerman the sum of $75,000.

In August, 1995, the Board of Directors approved the terms of an employment agreement with Ralph Acello, its Vice-President-Production. Effective as of January 1, 1995, the terms of the Employment Agreement provide that Mr. Acello's salary will be $61,300 per year and that he will be employed as Vice President-Production of the Company until a term expiring on December 31, 1999. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits and the use of a full size automobile during the term. The Company also agreed to pay the premium of a $150,000 term life insurance policy payable to Mr. Acello's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Acello at the expiration of his term, the Company has agreed to pay Mr. Acello the sum of $45,975. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr.
Acello's employment is terminated or he resigns, then Mr. Acello will be entitled to receive a sum equal to the balance of his base salary for the remained of his term plus $45,975. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities, (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Acello the sum of $45,975.

In August, 1995, the Board of Directors approved the terms of an employment agreement with Robert Knoth. Effective as of January 1, 1995, the terms of the Employment Agreement provide that Mr. Knoth's salary will be $59,500 per year and that he will be employed as Secretary and Treasurer until a term expiring on December 31, 1999. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits. The Company also agreed to pay the premium of a $150,000 term life insurance policy payable to Mr. Knoth's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Knoth at the expiration of his term, the Company has agreed to pay Mr. Knoth the sum of $44,625. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr. Knoth's employment is terminated or he resigns, then Mr. Knoth will be entitled to receive a sum equal to the balance of his base salary for the remainder of the term plus $44,625. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities, (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such a merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Knoth the sum of $44,625.

In December 1997, the Board of Directors approved the terms of an employment agreement with Joan Prideaux. The terms of the employment agreement provide that Ms. Prideaux's salary will be $57,000 per year and that she will be employed as Vice President-Sales and Marketing. The agreement is for a period of five years. As further provided under the terms of the employment agreement, the Company will provide certain benefits such as health benefits. The Company also agreed to pay the premium of a $150,000 term life insurance policy payable to Ms. Prideaux's beneficiary. In the event the Company declines to enter into a new employment agreement with Ms. Prideaux at the expiration of the term, the Company has agreed to pay Ms. Prideaux the sum of $42,750. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Ms. Prideaux's employment is terminated or he resigns, then she will be entitled to receive a sum equal to the balance of her base salary for the remainder of the term plus $42,750. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities, (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such a merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Ms. Prideaux the sum of $42,750.

Cash Bonus Plan

In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal years ended April 2, 1999, March 27, 1998, March 28, 1997.

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management
                  ----------------------------------------

         The following table sets forth certain  information as of June 25, 1999 with respect to (i) the persons  (including  any "group" as that term is used in

Section 13(d)(3) of the Securities  Exchange Act of 1934),  known by the Company to be the  beneficial  owner of more than five  percent (5%) of any class of the

Company's voting  securities;  (ii) each Executive Officer and Director who owns

Common Stock in the Company; and (iii) all Executive Officers and Directors as a

group. As of June 25, 1999,  there were 2,303,468  shares of Common Stock issued and outstanding.

                                                              Amount of and Nature
                                  Name and Address of            of Beneficial
       Title of Class              Beneficial Owner                Ownership               Percentage of Class
-------------------------------------------------------------------------------------------------------------------
Common Stock $.50            Michael Offerman                                 399,784             17.4%
Par Value                    140 58th Street
                             Brooklyn, NY  11220(1)

                             Murray Sennet                                      24,500             1.1%
                             1900 Manor Lane
                             Plano, TX  75093

                             Allen Gottlieb                                          0              0
                             325 Coral Way
                             Ft. Lauderdale. FL
                             33301

                             Robert Pittman                                     20,000              *
                             45 Ocean Avenue
                             Monmouth Bch, NJ
                             07750

                             Gerard Deiss
                             16 Rue De La Mart                                547,000             23.7%
                             Chartreuil
                             6-68 490
                             Mere Par Montfort
                             L'Amaury, France (2)

                             David Lopez and                                   278,000            12.1%
                             Nancy Lopez
                             Edge of Woods
                             P.O. Box 323
                             Southampton, NY
                             11968


                             All Officers &                                    444,284            19.3%
                             Directors as a Group
                             (4 in number)

----------
*  Less than 1%.

1 43,600 shares of Common Stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.

2 These shares are beneficially owned by Mr. Deiss through a Liechtenstein trust.

All shares set forth above are directly by the named individual unless otherwise stated.

Item 12.   Certain Relationships and Related Transactions

See "Executive Compensation-Employment Agreements" for a discussion of the employment agreements between the Company and management.

Item 13.   Exhibits, Lists and Reports on Form on Form 8-K

(a)   Exhibits filed with Form 10-KBS:

         See Exhibit List Annexed

(b)   Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the last quarter of the period covered by this Report.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     IEH CORPORATION

                                               By:   /s/ Michael Offerman
                                                     ---------------------------
                                                     Michael Offerman, President
Dated:   June 29, 1999


Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Michael Offerman                                            June 29, 1999
------------------------------------
Michael Offerman, Chairman of the
Board and President

/s/   Ralph Acello                                                 June 29, 1999
------------------------------------
Ralph Acello
Vice President and Director

/s/  Robert Knoth                                                  June 29, 1999
------------------------------------
Robert Knoth, Secretary and
Treasurer

/s/  Murray Sennet                                                 June 29, 1999
------------------------------------
Murray Sennet, Director


/s/  Robert Pittman                                                June 29, 1999
------------------------------------
Robert Pittman, Director


/s/  Alan Gottlieb                                                 June 29, 1999
------------------------------------
Alan Gottlieb, Director

                                    Contents

                        April 2, 1999 and March 27, 1998

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
Report of Independent Certified Public Accountant                                                                21

Financial Statements:

         Balance Sheets as of April 2, 1999 and March 27, 1998                                                 22-23

         Statement of Operations for the twelve months ended April 2, 1999
              and March 27, 1998                                                                                 24

         Statement of Stockholders' Equity as of April 2, 1999 and March 27, 1998                                25

         Statement of Cash Flows for the years ended April 2, 1999 and March 27, 1998                         26-27

Notes to Financial Statements                                                                                 28-36

                Report of Independent Certified Public Accountant

Board of Directors
IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation as of April 2, 1999 and March 27, 1998 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended April 2, 1999 and March 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of April 2, 1999 and March 27, 1998 and the results of its operations and its cash flows for each of the two years in the period ended April 2, 1999 and March 27, 1998 in conformity with generally accepted accounting principals.


Jerome Rosenberg, CPA, P.C.

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of April 2, 1999 and March 27, 1998

                                                                                          April 2,               March 27,
                                                                                            1999                   1998
                                                                                                                  (Note1)
                             ASSETS
CURRENT ASSETS:
Cash                                                                                         $15,120               $19,454
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at April 2, 1999 and March 27, 1998                                            810,551               838,721
Inventories (Note 2)                                                                         926,471               949,282
Prepaid expenses and other current assets (Note 3)                                            14,683                38,224
                                                                                              ------                ------

          Total current assets                                                             1,766,825             1,845,681
                                                                                           ---------             ---------


PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of
   $4,777,296 at April 2, 1999
   and $4,504,267 at March 27, 1998 (Note 4)                                               1,438,733             1,405,625
                                                                                           ---------             ---------


OTHER ASSETS:
  Prepaid pension cost (Note 10)                                                              43,949                43,949
  Other assets                                                                                46,622                47,429
                                                                                              ------                ------
                                                                                              90,571                91,378
                                                                                              ------                ------


Total assets                                                                              $3,296,129            $3,342,684
                                                                                          ==========            ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     AS of April 2, 1999 and March 27, 1998

                                                                                          April 2,               March 27,
                                                                                            1999                   1998
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing (Note 5)                                                         $759,330              $656,015
Notes payable, equipment, current portion (Note 8)                                               25,333
                                                                                                             0
Notes payable, current portion (Note 7)                                                          60,798                56,000
Loans payable, current portion (Note 9)                                                          50,693                48,530
Accrued corporate income taxes                                                                   15,352                15,332
Union pension and health & welfare, current portion (Note 11)                                    96,000               120,000
Accounts payable                                                                                769,893               722,957
Other current liabilities (Note 6)                                                              178,303               124,026
                                                                                                -------               -------

          Total current liabilities                                                           1,955,702             1,742,860
                                                                                              ---------             ---------

LONG-TERM LIABILITIES:
Pension Plan payable (Note 11)                                                                  516,966              516,966
Notes payable, equipment, less current portion (Note 8)                                          52,936                    0
Notes payable, less current portion (Note 7)                                                     71,759              132,558
Loan payable, less current portion (Note 9)                                                     133,747              184,440
Union pension & health & health & welfare, less current
   portion (Note 12)                                                                             62,827              110,827
                                                                                                 ------              -------
          Total long-term liabilities                                                           838,235              944,791
                                                                                               --------              -------
          Total liabilities                                                                   2,793,937            2,687,651
                                                                                              ---------             ---------
STOCKHOLDERS' EQUITY:
Common stock,  $.50 par value;  10,000,000 shares  authorized,  2,303,468 shares issued  and  outstanding  at April 2, 1999 and  2,303,502  shares  issued and outstanding at March 27, 1998
   Note 13)                                                                                   1,151,734            1,151,751
Capital in excess of par value                                                                1,615,874            1,615,874
Retained earnings (Deficit)                                                                 (2,265,416)           (2,112,592)
                                                                                            -----------          -----------
          Total stockholders' equity                                                            502,192              655,033
                                                                                                -------              -------

          Total liabilities and stockholders' equity                                         $3,296,129           $3,342,684
                                                                                              =========            =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS

                                                                                               Years Ended
                                                                                       April 2,             March 27,
                                                                                         1999                  1998
                                                                                   -----------------     -----------------
          REVENUE, net sales (Note 15)                                               $4,334,477            $4,750,099
                                                                                      ---------             ---------

          COSTS AND EXPENSES:

            Cost of products sold                                                       3,214,927             3,424,932
            Selling, general and administrative                                           847,358               835,025
            Interest expense                                                              137,766               116,104
            Depreciation and amortization                                                 273,029               268,173
                                                                                          -------               -------
                                                                                        4,473,080             4,644,234
                                                                                        ---------             ---------

          OPERATING INCOME (LOSS)                                                        (138,603)              105,865

          OTHER INCOME                                                                        810                 1,131

          INCOME (LOSS) BEFORE INCOME TAXES                                              (137,793)              106,996

          PROVISION FOR INCOME TAXES                                                        15,031               11,345
                                                                                            ------               ------

          NET INCOME (LOSS)                                                              $(152,824)             $95,651
                                                                                         =========               ======

          Basic and Diluted Earnings per common share (Note 1)                              $(.066)               $.042
                                                                                             ======                ====
          Weighted average number of  common shares
            outstanding (in thousands)                                                       2,303                2,303
                                                                                             =====                =====

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
               For the Years Ended April 2, 1999 and March 27,1998

                                                                                        Capital in Excess        Retained Earnings
                                                           Common Stock                   of Par Value               (Deficit)
                                                 ----------------------------------    --------------------    -------------------
                                                     Shares             Amount
                                                 ---------------    ---------------
Balances, March 28, 1997                            2,303,502       $1,151,751                  $1,615,874     $(2,208,243)
Net Income: Year ended March 27,1998
                                                                                                                    95,651
                                                 ---------------    ---------------    --------------------    -------------------
Balances, March 27, 1998                            2,303,502        1,151,751                   1,615,874     (2,112,592)

Retirement of common stock at September
25, 1998
                                                          (34)             (17)
Net Loss: Year ended April 2, 1999
                                                                                                                  (152,824)
                                                 ---------------    ---------------    --------------------    -------------------
Balances, April 2, 1999                             2,303,468       $1,151,734                  $1,615,874     $(2,265,416)
                                                   ==========        =========                   =========



                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
           For the Twelve Months Ended April 2, 1999 and March 27,1998

                                                                                           Years  Ended
                                                                                 ----------------------------------
                                                                                     April  2,        March 27,
                                                                                       1999             1998
                                                                                 ---------------- -----------------
CASH FLOWS FROM  OPERATING  ACTIVITIES:
 Net income (loss)                                                                 $(152,824)             $95,651

  Adjustments to reconcile net income to net cash used in operating activities

  Depreciation and amortization                                                      273,029              268,173

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                                          28,170             (186,848)
  (Increase) decrease inventories                                                     22,811              157,818
  (Increase) decrease in prepaid expenses and other current assets                    23,541               14,405
  (Increase) decrease in other receivables                                                 0               30,492

  (Increase) decrease in other assets                                                    807                  369

  (Decrease) increase in accounts payable                                             46,937             (351,946)
  (Decrease) increase in other current liabilities                                    54,277               (7,809)

  Increase in accrued corporate income taxes                                              20                 7,115
  (Decrease) in due to union pension & health & welfare                              (72,000)              (83,664)
                                                                                     --------              --------

               Total adjustments                                                     377,592              (151,895)
                                                                                     -------              ---------

NET CASH PROVIDED BY (USED) FOR OPERATING ACTIVITIES                                 224,768               (56,244)
                                                                                     -------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                                    (306,137)             (192,957)
                                                                                   ---------             ---------

          NET CASH USED IN INVESTING ACTIVITIES                                   $(306,137)            $(192,957)
                                                                                   ---------             ---------

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
           For the Twelve Months Ended April 2, 1999 and March 27, 1998

                                                                                           April 2,              March 27,
                                                                                             1999                  1998
                                                                                      -------------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of common shares                                                                 $    (17)          $      0

Principal payments on notes payable                                                          (49,231)           (63,928)
Increase in notes payable                                                                     86,195            236,000
Proceeds from accounts receivable financing                                                  103,315            119,558
Principal payments on loan payable                                                           (48,530)           (52,946)
                                                                                            --------           --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                                              77,035            253,381
                                                                                            --------           --------
INCREASE (DECREASE) IN CASH                                                                   (4,334)             4,180

CASH, beginning of period                                                                     19,454             15,274
                                                                                            --------           --------

CASH, end of period                                                                         $ 15,120           $ 19,454
                                                                                            ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the nine months for:

     Interest                                                                              $ 137,766           $116,104
                                                                                           =========           ========

     Income Taxes                                                                          $  15,031           $ 11,345
                                                                                           =========           ========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  Description of Business:

                  The Company is engaged in the design, development, manufacture and distribution of high performance electronic printed circuit connectors and specialized interconnection devices. Electronic connectors and interconnection devices are used in providing electrical connections between electronic component assemblies. The Company develops and manufactures connectors which are designed for a variety of high technology and high performance applications, and are primarily utilized by those users who require highly efficient and dense (the space between connection pins with the connector) electrical connections.

                  The Company is continuously redesigning and adapting its connectors to meet and keep pace with developments in the electronics industry and has, for example, developed connectors for use with flex-circuits now being used in aerospace programs, computers, air-borne communications systems, testing systems and other areas. The Company also services its connectors to meet specified product requirements.

                  Accounting Period:

                  The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31st. The year ended April 2, 1999 was comprised of 53 weeks and the year ended March 27, 1998 was comprised of 52 weeks.

                  Revenue Recognition:

                  Revenues are recognized at the shipping date of the Company's products.

                  Inventories:

                  Inventories are stated at cost, on a first-in, first-out basis, which does not exceed market value.

                  Concentration of Credit Risk:

                  The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either April 2, 1999 or March 27, 1998.

                  Property, Plant and Equipment:

                  Property, plant and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives (3-10 years) of the related assets.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

                  Maintenance and repair expenditures are charged to operations, and renewals and betterments are capitalized. Items of property, plant and equipment which are sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation or amortization account. Any gain or loss thereon is either credited or charged to operations.

                  Income Taxes:

                  The Company follows the policy of treating investment tax credits as a reduction in the provision for federal income tax in the year in which the credit arises or may be utilized. Deferred income taxes arise from temporary differences resulting from different depreciation methods used for financial and income tax purposes. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

                  Net Income Per Share:

                  The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended April 2, 1999 and March 27, 1998, there were no differences between basic and diluted earnings per share.

                  Fair Value of Financial Instruments:

                  The carrying value of the Company's financial instruments, consisting of accounts receivable, accounts payable, and borrowings, approximate their fair value.

                  Use of Estimates:

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

                  Impairment of Long-Lived Assets:

                  SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

                  Impairment of Long-Lived Assets: (continued)

                  carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121 effective April 2, 1999. There was no impact of such adoption on the Company's financial condition and results of operations.

                  Reporting Comprehensive Income:

                  The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The adoptions of SFAS No. 130 did not significantly impact on the Company's reported net income (loss).

                  Segment Information:

                  The Company has adopted the provisions of SFAS No. 131, "Disclosures About Segment of An Enterprise and Related Information". This Statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position. The disclosure of major customers is reported in Note 15. Sales outside of the United States accounted for less than one percent (1%) of total revenue.

                  Effect of New Accounting Pronouncements:

                  During 1998 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Statement requires the capitalization of internal use computer software costs if certain criteria are met. The capitalized software costs will be amortized on a straight-line basis over the useful life of the software. The Company will adopt the Statement as of April 3, 1999. The adoption of the Statement is not expected to have a material impact on the Company's financial statements.

                  In April 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting On The Costs Of Start-Up Activities". The SOP, which is effective for fiscal years beginning after

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                  December 15, 1998, requires entities to expense start-up costs and organization costs for establishing new operations. Management does not expect this Statement to significantly impact the Company's financial statements.

Note 2 -          INVENTORIES:

                  Inventories are comprised of the following:

                                                   April 2,         March 27,
                                                     1999             1998
                                                 -------------    --------------

                    Raw materials                  $702,176          $651,975
                    Work in progress                122,606            99,523
                    Finished goods                  101,689           197,784
                                                    -------           -------

                                                   $926,471          $949,282
                                                   ========          ========


Note 3 -          PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                                April 2,          March 27,
                                                  1999               1998
                                               ------------    -----------------

                    Prepaid insurance              $14,077           $34,356
                    Other current assets               606             3,868
                                                       ---             -----

                                                   $14,683           $38,224
                                                   =======           =======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 4 -          PROPERTY, PLANT AND EQUIPMENT:

                  Property, plant and equipment are as follows:

                                                                       April 2,            March 27,
                                                                         1999                 1998
                                                                    ----------------    -----------------
                    Computers                                           $161,896              $53,590
                    Leasehold improvements                               583,206              568,006
                    Machinery and equipment                            3,854,973            3,757,381
                    Tools and dies                                     1,455,938            1,370,899
                    Furniture and fixture                                148,770              148,770
                    Transportation equipment                              11,246               11,246
                                                                          ------               ------

                                                                       6,216,029            5,909,892

                    Less: accumulated depreciation and
                    amortization                                       4,777,296            4,504,267
                                                                       ---------            ---------

                                                                      $1,438,733           $1,405,625
                                                                      ==========           ==========


Note 5 -          ACCOUNTS RECEIVABLE FINANCING:

                  The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above The Chase Manhattan Bank's publicly announced rate (8.75%) at April 2, 1999, with a maximum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 6 -          OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                                    April 2,          March 27,
                                                     1999              1998
                                                 -------------    --------------
                   Payroll and vacation accruals      $77,787           $28,300
                   Sales commissions                   21,178             9,574
                   Pension plan payable                65,489            65,489
                   Other                               13,849            20,663
                                                 -------------    --------------

                                                     $178,303          $124,026
                                                     ========          ========
Note 7 -          NOTES PAYABLE:

                  The Company was in arrears in the amount of $236,000 to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period, by the Company issuing notes payable to NYCEDC. The note bears interest at the rate of 8.25% per annum. The balance remaining at April 2, 1999 was $132,557, with $60,798 being reported as a current liability and the remainder being reported as a long-term liability. (See Note 12 - relating to lease reduction)

Note 8 -          NOTES PAYABLE EQUIPMENT:

                  The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at April 2, 1999 amounted to $78,269.

                  Aggregate future principal payments are as follows:

                    2000                         $15,597
                    2001                          15,597
                    2002                          15,597
                    2003                          15,597
                    Thereafter                    15,881
                                                  ------
                                                 $78,269
Note 9 -          LOAN PAYABLE:

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC"), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 9 - LOAN PAYABLE  (continued):

                  The balance remaining at April 2, 1999 was $184,440.

                  Aggregate future principal payments are as follows:

                  Fiscal Year Ending March:
                  2000                                        $50,693
                  2001                                         54,289
                  2002                                         58,795
                  2003                                         20,663
                                                               ------
                                                             $184,440

                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan remained in effect.

                  As of April 2, 1999, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

                  The Company reported tangible net worth of $502,192. The ratio of current assets to current liabilities was .9 to 1.0.

                  The Company has applied for additional waivers of this covenant. Neither the UDC or WAMCO XXIV has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation and the loan plus interest will become due and payable.

Note 10 -         INCOME TAXES:

                  The Company has available at April 2, 1999, for federal income tax purposes, a net operating loss carryforward of approximately $2,150,000 of which approximately $1,300,000 will expire in 2007 with the balance in 2010. In addition, the Company has unused investment tax credits of approximately $86,000 which expire between 1999 and 2002.

Note 11 -         PENSION PLAN-SALARIED PERSONEL:

                  On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 11 - PENSION PLAN - SALARIED PERSONNEL (continued):

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

                  At April 2, 1999 and March 27, 1998, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability.

                  On those dates, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Accounting Standards No. 87.

                  In August 1998, the Company was notified by the PBGC that the Company is liable to the PBGC for the following amounts as of September 1, 1998:

                  o $ 456,418   representing  the  amount  of  unfunded  benefit
                    liabilities of the Plan
                  o $242,097 representing funding liability
                  o $2,230 representing the premium liability

                  The total amount claimed by the PBGC amounts to $700,745.

                  The amount claimed is being contested by the Company, and the PBGC granted the Company an extension of time until February 22, 1999 in which to file an appeal. The Company did file an appeal and is presently awaiting a response from the PBGC.

Note 12 -         COMMITMENTS:

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

                  On December 1, 1998 the Company amended its lease on its premises by surrendering a portion of its rented premises back to the landlord. Accordingly, the base monthly rent was reduced to

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 12 -         COMMITMENTS:

                  $ 10,397 or $121,765 per annum through December 1999 and to $9,397 or $112,765 per annum through the conclusion of the lease which ends August 23, 2001.

                  The Company is obligated under this lease through August 23, 2001, at minimum annual rentals as follows:

                  Fiscal year ending:

                    2000                              $121,765
                    2001                               112,765
                                                       -------
                                                      $234,530
                                                      ========

                  The net rental expense for the year ended April 2, 1999 for this lease was $180,979.

                  (See Note 7-Notes Payable relating to rent arrears agreement)

                  The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $35,640 for the year ended April 2, 1999 and $40,176 for the year ended March 27, 1998.

                  As of April 2, 1999, the Company reported arrears with respect to its contributions to the Union's health and welfare and pension plans. The amount due the health and welfare plan was $155,189 and the amount due the pension plan was $3,638.

                  The  total   amount  due  of   $158,827  is  reported  on  the
                  accompanying balance sheet in two components; $96,000 reported as a current liability and $62,827 as a long-term liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


                  In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

                  The sum of $8,000 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 20 months. Additionally, both parties have agreed that current obligatory funding for the Pension Fund will be made on a timely current basis.

Note 13 -         CHANGES IN STOCKHOLDERS' EQUITY:

                  The Company retired 34 shares of its issued and outstanding common stock during the quarter ended September 25, 1998.

                  Retained earnings (deficit) increased by $152,824, which represents the net loss for the twelve months ended April 2, 1999.

Note 14 -         YEAR 2000 COMPUTER ISSUE:

                  The Company does not believe that the year 2000 computer issue will have a significant impact on its operations or financial position. The Company has allocated approximately $110,000 to upgrade its computer operations to obviate any potential problems that might arise as a result of the impact of the year 2000. To date, the Company has acquired new computer equipment at a cost of $108, 306. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, there can be no assurances that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

Note 15 -         REVENUES FROM MAJOR CUSTOMERS:

                  In the fiscal year ended April 2, 1999, more than 31% of the Company's total revenues were earned from one customer. Total sales to this customer were approximately $1,307,000.

                                    Exhibits

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