Form 10QSB
period 1999-06-27
IEH CORPORATION
filed 1999-08-17
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

                           Commission File No. O-5258

                                 IEH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                  1365549348
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

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

                               Yes  [ X ]      No   [   ]

         2,303,468 shares of Common Shares, par value $.50 per share, were outstanding as of August 11, 1999.

                                 IEH CORPORATION

                                    CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION


ITEM 1- FINANICAL STATEMENTS


         Balance Sheets as of July 2, 1999 (Unaudited) and April 2, 1999    2-3


         Statement of Operations (Unaudited) for the three months ended
              July 2, 1999 and June 26, 1998                                  4


         Statement of Cash Flows (Unaudited) for the three months ended
              July 2, 1999 and June 26, 1998                                5-6


         Notes to Financial Statements (Unaudited)                         7-11


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               12-13


Part II - OTHER INFORMATION                                                  14

                                     IEH CORPORATION

                                      BALANCE SHEETS
                           As of July 2, 1999 and April 2, 1999


                                                                July 2,         April 2,
                                                                 1999             1999
                                                              (Unaudited)       (Note 1)
                                                               ----------     ----------
                                     ASSETS
CURRENT ASSETS:
Cash .....................................................     $    4,950     $   15,120
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at July 2, 1999 and April 2, 1999 ..........      1,141,943        810,551
Inventories (Note 2) .....................................        903,000        926,471
Prepaid expenses and other current assets (Note 3) .......         12,177         14,683
                                                               ----------     ----------
          Total current assets ...........................      2,062,070      1,766,825
                                                               ----------     ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of
   $4,852,821 at July 2, 1999
   and $4,777,296 at April 2, 1999 .......................      1,394,538      1,438,733
                                                               ----------     ----------


OTHER ASSETS:
  Prepaid pension cost (Note 8) ..........................         43,949         43,949
  Other assets ...........................................         46,486         46,622
                                                               ----------     ----------
                                                                   90,435         90,571
                                                               ----------     ----------

                                                               ----------     ----------
Total assets .............................................     $3,547,043     $3,296,129
                                                               ==========     ==========

                 See accompanying notes to financial statements

                                         IEH CORPORATION

                                         BALANCE SHEETS
                              As of July 2, 1999 and April 2, 1999


                                                                      July 2,         April 2,
                                                                       1999             1999
                                                                    (Unaudited)       (Note 1)
                                                                   -----------      -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing ................................     $ 1,019,732      $   759,330
Notes payable, equipment, current portion (Note 7) ...........          25,333           25,333
Notes payable, current portion (Note 6) ......................          62,062           60,798

Loans payable, current portion (Note 5) ......................          51,069           50,693
Accrued corporate income taxes ...............................          17,565           15,352
Union pension and health & welfare, current portion (Note 8) .          96,000           96,000
Accounts payable .............................................         776,545          769,893
Other current liabilities (Note 4) ...........................         191,581          178,303
                                                                   -----------      -----------

          Total current liabilities ..........................       2,239,887        1,955,702

LONG-TERM LIABILITIES:
Pension Plan payable (Note 8) ................................         516,966          516,966
Notes payable, equipment, less current portion (Note 7) ......          49,102           52,936
Notes payable, less current portion (Note 6) .................          55,893           71,759
Loan payable, less current portion (Note 5) ..................         120,842          133,747
Union pension & health & health & welfare,
  less current portion (Note 8) ..............................          62,827           62,827
                                                                   -----------      -----------
          Total long-term liabilities ........................         805,630          838,235
                                                                   -----------      -----------

          Total liabilities ..................................       3,045,517        2,793,937
                                                                   -----------      -----------
STOCKHOLDERS' EQUITY:
Common stock,  $.50 par value;  10,000,000 shares  authorized,
   2,303,468 shares issued and outstanding at July 2, 1999 and
   April 2, 1999 (Note 9) ....................................       1,151,734        1,151,734
Capital in excess of par value ...............................       1,615,891        1,615,874
Retained earnings (Deficit) ..................................      (2,266,099)      (2,265,416)
                                                                   -----------      -----------
          Total stockholders' equity .........................         501,526          502,192
                                                                   -----------      -----------

          Total liabilities and stockholders' equity .........     $ 3,547,043      $ 3,296,129
                                                                   ===========      ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                       July 2,          June 26,
                                                        1999               1998
                                                    -----------      -----------
                                                     (Unaudited)        (Note 1)

REVENUE, net sales ............................     $ 1,134,232      $ 1,233,649

COSTS AND EXPENSES

Cost of products sold .........................         824,979          886,138
Selling, general and administrative ...........         192,755          207,636
Interest expense ..............................          37,697           32,632
Depreciation and amortization .................          75,525           68,580
                                                    -----------      -----------
                                                      1,130,956        1,194,986
                                                    -----------      -----------



OPERATING INCOME (LOSS) .......................           3,276           38,663

OTHER INCOME ..................................             241              203
                                                    -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES .............           3,517           38,866

PROVISION FOR INCOME TAXES ....................           4,200            4,200
                                                    -----------      -----------

NET INCOME (LOSS) .............................     $      (683)     $    34,666
                                                    ===========      ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE ...     $      (.01)     $       .02
                                                    ===========      ===========



WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING (in thousands) ...           2,303            2,304
                                                    ===========      ===========


                 See accompanying notes to financial statements

                                        IEH CORPORATION

                                    STATEMENT OF CASH FLOWS
                                  Increase (Decrease) in Cash
                   For the Three Months Ended July 2, 1999 and June 26, 1998
                                          (Unaudited)



                                                                       July 2,       June 26,
                                                                        1999            1998
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................     $    (683)     $  34,666
                                                                     ---------      ---------

Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization ..................................        75,525         68,580

Changes in assets and liabilities:
(Increase) decrease in accounts receivable .....................      (331,392)       (49,046)
(Increase) decrease inventories ................................        23,471         29,823
(Increase) decrease in prepaid expenses and other current assets         2,506         29,046
(Increase) decrease in other receivables .......................           --          (4,300)
                                                                     ---------      ---------
(Increase) decrease in other assets ............................           136           (476)

(Decrease) increase in accounts payable ........................         6,669       (144,749)
(Decrease) increase in other current liabilities ...............        13,278         64,975
Increase in accrued corporate income taxes .....................         2,213          4,200
(Decrease) in due to union pension & health & welfare ..........          --          (24,000)
                                                                     ---------      ---------

          Total adjustments ....................................      (207,594)       (25,947)
                                                                     ---------      ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...............      (208,277)         8,719
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets ......................................       (31,330)       (68,542)
                                                                     ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES ..........................       (31,330)       (68,542)
                                                                     ---------      ---------

                 See accompanying notes to financial statements


                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
            For the Three Months Ended July 2, 1999 and June 26, 1998
                                   (Unaudited)


                                                            July 2,      June 26,
                                                             1999           1998
                                                          ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable .................     $ (18,436)     $ (13,571)
Increase in notes payable ...........................            --             --
                                                          ---------      ---------
Proceeds from accounts receivable financing .........       260,402         68,624
Principal payments on loan payable ..................       (12,529)       (11,783)
                                                          ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                            229,437         43,270
                                                          ---------      ---------

INCREASE (DECREASE) IN CASH .........................       (10,170)       (16,553)


CASH, beginning of period ...........................        15,120         19,454
                                                          ---------      ---------

CASH, end of period .................................     $   4,950      $   2,901
                                                          =========      =========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION,
  Cash paid during the nine months for:

     Interest .......................................     $  37,697      $  32,632
                                                          =========      =========

     Income Taxes ...................................     $   4,200      $   4,200
                                                          =========      =========



                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - FINANCIAL STATEMENTS:

                  The accompanying financial statements of IEH Corporation ("The Company") for the three months ended July 2, 1999 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three months ended July 2, 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended April 2, 1999 as filed with the Securities and Exchange Commission.

                  The balance sheet at April 2, 1999 has been taken from the audited financial statements of that date.

Note 2 - INVENTORIES:

                  Inventories are comprised of the following:

                                                 July 2,            April 2,
                                                  1999                1999
                                                --------           --------
                    Raw materials               $677,250           $702,176
                    Work in progress             126,420            122,606
                    Finished goods                99,330            101,689
                                                --------           --------
                                                $903,000           $926,471
                                                ========           ========

                  Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of July 2, 1999 was $12,000. At April 2, 1999, the balance of this reserve was $50,400.

                  Inventories at July 2, 1999 and April 2, 1999 are recorded net of this reserve.

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                                 July 2,           April 2,
                                                  1999               1999
                                                --------           --------
                    Prepaid insurance           $ 12,177           $ 14,077
                    Other current assets               -                606
                                                --------           --------
                                                $ 12,177           $ 14,683
                                                ========           ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                                           July 2,            April 2,
                                                            1999                1999
                                                       -----------           ------------
                    Payroll and vacation accruals      $    62,646           $    77,787
                    Sales commissions                       11,990                21,178
                    Pension Plan payable                    65,489                65,489
                    Other                                   51,456                13,849
                                                       -----------           -----------
                                                       $   191,581           $   178,303
                                                       ===========           ===========

Note 5 - LOAN PAYABLE:


                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum.

                  The balance remaining at July 2, 1999 was $171,911.

                  Aggregate future principal payments are as follows:

                    Fiscal Year Ending March:
                    2000                               $   38,164
                    2001                                   54,289
                    2002                                   58,795
                    2003                                   20,663
                                                       ----------
                                                        $ 171,911
                                                        =========


                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

                  As of July 2, 1999, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1:1 to 1:0.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note 5 - LOAN PAYABLE (continued):

                  The Company reported tangible net worth of $501,526. The ratio of current assets to current liabilities was .92 to 1.0.

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


Note 6 - NOTES PAYABLE:

                  The Company was in arrears in the amount of $236,000 to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period by the Company issuing notes payable to NYCEDC. The note bears interest at the rate of 8.25% per annum. The balance remaining at July 2, 1999 was $117,955.

Note 7 - NOTES PAYABLE EQUIPMENT:

                  The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at July 2, 1999 amounted to $74,435.

                  Aggregate future principal payments are as follows:


                    2000                             $ 11,763
                    2001                               15,597
                    2002                               15,597
                    2003                               15,597
                    Thereafter                         15,881
                                                     ========
                                                     $ 74,435
                                                     ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 - COMMITMENTS:

                  The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $7,649 for the three months ended July 2, 1999.

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

                  As of July 2, 1999, the Company reported arrears with respect to its contributions to the Union's health and welfare and pension plans. The amount due the health and welfare plan was $155,189 and the amount due the pension plan was $3,638.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - COMMITMENTS (continued) :

                  At July 2, 1999 and April 2, 1999, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as long-term liability.

                  On those dates, the long-term portion includes $226,041, which represents the recognition of additional minimum liability to comply with the requirements of Statement of Financial Standards No. 87.

                  In August 1998, the Company was notified by the PBGC that the Company is liable to the PBGC for the following amounts as of September 1, 1998:

                      o $456,418 representing the amount of unfunded benefit liabilities of the Plan
                      o    $242,097 representing funding liability

                  The total amount claimed by the PBGC amounts to $698,515.

                  The amount claimed is being contested by the Company, and an appeal has been filed with the PBGC. The Company is presently awaiting a response from the PBGC.

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

                  Retained   earnings   (deficit)   increased  by  $683,   which
                  represents the net loss for the three months ended July 2, 1999.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated, the percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                     Three Months Ended
                                                                  -----------------------
                                                                   July 2,       June 26,
                                                                    1999           1998
                                                                  -------        --------
Operating Revenues (in thousands) ........................        $ 1,134        $ 1,234

Operating Expenses: (as a percentage of operating revenues
Cost of Products Sold ....................................           72.7%          71.8%
Selling, General and Administrative ......................           17.0%          16.8%
Interest Expense .........................................            3.3%           2.6%
Depreciation and Amortization ............................            6.7%           5.6%
                                                                  --------       --------

          Total Costs and Expenses .......................           99.7%          96.8%
                                                                  ========       ========

Operating Income (Loss) ..................................             .3%           3.2%
                                                                  =======       ========

Other Income .............................................             --             --
                                                                  -------       --------

Income (Loss) Before Income Taxes ........................             .3%           3.2%
                                                                  =======        ========

Income Taxes .............................................            (.4)%           .3%
                                                                  --------       --------

Net Income ...............................................            (.1)%          2.9%
                                                                  ========       ========


                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

         Comparative Analysis

         Operating revenues for the three months ended July 2, 1999 amounted to $1,134,232, reflecting a 8.1% decrease versus the comparative three months operating revenues of $1,233,649. The decrease is a direct result of management's attempt to redirect its dependence on government and military sales to developing new market sales in the commercial electronic sector.

         Cost of products sold amounted to $824,979 for the three months ended July 2, 1999 or 72.7% of operating revenues. This reflected a decrease of $61,159 or 6.9% of the cost of products sold of $886,138 for the three months ended June 26, 1998. This decrease is primarily due to reduced production costs inherent in producing new products. Costs of products sold decreased as a percentage of revenues in the comparative periods.

         Selling, general and administrative expenses were $192,775 or 17% of revenues compared to $207,636 or 16.8% of revenues for the comparable three month period ended June 26, 1998. This reflected a decrease of 7.2% and reflects management's efforts to better control expenses.

         Interest expense was $37,697 or 3.3% of revenues as compared to $32,632 or 2.6% of revenues in the three month period ended June 26, 1998. This increase of 15.5% reflects this increase in borrowing by the Company in the current fiscal period.

         Depreciation and amortization of $75,525 or 6.7% of revenues was reported for the three month period ended July 2, 1999. This reflects a increase of 10.1% from the comparable three month period ended June 26, 1998 of $68,580 or 5.6% of revenues. The increase is a result of increased depreciation levels on fixed assets during the three month period ended July 2, 1999.

         The Company reported a net loss of $683 for the three months ended July 2, 1999, representing basic loss per common share of $.01 as compared to a basic earnings of $34,665 or $.02 per common share for the three months ended June 26, 1998.

         The resultant decrease in net income can be attributed to reduced sales in the commercial sector in the current three month period ending July 2, 1999.

Liquidity and Capital Resources

         The Company reported a working capital deficit as of July 2, 1999 of $177,817 as compared to a working capital deficit of $188,877 at April2, 1999. The increase in working capital of $11,060 was attributable to the following items:

         Net income (loss)
         (excluding depreciation and amortization                       74,842
         Capital expenditures                                          (31,330)
         Other transactions                                            (32,452)

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

         As a result of the above, the current ratio (current assets to current liabilities) was .92 to at July 2,1999 as compared to .90 to 1 at April 2,1999. Current liabilities at July 2,1999 were $2,239,887 compared to $1,955,702 at April 2,1999. This increase in the current ratio is primarily reflective of an increase in accounts receivable.

         The Company expended $31,330 in capital expenditures in the three months ended July 2, 1999. Depreciation for the three months ended July 2,1999 was $75,525.

         The net loss of $683 for the three months ended July 2, 1999 decreased stockholders' equity to $501,526 as compared to stockholders' equity of $502,192 at April 2, 1999.

         The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a maximum of 12% per annum. At July 2,1999 the amount outstanding was $1,019,732 as compared to $759,330 at April 2,1999.

         On July 22,1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC"), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum.

         The balance remaining at July 2, 1999 was $171,911. Aggregate future principal payments are as follows:

Fiscal Year Ending March:

         2000                                                 $ 38,164
         2001                                                   54,289
         2002                                                   58,795
         2003                                                   20,663
                                                              --------
                                                              $171.911


         In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV Ltd. All the terms and conditions of the loan remained in effect.

         As of April 2,1999, the Company had failed to meet one of the financial covenants of the loan agreement namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0."

         The Company reported tangible net worth of $501,526. The ratio of current assets to current liabilities was .92 to 1.0.

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

                                IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

Effects of Inflation

         The Company does not view the effects of inflation to have a material effect upon its business, Increases in costs of raw materials and labor costs have been offset by increases in the price of the Company's products, as well as reductions in costs of production, reflecting managements efforts in this area. While the Company has in the past increased its prices to customers, it has maintained its relative competitive price position. However, significant decreases in government, military subcontractor spending has provided excess production capacity in the industry which in turn has tightened pricing margins.

YEAR 2000 COMPUTER ISSUE

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

                                                     IEH CORPORATION
                                                     (Registrant)


August 11, 1999                                      /s/Michael Offerman
                                                     -------------------
                                                     Michael Offerman
                                                     President

August 11, 1999                                      /s/Robert Knoth
                                                     ----------------
                                                     Robert Knoth
                                                     Chief Financial Officer