Form 10QSB
period 1999-10-01
IEH CORPORATION
filed 1999-11-15
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 1, 1999

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

                               Yes  [ X ]      No   [   ]

         2,303,468 shares of Common Shares, par value $.50 per share, were outstanding as of September 30, 1999.

                                 IEH CORPORATION

                                FINANCIAL REPORT

                                 October 1, 1999

                                 IEH CORPORATION

                                    CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

          BALANCE SHEETS AS OF  OCTOBER  1, 1999 (UNAUDITED) and April 2,
               1999                                                          2-3


          STATEMENT OF OPERATIONS (UNAUDITED) for the three and six months
               ended October 1, 1999 and September 25, 1998                    4


          STATEMENT OF CASH  FLOWS  (UNAUDITED) for the six months ended
               October 1, 1999 and September 25, 1998                        5-6


         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                          7-11

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                  12-13

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   14

PART II - OTHER INFORMATION


                                     IEH CORPORATION

                                     BALANCE SHEETS
                         As of October 1, 1999 and April 2, 1999

                                                               October 1,      April 2,
                                                                  1999           1999
                                                               ----------     ----------
                                                               (Unaudited)     (Note 1)

                              ASSETS
CURRENT ASSETS:
Cash .....................................................     $   13,702     $   15,120
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at October 1, 1999 and April 2, 1999 .......        806,916        810,551
Inventories (note 2) .....................................        887,400        926,471
Prepaid expenses and other current assets (note 3) .......          6,879         14,683
                                                               ----------     ----------
          Total current assets ...........................      1,714,897      1,766,825
                                                               ----------     ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of
   $4,928,346 at October 1, 1999
   and $4,777,296 at April 2, 1999 .......................      1,340,464      1,438,733
                                                               ----------     ----------


OTHER ASSETS:
  Prepaid pension cost (note 8) ..........................         43,949         43,949
  Other assets ...........................................         46,259         46,622
                                                               ----------     ----------
                                                                   90,208         90,571
                                                               ----------     ----------

TOTAL ASSETS .............................................     $3,145,569     $3,296,129
                                                               ==========     ==========

                 See accompanying notes to financial statements

                                        IEH CORPORATION

                                        BALANCE SHEETS
                            As of October 1, 1999 and April 2, 1999

                                                                   October 1,         April 2,
                                                                     1999               1999
                                                                 -----------      -----------
                                                                  (Unaudited)        (Note 1)

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing ..............................     $   677,352      $   759,330
Notes payable, equipment, current portion (note 7) .........          15,324           25,333
Notes payable, current portion (note 6) ....................          31,156           60,798

Loans payable, current portion (note 5) ....................          25,761           50,693
Accrued corporate income taxes .............................          25,888           15,352
Union pension and health & welfare, current portion (note 8)          96,000           96,000
Accounts payable ...........................................         779,466          769,893
Other current liabilities (note 4) .........................         168,144          178,303
                                                                 -----------      -----------

          Total current liabilities ........................       1,819,091        1,955,702
                                                                 -----------      -----------

LONG-TERM LIABILITIES:
Pension plan payable (note 8) ..............................         516,966          516,966
Notes payable, equipment, less current portion (note 7) ....          45,278           52,936
Notes payable, less current portion (note 6) ...............          71,759           71,759
Loan payable, less current portion (note 5) ................         133,747          133,747
Union pension & health & health & welfare,
  less current portion (note 8) ............................          59,189           62,827
                                                                 -----------      -----------
          Total long-term liabilities ......................         826,939          838,235
                                                                 -----------      -----------

          Total liabilities ................................       2,646,030        2,793,937
                                                                 -----------      -----------

STOCKHOLDERS' EQUITY:
Common stock,  $.50 par value;  10,000,000 shares
    authorized;  2,303,468 shares
   issued and outstanding at October 1, 1999 and
   April 2, 1999 ...........................................       1,151,734        1,151,734
Capital in excess of par value .............................       1,615,874        1,615,874
Retained earnings (Deficit) ................................      (2,268,069)      (2,265,416)
                                                                 -----------      -----------
          Total stockholders' equity .......................         499,539          502,192
                                                                 -----------      -----------

          Total liabilities and stockholders' equity .......     $ 3,145,569      $ 3,296,129
                                                                 ===========      ===========

                 See accompanying notes to financial statements

                                                IEH CORPORATION

                                            STATEMENT OF OPERATIONS

                                                  (Unaudited)

                                                       Six months ended                  Three months ended
                                                       ----------------                  ------------------
                                                   Oct. 1,          Sept. 25,        Oct. 1,         Sept. 25,
                                                   1999              1998            1999              1998
                                                -----------      -----------      -----------      -----------
REVENUE, net sales ........................     $ 2,226,814      $ 2,321,344      $ 1,092,582      $ 1,087,695
                                                -----------      -----------      -----------      -----------

COSTS AND EXPENSES

Cost of products sold .....................       1,641,896        1,688,136          801,856          808,837
Selling, general and administrative .......         354,396          421,972          176,701          207,487
Interest expense ..........................          74,113           66,362           36,416           33,730
Depreciation and amortization .............         151,050          137,160           75,525           68,590
                                                -----------      -----------      -----------      -----------
                                                  2,221,455        2,313,630        1,090,498        1,118,644
                                                -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS) ...................           5,359            7,714            2,084          (30,949)

OTHER INCOME ..............................             389              203              148               --
                                                -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES .........           5,748            7,917            2,232          (30,949)


PROVISION FOR INCOME TAXES ................           8,400            8,400            4,200            4,200
                                                -----------      -----------      -----------      -----------

NET INCOME (LOSS) .........................     $    (2,652)     $      (483)     $    (1,968)     $   (35,149)
                                                ===========      ===========      ===========      ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE     $     (.001)     $    (.0002)     $    (.0008)     $     (.015)
                                                ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING (IN THOUSANDS) .............           2,303            2,303            2,303            2,303
                                                ===========      ===========      ===========      ===========

                 See accompanying notes to financial statements

                                        IEH CORPORATION

                                    STATEMENT OF CASH FLOWS
                                  Increase (Decrease) in Cash
                For the Six Months Ended October 1, 1999 and September 25, 1998
                                          (Unaudited)

                                                                      Oct. 1,       Sept. 25,
                                                                        1999           1998
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................     $  (2,652)     $    (483)
                                                                     ---------      ---------

Adjustments to reconcile net income to net cash used in
 operating activities:
Depreciation and amortization ..................................       151,050        137,160

Changes in assets and liabilities:
(Increase) decrease in accounts receivable .....................         3,635       (117,531)
(Increase) decrease inventories ................................        39,071         79,077
(Increase) decrease in prepaid expenses and other current assets         7,804         28,452
(Increase) decrease in other receivables .......................          --           (4,900)
 (Increase) decrease in other assets ...........................           363         (1,281)

(Decrease) increase in accounts payable ........................         9,572       (100,014)
(Decrease) increase in other current liabilities ...............       (10,159)        15,437
Increase in accrued corporate income taxes .....................        10,536          7,200
(Decrease) in due to union pension & health & welfare ..........        (3,638)       (48,000)
                                                                     ---------      ---------

          Total adjustments ....................................       208,234         (4,400)
                                                                     ---------      ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...............      205,582         (4,883)
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets ......................................       (52,781)      (150,961)
                                                                     ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES ..........................       (52,781)      (150,961)
                                                                     ---------      ---------

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
         For the Six Months Ended October 1, 1999 and September 25, 1998

                                   (Unaudited)

                                                         Oct. 1,       Sept. 25,
                                                          1999            1998
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES: .............     $    --        $     (17)

Principal payments on notes payable ...............       (47,309)       (29,775)
Increase in notes payable .........................          --           50,470
Proceeds from accounts receivable financing .......       (81,978)       152,152
Principal payments on loan payable ................       (24,932)       (23,763)
                                                        ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (154,219)       149,067
                                                        ---------      ---------

INCREASE (DECREASE) IN CASH .......................        (1,418)        (6,777)

CASH, beginning of period .........................        15,120         19,454
                                                        ---------      ---------

CASH, end of period ...............................     $  13,702      $  12,677
                                                        =========      =========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW
INFORMATION, cash paid during the six months for:

     Interest .....................................     $  74,113      $  66,362
                                                        =========      =========

     Income Taxes .................................     $    --        $    --
                                                        =========      =========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS:

                  The accompanying financial statements of IEH Corporation ("The Company") for the six months ended October 1, 1999 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the six months ended October 1, 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended April 2, 1999 as filed with the Securities and Exchange Commission.

                  The balance sheet at April 2, 1999 has been taken from the audited financial statements of that date.

NOTE 2 - INVENTORIES:

                  Inventories are comprised of the following:


                                                Oct. 1,            April 2,
                                                  1999               1999
                                                --------           --------

                  Raw materials                 $672,564           $702,176
                  Work in progress               117,435            122,606
                  Finished goods                  97,401            101,689
                                                --------           --------
                                                $887,400           $926,471
                                                ========           ========


                  Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of October 1, 1999 was $24,000. At April 2, 1999, the balance of this reserve was $50,400.

                  Inventories at October 1, 1999 and April 2, 1999 are recorded net of this reserve.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                                Oct. 1,            April 2,
                                                 1999                1999
                                                ------             -------

                  Prepaid insurance             $6,879             $14,077
                  Other current assets               -                 606
                                                ------             -------
                                                $6,879             $14,683
                                                ======            =======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                                        Oct. 1,         April 2,
                                                         1999             1999
                                                       --------        --------

                  Payroll and vacation accruals         $33,805         $77,787
                  Sales commissions                       8,567          21,178
                  Pension Plan payable                   65,489          65,489
                  Interest payable                       27,007               -
                  Other                                  33,276          13,849
                                                       --------        --------
                                                       $168,144        $178,303
                                                       ========        ========

NOTE 5 - LOAN PAYABLE:

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum.

                  The balance remaining at October 1, 1999 was $159,508.

                  Aggregate future principal payments are as follows:

                  Fiscal Year Ending March:

                  2000                                    $25,761
                  2001                                     54,289
                  2002                                     58,795
                  2003                                     20,663
                                                         --------
                                                         $159,508
                                                         ========


                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

                  As of October 1, 1999, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1:1 to 1:0.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - LOAN PAYABLE (CONTINUED):

                  At October 1, 1999, the Company reported tangible net worth of $499,539. The ratio of current assets to current liabilities was .94 to 1.0.

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

NOTE 6 - NOTES PAYABLE:

                  The Company was in arrears to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period by the Company issuing notes payable to NYCEDC. The note bears interest at the rate of 8.25% per annum. The balance remaining at October 1, 1999 was $102,915.

NOTE 7 - NOTES PAYABLE EQUIPMENT:

                  The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at October 1, 1999 amounted to $60,602.

                  Aggregate future principal payments are as follows:

                  2000                                $ 7,930
                  2001                                 15,597
                  2002                                 15,597
                  2003                                 15,597
                  Thereafter                            5,881
                                                     ========
                                                     $ 60,602
                                                     ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - COMMITMENTS:

                  The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $8,775 for the three months ended October 1, 1999.

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

                  As of October 1, 1999, the Company had paid down the arrears to the Union's pension plan and the amount due the health and welfare plan was $155,189.

                  The  total   amount  due  of   $155,189  is  reported  on  the
                  accompanying balance sheet in two components; $96,000 reported as a current liability and $59,189 as a long-term liability.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - COMMITMENTS (CONTINUED):

                  At October 1, 1999 and April 2, 1999, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as long-term liability.

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

NOTE 9 - CHANGES IN STOCKHOLDERS' EQUITY:

                  Retained  earnings  (deficit)   increased  by  $1,968,   which
                  represents the net loss for the three months ended October 1, 1999.

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

                          NOTES TO FINANICAL STATEMENTS
                                   (Unaudited)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated, the percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                    Six Months Ended
                                                              --------------------------
                                                                Oct. 1,        Sept. 25,
                                                                 1999             1998
                                                               ---------       ---------
Operating Revenues (in thousands) ........................    $    2,227    $      2,321
                                                               ---------       ---------

Operating Expenses: (as a percentage of operating revenues

Cost of Products Sold ....................................        73.73%          72.72%
Selling, General and Administrative ......................        15.92%          18.18%
Interest Expense .........................................         3.33%           2.86%
Depreciation and amortization ............................         6.79%           5.91%
                                                               ---------       ---------

          Total Costs and Expenses .......................         99.76%          99.67%
                                                               =========       =========

Operating income (loss) ..................................           .24%            .33%
                                                               ---------       ---------

Other income .............................................           .02%            .01%
                                                               ---------       ---------

Income (Loss) Before Income Taxes ........................           .26%            .34%
                                                               ---------       ---------

Income Taxes .............................................           .38%            .36%
                                                               ---------       ---------

Net Income ...............................................          (.12)%          (.02)%
                                                               =========       =========



                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

         COMPARATIVE ANALYSIS

                  Operating revenues for the six months ended October 1, 1999 amounted to $2,226,814,

                  reflecting a 4.1% decrease versus the comparative six months operating revenues of $2,321,814. The decrease is a direct result of management's effort to redirect its dependence on government and military sales to developing new market sales in the commercial electronic sector.

                  Cost of products sold amounted to $1,641,896 for the six months ended October 1, 1999 or 73.73% of operating revenues. This reflected a decrease of $46,240 or 2.8% in the cost of products sold of $1,688,136 for the six months ended September 25, 1998. This decrease is primarily due to reduced production costs inherent in producing new products. Cost of products sold increased as a percentage of revenues in the comparative periods.

                  Selling, general and administrative expenses were $354,396 or 15.92% of revenues for the period ended October 1, 1999 as compared to $421,972 or 18.18% of revenues for the comparable six month period ended September 25, 1998. This reflected a decrease of 16.0% and reflects management's efforts to better control expenses.

                  Interest expense was $74,113 or 3.33% of revenues for the period ended October 1, 1999 as compared to $66,362 or 2.86% of revenues in the six month period ended September 25, 1998. This increase of 11.7% reflects the increase in borrowing by the Company in the current fiscal period.

                  Depreciation and amortization of $151,050 or 6.79% of revenues was reported for the six month period ended October 1, 1999. This reflects an increase of 10.1% from the comparable six month period ended September 25, 1998 of $137,160 or 5.91% of revenues. The increase is a result of additional purchases of fixed assets during the six month period ended October 1, 1999.

                  The Company reported a net loss of $2,652 for the six months ended October 1, 1999, representing basic loss per share of $.001 as compared to basic loss of $483 or $.0002 per common share for the six months ended September 25, 1998.

                  The resultant decrease in net income can be attributed to reduced sales in the commercial sector in the current six month period ending October 1, 1999.

                                 IEH CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                   Three Months Ended
                                                                -------------------------
                                                                  Oct. 1,        Sept. 25,
                                                                   1999            1998
                                                                ---------       ---------
Operating Revenues (in thousands) .........................    $    1,093       $   1,088
                                                                ---------       ---------

Operating Expenses: (as a percentage of operating revenues)

Cost of Products Sold .....................................        73.39%          74.36%
Selling, General and Administrative .......................        16.17%          19.08%
Interest Expense ..........................................         3.33%           3.10%
Depreciation and Amortization .............................         6.91%           6.31%
                                                                ---------       ---------
          Total Costs and Expenses ........................        99.81%         102.84%

Operating Income (loss) ...................................          .19%          (2.84)%

Other Income ..............................................          .01%        --
                                                                ---------       ---------

Income (loss) before Income Taxes .........................          .20%          (2.84)%

Income Taxes ..............................................          .38%            .39%
                                                                ---------       ---------

Net Income (loss) .........................................         (.18)%         (3.23)%
                                                                =========       =========


         COMPARATIVE ANALYSIS

                  Operating revenues for the three months ended October 1, 1999 amounted to $1,092,582,

                  reflecting a .5% increase versus the comparative three months operating revenues of $1,087,695. The increase is a direct result of management's new market sales in the commercial electronic sector.

                  Cost of products sold amounted to $801,856 for the three months ended October 1, 1999 or 73.39% of operating revenues. This reflected a decrease of $6,981 or .9% of the cost of products sold of $808,837 for the three months ended September 25, 1998. This decrease is primarily due to reduced production costs inherent in producing new products. Costs of products sold decreased as a percentage of revenues in the comparative periods.

                  Selling, general and administrative expenses were $176,701 or 16.17% of revenues compared to $207,487 or 19.08% of revenues for the comparable three month period ended September 25, 1998. This reflected a decrease of 14.9% and reflects management's efforts to better control expenses.

                                 IEH CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         COMPARATIVE ANALYSIS (continued)

                  Interest expense was $36,416 or 3.33% of revenues for the period ended October 1, 1999 as compared to $33,730 or 3.1% of revenues in the three month period ended September 25, 1998. This increase of 8.0% reflects an increase in borrowing by the Company in the current fiscal period.

                  Depreciation and amortization of $75,525 or 6.91% of revenues was reported for the three month period ended October 1, 1999. This reflects an increase of 10.1% from the comparable three month period ended September 25, 1998 of $68,590 or 6.31% of revenues. The increase is a result of additional purchases of fixed assets during the three month period ended October 1, 1999.

                  The Company reported a net loss of $1,968 for the three months ended October 1, 1999, representing basic loss per common share of $.0008 as compared to a basic loss of $35,149 or $.015 per common share for the three months ended September 25, 1998.

                  The resultant decrease in net loss can be attributed to management's ability to better control expenses in the current three month period ending October 1, 1999.

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

                                 IEH CORPORATION


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

                  The Company reported a working capital deficit as of October 1, 1999 of $104,194 as compared to a working capital deficit of $188,877 at April 2, 1999. The decrease of this deficit in working capital of $84,683 was attributable to the following items:

                  Net income (loss)                                  $148,398
                   (excluding depreciation and amortization)
                  Capital expenditures                                (52,781)
                  Other transactions                                  (10,934)
                                                                     --------

                                                                     $ 84,683
                                                                     ========

                  As a result of the above, the current ratio (current assets to current liabilities) was .94 to 1.0 as of October 1, 1999 as compared to .90 to 1.0 at April 2, 1999. Current liabilities at October 1, 1999 were $1,819,091 compared to $1,955,702 at
                  April 2, 1999. This increase in the current ratio is primarily reflective of a decrease in accounts receivable financed.

                  The Company expended $52,781 in capital expenditures in the six months ended October 1, 1999. Depreciation and amortization for the six months ended October 1, 1999 was $151,050.

                  The Company has an accounts receivable financing agreement with a facator which bears interest at 2.5% above prime with a maxmimum of 12% per annum. At October 1, 1999 the amount outstanding was $677,352 as compared to $759,330 at April 2, 1999.

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collaterialized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum.

                  The balance remaining at October 1, 1999 was $159,508.

                  Aggregate future principal payments are as follows:

                  Fiscal Year Ending March:

                         2000               $ 25,671
                         2001                 54,289
                         2002                 58,795
                         2003                 20,662
                                            --------
                                            $159,608
                                            ========

                                 IEH CORPORATION


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

                  As of October 1, 1999, the Company had failed to meet one of the financial covenants of the loan agreement namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio or current assets to current liabilities of 1:1 to 1:0.

                  At October 1, 1999, the Company reported tangible net worth of $499,539. The ratio of current assets to current liabilities was .94 to 1.0.

                  The Company has applied for additional waivers of this covenant. Neither the UDC or WAMCO XXIV has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers; then it will be deemed to be in default of this loan obligation and the loan plus interest will become due and payable.

EFFECTS OF INFLATION

                  The Company does not view the effects of inflations to have a material effect upon its business. Increases in costs of raw materials and labor costs have been offset by increases in the price of the Company's products, as well as reductions in costs of production, reflecting management's efforts in this area.

                  While the Company has in the past increased its prices to customers, it has maintained its relative competitive price position. However, significant decreases in government, military subcontractor spending has provided excess production capacity in the industry which has tightened pricing margins.

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

                                                     IEH CORPORATION

                                                     (Registrant)

November 11, 1999                                    /s/Michael Offerman
                                                     -------------------
                                                     Michael Offerman

                                                     President

November 11, 1999                                    /s/Robert Knoth
                                                     ---------------
                                                     Robert Knoth
                                                     Chief Financial Officer