Form 10QSB
period 1999-12-31
IEH CORPORATION
filed 2000-02-14
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                               Yes  [ X ]      No   [   ]

2,303,468 shares of Common Shares, par value $.50 per share, were outstanding as of December 31, 1999.

                                 IEH CORPORATION

                                    CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION


ITEM 1- FINANICAL STATEMENTS


          Balance Sheets as of December 31, 1999  (Unaudited)  and April 2,
               1999                                                          2-3


          Statement of Operations (Unaudited) for the three and nine months
               ended December 31, 1999 and December 25, 1998                   4


          Statement of Cash Flows  (Unaudited)  for the nine  months  ended
               December 31, 1999 and December 25, 1998                       5-6


          Notes to Financial Statements (Unaudited)                         7-11


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                12-17


Part II - OTHER INFORMATION                                                   18

                                       IEH CORPORATION

                                        BALANCE SHEETS
                          As of December 31, 1999 and April 2, 1999


                                                                  December 31,     April 2,
                                                                      1999           1999
                                                                   ----------     ----------
                                                                  (Unaudited)      (Note 1)

                                     ASSETS
CURRENT ASSETS:
Cash .........................................................     $   34,300     $   15,120
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at December 31, 1999 and April 2, 1999 .........        744,759        810,551
Inventories (Note 2) .........................................        946,700        926,471
Other receivables ............................................          9,036           --
Prepaid expenses and other current assets (Note 3) ...........         21,309         14,683
                                                                   ----------     ----------
          Total current assets ...............................      1,756,104      1,766,825


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,003,871 at December 31,
   1999 and $4,777,296 at April 2, 1999 ......................      1,285,697      1,438,733


OTHER ASSETS:
  Prepaid pension cost (Note 8) ..............................         43,949         43,949
  Other assets ...............................................         46,948         46,622
                                                                   ----------     ----------
                                                                       90,897         90,571
                                                                   ----------     ----------

Total assets .................................................     $3,132,698     $3,296,129
                                                                   ==========     ==========

                 See accompanying notes to financial statements

                                                  IEH CORPORATION

                                                  BALANCE SHEETS
                                     As of December 31, 1999 and April 2, 1999


                                                                                    December 31,        April 2,
                                                                                        1999             1999
                                                                                    ------------     ------------
                                                                                     (Unaudited)       (Note 1)
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing ..................................................     $   694,828      $   759,330
Notes payable, equipment, current portion (Note 7) .............................          15,933           25,333
Notes payable, current portion (Note 6) ........................................          64,666           60,798

Loans payable, current portion (Note 5) ........................................          52,865           50,693
Accrued corporate income taxes .................................................          29,588           15,352
Union pension and health & welfare, current portion (Note 8) ...................          96,000           96,000
Accounts payable ...............................................................         849,832          769,893
Other current liabilities (Note 4) .............................................         140,958          178,303
                                                                                     -----------      -----------

          Total current liabilities ............................................       1,944,670        1,955,702
                                                                                     -----------      -----------

LONG-TERM LIABILITIES:
Pension Plan payable (Note 8) ..................................................         516,966          516,966
Notes payable, equipment, less current portion (Note 7) ........................          40,835           52,936
Notes payable, less current portion (Note 6) ...................................          22,896           71,759
Loan payable, less current portion (Note 5) ....................................          94,539          133,747
Union pension & health & health & welfare,
  less current portion (Note 8) ................................................          50,625           62,827
                                                                                     -----------      -----------
          Total long-term liabilities ..........................................         725,861          838,235
                                                                                     -----------      -----------

          Total liabilities ....................................................       2,670,531        2,793,937
                                                                                     -----------      -----------

STOCKHOLDERS' EQUITY:
Common stock,  $.50 par value;  10,000,000 shares  authorized;  2,303,468 shares issued and outstanding at December 31, 1999
   and April 2, 1999 ...........................................................       1,151,734        1,151,734
Capital in excess of par value .................................................       1,615,891        1,615,874
Retained earnings (Deficit) ....................................................      (2,305,508)      (2,265,416)
                                                                                     -----------      -----------
          Total stockholders' equity ...........................................         462,117          502,192
                                                                                     -----------      -----------

          Total liabilities and stockholders' equity ...........................     $ 3,132,648      $ 3,296,129
                                                                                     ===========      ===========

                 See accompanying notes to financial statements

                                                IEH CORPORATION

                                            STATEMENT OF OPERATIONS
                                                  (Unaudited)


                                                        Nine Months Ended               Three Months Ended
                                                       -----------------                ------------------
                                                  Dec. 31,         Dec. 25,        Dec. 31,           Dec. 25,
                                                    1999             1998            1999               1998
                                                -----------      -----------      -----------      -----------
REVENUE, net sales ........................     $ 3,320,862      $ 3,294,571      $ 1,094,048      $   973,227

COSTS AND EXPENSES

Cost of products sold .....................       2,432,920        2,416,580          810,149          728,445
Selling, general and administrative .......         581,500          644,255          207,980          222,283
Interest expense ..........................         107,901           99,650           33,788           33,288
Depreciation and amortization .............         226,575          205,740           75,525           68,580
                                                -----------      -----------      -----------      -----------
                                                  3,348,896        3,366,225        1,127,442        1,052,596
                                                -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS) ...................         (71,654)         (33,394)         (79,369)
                                                                                                       (28,034)
OTHER INCOME ..............................             542              236              153               33
                                                -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES .........         (27,492)         (71,418)         (33,241)         (79,336)
                                                -----------      -----------      -----------      -----------

PROVISION FOR INCOME TAXES ................          12,600           12,600            4,200            4,200

NET INCOME (LOSS) .........................     $   (40,092)     $   (84,018)     $   (37,441)     $   (83,536)
                                                ===========      ===========      ===========      ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE     $     (.017)     $     (.036)     $     (.016)     $     (.036)
                                                ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING (in thousands) .............           2,303            2,303            2,303            2,303
                                                ===========      ===========      ===========      ===========

                 See accompanying notes to financial statements

                                              IEH CORPORATION

                                          STATEMENT OF CASH FLOWS
                                        Increase (Decrease) in Cash
                     For the Nine Months Ended December 31, 1999 and December 25, 1998
                                                (Unaudited)


                                                                                   Dec. 31,      Dec. 25,
                                                                                    1999           1998
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...........................................................     $ (40,092)     $ (84,018)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization ...............................................       226,575        205,740

Changes in assets and liabilities:
(Increase) decrease in accounts receivable ..................................        65,792         10,861
(Increase) decrease inventories .............................................       (20,229)        40,788
(Increase) decrease in prepaid expenses and other current assets ............        13,227
                                                                                                    (6,626)
(Increase) decrease in other receivables ....................................          --
                                                                                                    (9,036)
(Increase) decrease in other assets .........................................         1,109
                                                                                                      (326)

(Decrease) increase in accounts payable .....................................        80,006        (10,805)
(Decrease) increase in other current liabilities ............................       (37,345)        17,646
Increase in accrued corporate income taxes ..................................        14,236           (139)
(Decrease) in due to union pension & health & welfare .......................       (12,202)       (72,000)
                                                                                  ---------      ---------

          Total adjustments .................................................       300,845        206,427
                                                                                  ---------      ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
                                                                                    260,753        122,409
                                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets ...................................................       (73,539)      (205,977)
                                                                                  ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES .......................................     $ (73,539)     $(205,977)
                                                                                  =========      =========

                 See accompanying notes to financial statements

                                              IEH CORPORATION

                                          STATEMENT OF CASH FLOWS
                                        Increase (Decrease) in Cash
                     For the Nine Months Ended December 31, 1999 and December 25, 1998
                                                (Unaudited)


                                                                             Dec. 31,            Dec. 25,
                                                                               1999                1998
                                                                            ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Retirement of common shares ......................................          $    --             $     (17)
Principal payments on notes payable ..............................               --                  --
Increase (decrease) in notes payable .............................            (66,496)             14,004
Proceeds from accounts receivable financing ......................            (64,502)             89,051
Increase (decrease) on loan payable ..............................            (37,036)            (35,924)
                                                                            ---------           ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                             (168,034)             67,114
                                                                            ---------           ---------

INCREASE (DECREASE) IN CASH ......................................             19,180             (16,454)

CASH, beginning of period ........................................             15,120              19,454
                                                                            ---------           ---------

CASH, end of period ..............................................          $  34,300           $   3,000
                                                                            =========           =========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW
INFORMATION,  cash paid  during the six months for:

     Interest ....................................................          $ 107,901           $  99,650
                                                                            =========           =========

     Income Taxes ................................................          $  12,600           $  12,600
                                                                            =========           =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - FINANCIAL STATEMENTS:

                  The accompanying financial statements of IEH Corporation ("The Company") for the nine months ended December 31, 1999 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the nine months ended December 31, 1999. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended April 2, 1999 as filed with the Securities and Exchange Commission.

                  The balance sheet at April 2, 1999 has been taken from the audited financial statements of that date.

Note 2 - INVENTORIES:

                  Inventories are comprised of the following:

                                                     Dec. 31,           April 2,
                                                       1999               1999
                                                     --------           --------

                  Raw materials                      $719,492           $702,176
                  Work in progress                    123,071            122,606
                  Finished goods                      104,137            101,689
                                                     --------           --------
                                                     $946,700           $926,471
                                                     ========           ========


                  Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of December 31, 1999 was $36,000. At April 2, 1999, the balance of this reserve was $50,400.

                  Inventories at December 31, 1999 and April 2, 1999 are recorded net of this reserve.

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                                    Dec. 31,            April 2,
                                                      1999                1999
                                                     -------            -------

                  Prepaid insurance                  $21,309            $14,077
                  Other current assets                  -                   606
                                                     -------            -------
                                                     $21,309            $14,683
                                                     =======            =======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:


                                                      Dec. 31,       April 2,
                                                         1999           1999
                                                      ---------     ---------

                  Payroll and vacation accruals        $  7,490      $ 77,787
                  Sales commissions                      12,405        21,178
                  Pension Plan payable                   65,489        65,489
                  Interest payable                       25,424             -
                  Other                                  30,150        13,849
                                                      ---------     ---------
                                                      $ 140,958     $ 178,303
                                                      =========     =========

Note 5 - LOAN PAYABLE:

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum.

                  The balance remaining at December 31, 1999 was $147,404.

                  Aggregate future principal payments are as follows:

                  Fiscal Year Ending March:
                  2000                                              $12,824
                  2001                                               53,929
                  2002                                               58,405
                  2003                                               22,246
                                                                   --------
                                                                   $147,404
                                                                   ========


                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

                  As of December 31, 1999, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1:1 to 1:0.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note 5 - LOAN PAYABLE (continued):

                  At December 31, 1999, the Company reported  tangible net worth
                  of   $462,117.   The  ratio  of  current   assets  to  current
                  liabilities was .90 to 1.0.

                  The Company had previously received a waiver of this covenant from the UDC through the period ending March 31, 1994 and has applied for additional waivers of this covenant. Neither the UDC nor WAMCO XXVI, Ltd. has acted on these requests.

                  There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed in default of this loan obligation and the entire loan plus interest will become due and payable.


Note 6 - NOTES PAYABLE:

                  The Company was in arrears to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48-month period by the Company issuing notes payable to NYCEDC. The note bears interest at the rate of 8.25% per annum. The balance remaining at December 31, 1999 was $87,562.

Note 7 - NOTES PAYABLE EQUIPMENT:

                  The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at December 31, 1999 amounted to $56,768.

                  Aggregate future principal payments are as follows:


                  Fiscal year ended March 31,
                  2000                                              $  3,983
                  2001                                                15,933
                  2002                                                15,933
                  2003                                                15,933
                  Thereafter                                           4,986
                                                               --------------
                                                                    $ 56,768

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - COMMITMENTS:

                  The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $8,306 for the three months ended December 31, 1999.

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

                  As of December 31, 1999, the Company had paid down the arrears to the Union's pension plan and the amount due the health and welfare plan was $146,625.

                  The  total   amount  due  of   $146,625  is  reported  on  the
                  accompanying balance sheet in two components; $96,000 reported as a current liability and $50,625 as a long-term liability.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - COMMITMENTS (continued):

                  At December 31, 1999 and April 2, 1999, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as long-term liability.

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

                  On December 1, 1998, the Company amended its lease on its premises by surrendering a portion of its rented premises back to its landlord. (Accordingly, the base monthly rent was reduced to $9,397 or $112,765 per annum through the conclusion of the lease which ends August 23, 2001.)

Note 9 - CHANGES IN STOCKHOLDERS' EQUITY:

                  Retained  earnings  (deficit)  increased  by  $37,441,   which
                  represents the net loss for the three months ended December 31, 1999.

Note 10 - YEAR 2000 UPDATE:

                  Subject to continued monitoring of third party suppliers, IEH Corporation's year 2000 program ("Program") is complete, and no material problems have arisen since the end of calendar year 1999. The Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. All of the Company's business computer systems are year 2000 ready.

                                 IEH CORPORATION

                          NOTES TO FINANICAL STATEMENTS
                                   (Unaudited)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated, the percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                     Nine Months Ended
                                                                 -------------------------
                                                                 Dec. 31,         Dec. 25,
                                                                    1999             1998
                                                                 --------        --------
Operating Revenues (in thousands) ........................       $  3,321        $  3,295
                                                                 --------        --------
Operating Expenses: (as a percentage of operating revenues
Cost of Products Sold ....................................           73.3%           73.4%
Selling, General and Administrative ......................           17.5%           19.6%
Interest Expense .........................................            3.3%            3.0%
Depreciation and Amortization ............................            6.8%            6.2%
                                                                 --------        --------

          Total Costs and Expenses .......................          100.9%          102.2%
                                                                 --------        --------

Operating Income (Loss) ..................................            (.9)%          (2.2)%
                                                                 --------        --------

 Other Income ............................................             .1%             --
                                                                 --------        --------

 Income (Loss) Before Income Taxes .......................            (.8)%          (2.2)%
                                                                 --------        --------

Income Taxes .............................................             .4 %            .3 %
                                                                 --------        --------

 Net Income ..............................................           (1.2)%          (2.5)%
                                                                 =========       ========

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

         COMPARATIVE ANALYSIS

                  Operating revenues for the nine months ended December 31, 1999 amounted to $3,320,862, reflecting a 1.0% increase versus the comparative nine months operating revenues of $3,294,571. The increase is a direct result of management's effort to redirect its dependence on government and military sales to developing new market sales in the commercial electronic sector.

                  Cost of products sold amounted to $2,432,920 for the nine months ended December 31, 1999 or 73.3% of operating revenues. This reflected an increase of $16,340 or 1.0% in the cost of products sold of $2,416,580 for the nine months ended December 25, 1998. This increase is primarily due to increased production costs inherent in producing new products.

                  Selling, general and administrative expenses were $581,500 or 17.5% of revenues for the nine month period ended December 31, 1999 as compared to $644,255 or 19.6% of revenues for the comparable nine month period ended December 25, 1998. This reflected a decrease of 10.0% and reflects management's efforts to better control expenses.

                  Interest expense was $107,901 or 3.33% of revenues for the period ended December 31, 1999 as compared to $99,650 or 3.0% of revenues in the nine-month period ended December 25, 1998. This increase of 8.0% reflects the increase in borrowing by the Company in the current fiscal period.

                  Depreciation and amortization of $226,575 or 6.8% of revenues was reported for the nine-month period ended December 31, 1999. This reflects an increase of 10.0% from the comparable nine-month period ended December 25, 1998 of $205,740 or 6.2% of revenues. The increase is a result of additional purchases of fixed assets during the nine-month period ended December 31, 1999.

                  The Company reported a net loss of $40,092 for the nine months ended December 31, 1999, representing basic loss per share of $.017 as compared to basic loss of $84,018 or $.036 per common share for the nine months ended December 25, 1998.

                  The resultant decrease in net loss can be attributed to increased sales in the commercial sector in the current nine-month period ending December 31, 1999 and better control over operating expenses.

                                 IEH CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                       Three Months Ended
                                                                 --------------------------------
                                                                    Dec. 31,            Dec. 25,
                                                                      1999                1998
                                                                  --------               -------
Operating Revenues (in thousands) .........................       $  1,094               $  973
                                                                  --------               ------

Operating Expenses: (as a percentage of operating revenues)
Cost of Products Sold .....................................           74.0%                74.9%
Selling, General and Administrative .......................           19.0%                22.9%
Interest Expense ..........................................            3.1%                 3.4%
Depreciation and Amortization .............................            6.9%                 7.0%
                                                                  --------               ------
          Total Costs and Expenses ........................          103.0%               108.2%
                                                                  --------               ------

Operating Income (loss) ...................................           (3.0)%               (8.2)%
                                                                  --------               ------

Other Income ..............................................             --                   --
                                                                  --------               ------

Income (loss) before Income Taxes .........................           (3.0)%               (8.2)%

Income Taxes ..............................................             .4%                  .4%
                                                                  --------               ------

Net Income (loss) .........................................           (3.4)%               (8.6)%
                                                                   ========              ======

         COMPARATIVE ANALYSIS

                  Operating revenues for the three months ended December 31, 1999 amounted to $1,094,048, reflecting a 12% increase versus the comparative three months operating revenues of $973,227. The increase is a direct result of management's new market sales in the commercial electronic sector.

                  Cost of products sold amounted to $810,149 for the three months ended December 31, 1999 or 74.0% of operating revenues. This reflected an increase of $81,704 or 11.0% of the cost of products sold of $728,445 for the three months ended December 25, 1998. This increase is primarily due to increased production costs inherent in producing new products.

                  Selling, general and administrative expenses were $207,980 or 19.0% of revenues compared to $222,283 or 22.9% of revenues for the comparable three-month period ended December 25, 1998. This reflected a decrease of 6.0% and reflects management's efforts to better control expenses.

                                 IEH CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         COMPARATIVE ANALYSIS (continued)


                  Interest expense was $33,788 or 3.1% of revenues for the period ended December 31, 1999 as compared to $33,288 or 3.4% of revenues in the three-month period ended December 25, 1998. This increase of 1.0% reflects an increase in borrowing by the Company in the current fiscal period.

                  Depreciation and amortization of $75,525 or 6.9% of revenues was reported for the three-month period ended December 31, 1999. This reflects an increase of 10.0% from the comparable three-month period ended December 25, 1998 of $68,580 or 7.0% of revenues. The increase is a result of additional purchases of fixed assets during the three-month period ended December 31, 1999.

                  The Company reported a net loss of $37,441 for the three months ended December 31, 1999, representing basic loss per common share of $.016 as compared to a basic loss of $83,536 or $.036 per common share for the three months ended December 25, 1998.

                  The resultant decrease in net loss can be attributed to management's ability to better control expenses in the current three-month period ending December 31, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company reported a working capital deficit as of December 31, 1999 of $188,566 as compared to a working capital deficit of $188,877 at April 2, 1999. The decrease of this deficit in working capital of $311 was attributable to the following items:


                  Net income (loss)                                 $   186,483
                     (excluding depreciation and amortization)
                  Capital expenditures                                  (73,539)
                  Other transactions                                   (112,633)
                                                                    -----------
                                                                    $       311
                                                                    ===========

                  As a result of the above, the current ratio (current assets to current liabilities) was .90 to 1.0 as of December 31, 1999 as compared to .90 to 1.0 at April 2, 1999. Current liabilities at December 31, 1999 were $1,944,670 compared to $1,955,702 at
                  April 2, 1999.

                  The Company expended $73,539 in capital expenditures in the nine months ended December 31, 1999. Depreciation and amortization for the nine months ended December 31, 1999 was $266,575.

                  The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a minimum of 12% per annum. At December 31, 1999 the amount outstanding was $694,828 as compared to $759,330 at April 2, 1999.

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

                                 IEH CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

                  The balance remaining at December 31, 1999 was $147,404.

                  Aggregate future principal payments are as follows:

                  Fiscal Year Ending March:

                  2000                                           $ 12,824
                  2001                                             53,929
                  2002                                             58,405
                  2003                                             22,246
                                                                 --------

                                                                $ 147,404
                                                                =========

                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

                  As of December 31, 1999, the Company had failed to meet one of the financial covenants of the loan agreement namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1:1 to 1:0.

                  At December 31, 1999, the Company reported  tangible net worth
                  of   $462,106.   The  ratio  of  current   assets  to  current
                  liabilities was .90 to 1.0.

                  The Company has applied for additional waivers of this covenant. Neither the UDC nor WAMCO XXIV has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers; then it will be deemed to be in default of this loan obligations and the loan plus interest will become due and payable.

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

                                 IEH CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YEAR 2000 UPDATE

                  Subject to continued monitoring of third party suppliers, IEH Corporation's year 2000 program ("Program") is complete, and no material problems have arisen since the end of calendar year 1999. The Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. All of the Company's business computer systems are year 2000 ready.

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

                                                     IEH CORPORATION
                                                     (Registrant)


February 11, 2000                                    /s/Michael Offerman
-----------------                                    -------------------
                                                     Michael Offerman
                                                     President

February 11, 2000                                    /s/Robert Knoth
-----------------                                    ---------------
                                                     Robert Knoth
                                                     Chief Financial Officer