Form 10KSB
period 2000-03-21
IEH CORPORATION
filed 2000-06-28
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended March 31, 2000
                          --------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

          For the transition period from ____________ to ______________


                        Commission file number   0-5278
                                                 -------

                                 IEH CORPORATION
                                -----------------
                 (Name of Small Business Issuer in Its Charter)


           New York                                    13-5549348
------------------------------                --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)


140 58th Street, Suite 8E, Brooklyn, New York              11220
---------------------------------------------      ----------------------
(Address of Principal Executive Offices)                 (Zip Code)


                                 (718) 492-9673
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:


                                         Name of Each Exchange on Which
    Title of Each Class                            Registered
    -------------------                            ----------

          None                                        None
-----------------------------             ----------------------------
          None                                        None
-----------------------------             ----------------------------

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

                       Yes    X                  No
                           -------                 --------

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Registrant's revenues for its most recent fiscal year ended March 31, 2000 were $4,486,573.

     On June 20, 2000, the aggregate market value of the voting stock of Registrant held by non-affiliates of Registrant (consisting of Common Stock, $.50 par value) computed by reference to the closing bid price at which the stock was sold on such date ($.2500) was approximately $258,546.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     On June 20, 2000, there were 2,303,468 shares of Common Stock, $.50 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                 IEH CORPORATION

                                     PART I

Item I.   Business

          IEH Corporation (hereinafter referred to as the "Company") was organized under the laws of the State of New York on March 22, 1943 under the name Industrial Heat Treating Company, Inc. On March 15, 1989, the Company changed its name to its current name. The Company's executive offices and manufacturing facilities are located at 140 58th Street, Suite 8E, Brooklyn, New York 11220. The Company's telephone number is (718) 492-9673; its email address is ieh@iehcorp.com.

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

                                 IEH CORPORATION

          The Company's Product Line (continued)

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

          The Company's electronic printed circuit connectors are sold to original equipment manufacturers and distributors. The Company supplies its connectors to manufacturers who principally produce and distribute finished products as well as to distributors who resell the Company's products. Prior to the decrease in military and government spending over the last five (5) years, the Company's sales were made primarily to the government, military defense contractors and aerospace companies. However, since the decrease in military and government spending, the Company has modified its product line so as to concentrate its sales efforts to commercial electronics companies. The Company still continues to market its connectors for use in government and military computers; military defense equipment and information systems; terrestrial, airborne and aerospace communications products; avionics and guidance systems and instrumental and electronic testing equipment.

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

          For the fiscal year ended March 31, 2000, the Company's principal customers included manufacturers of commercial electronics products, military defense contractors and distributors who service these markets. Sales to the commercial electronics and military defense markets comprised 25% and 74%, respectively, of the Company's net sales for the year ended March 31, 2000. Approximately 1% of the Company's net sales for the year March 31, 2000, were made internationally.

          New Product Development

          The Company maintains a program to increase the efficiency and performance of its connectors to meet anticipated and specific market needs. Computer and electronics technology is continuously changing and requires the redesign and development of connectors to adapt to these changes. Primarily, new technology has dictated a decrease in the size of solid state electronic components and smaller and denser high performance connectors. Management believes that a key ingredient to the Company's success is its ability to assist customers with a new design effort and prepare necessary drawing packages in a short period of time. After the customer approves the design, prototypes are built, approved by the customer and production is released. As an example, six new connectors have been introduced to a major commercial account. The Company's design effort on this product line began mid-year 1994 and was recently completed. The new development process with this commercial client has led to substantial repeat business in the past fiscal year. The Company now has the ability to introduce this line to other commercial accounts.

          The Company has also recently commenced production of two new connectors for the aerospace industry.

                                 IEH CORPORATION

          New Product Development (continued)

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

          Several years ago, the Company designed and developed a form of compliant termination connector, which is named, "COMTAC". This product, which utilizes technology known as "Solderless Pin Technology", does not require the soldering of connector pins, but instead utilizes a spring type locking system in attaching the connector to the printed circuit board. This technology was patented in the United States under patent No. 4,720,268 and assigned to the Company on January 19, 1988. During the fiscal year ended March 31, 2000, sales of the COMTAC connectors accounted for over 10% of the Company's total sales. The Company has sent pre-production units for evaluation to certain customers and potential customers. Although there can be no assurance of future sales, the Company is optimistic that this new technology will lead to an increase in sales.

          Commitments

          On July 22, 1992, the Company obtained a loan of $435,000 from the New York Urban Development Corporation ("NYUDC"), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum.

          The balance remaining at March 31, 2000 was $135,057.

          Aggregate future principal payments are as follows:

                Fiscal Year Ending March:
                2001                               $53,929
                2002                                58,405
                2003                                22,723
                                                    ------
                                                  $135,057

          In April 1997, the Company was informed by the NYUDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

          As of March 31, 2000, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

          The Company reported tangible net worth of $546,046. The ratio of current assets to current liabilities was .94 to1.0.

          The Company has applied for additional waivers of this covenant. Neither the NYUDC or WAMCO XXIV, LTD. has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation and the loan plus interest will become due and payable.

                                 IEH CORPORATION

          Commitments (continued)

          The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi- Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $32,120 for the year ended March 31, 2000 and $35,640 for the year ended April 2, 1999.

          As of March 31, 2000, the Company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $132,689.

          The total amount due of $132,689 is reported on the accompanying balance sheet in two components; $96,000 reported as a current liability and $36,689 as a long-term liability.

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

          At March 31, 2000 and April 2, 1999, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability.

          On those dates, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Accounting Standards No. 87.

                                 IEH CORPORATION

          Commitments (continued)

          In August 1998, the Company was notified by the PBGC that the Company is liable to the PBGC for the following amounts as of September 1, 1998:

          $ 456,418 representing the amount of unfunded benefit liabilities of the Plan
          $ 242,097 representing funding liability
          $ 2,230 representing the premium liability

          The total amount claimed by the PBGC amounts to $700,745. The Company paid the premium liability of $2,230.00, thereby reducing the total liability to $698,515 as of March 31, 2000.

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

                                 IEH CORPORATION

          Marketing and Sales (continued)

          The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 95% of the Company's net sales for the years ended March 31, 2000 and April 2, 1999, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors.

          Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

          Two (2) of the Company's customers accounted for 32% and 38% of the Company's net sales for the years ended March 31, 2000 and April 2, 1999, respectively. One of the Company's customers accounted for 25% and 31% of the Company's sales for the years ended March 31, 2000 and April 2, 1999 respectively.

          The Company currently employs 16 independent sales representatives to market its products in all regions in the United States. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 31, 2000.

          International sales accounted for less than 1% of sales for the years ended March 31, 2000 and April 2, 1999.

          Backlog of Orders/Capital Requirements

          The backlog of orders for the Company's products amounted to approximately $1,700,000 at March 31, 2000, as compared to $1,400,000 at April 2, 1999. A significant portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The estimated funds required to manufacture the current backlog of orders is estimated at $660,000. The Company does not foresee any problems which would prevent it from fulfilling its orders.

          Competition

          The design, development, manufacture and distribution of electrical connectors and interconnection devices is a highly competitive field. The Company principally competes with companies who produce high performance connectors in printed circuits and wireboards for high technology application. The Company competes with respect to their abilities to adapt certain technologies to meet specific product applications; in producing connectors cost-effectively; and in production capabilities. In addition, there are many companies who offer connectors with designs similar to those utilized by the Company and are direct competitors of the Company.

          The primary basis upon which the Company competes is product performance and production capabilities. The Company usually receives job orders after submitting bids pursuant to customer- issued specifications.

                                 IEH CORPORATION

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

          The Company expended $69,600 for the years ended March 31, 2000 and April 2, 1999, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received revenues of $96,200 for the years ended March 31, 2000 and April 2, 1999, respectively, pursuant to customer sponsored research activities.

          Employees

          The Company presently employs approximately 65 people, three (3) of whom are executive officers; three (3) are engaged in management activities; four (4) provide general and administrative services and approximately 55 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union") which expires on March 31, 2002. The Company believes that it has a good relationship with its employees and the Union.

          Patents and Licenses

          Electrical connectors and interconnection devices are usually the subject of standard designs; therefore, only innovations of standards designs or the discovery of a new form of connector are patentable. The Company is continuously attempting to develop new forms of connectors or adaptations of current connector designs in an attempt to increase performance and decrease per unit costs. The Company has developed and designed the COMTAC connector which was patented on January 19, 1988, at which time the patent was assigned to the Company.

                                 IEH CORPORATION

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

Item 2.   Properties

          On December 1, 1998 the Company amended its lease on its premises by surrendering a portion of its rented premises back to the landlord. Accordingly, the base monthly rent was reduced to $ 10,397 or $121,764 per annum through December 1999 and to $9,397 or $112,764 per annum through the conclusion of the lease which ends August 23, 2001.

          The Company is obligated under this lease through August 23, 2001, at minimum annual rentals as follows:

                                Fiscal year
                                ending:

                                2001            $112,764
                                                ========

          The Company leases approximately 20,400 feet of space, of which it estimates; 6,000 square feet are used as executive, sales and administrative offices, 14,400 square feet are used for its manufacturing and plating.

          The net rental expense for the year ended March 31, 2000 for this lease was $118,520. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs. See "Legal Proceedings" for certain matters involving the Company's operating facility and offices.

Item 3.   Legal Proceedings

          The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.

          As previously reported, the Company reached an agreement with its landlord, the New York Economic Development Corporation ("NYEDC") to settle certain matters related to the lease of its principal offices located in Brooklyn, New York, including a lawsuit brought by the NYEDC against the Company. The lawsuit, entitled New York City Economic Development Corporation against IEH Corporation, had been commenced in the Civil Court of the City of New York, Kings County (Index No. L&T 88890/97).

                                 IEH CORPORATION

          The NYEDC claimed that IEH had not paid the proper rent due under its lease for the period from September 1, 1992 through April 1997. The NYEDC claimed damages of $236,000 plus interest of approximately $41,000.

          The Company determined it was in its best interest to settle the lawsuit. The parties agreed to a settlement, effective as of May, 1997 whereby the Company agreed to a repayment schedule for the amount due payable with interest at 8.25% per year. The monthly installments equal approximately $5,790 per month. The settlement provides for the entity, following notice and a cure period, of a default judgement by the NYEDC in the event the Company fails to pay amounts due under the lease and the settlement in a timely fashion.

Item 4.   Submission of Matters to Vote of Security Holders

          No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 31, 2000.

                                 IEH CORPORATION

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

          Principal Market

          The Common Stock of the Registrant (the "Common Stock") is traded in the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System Bulletin Board under the symbol "IEHC"). On January 11, 1993, the Company's Common Stock was deleted from listing on the NASDAQ SmallCap Market System because of the Company's failure to maintain the minimum asset and shareholders equity requirements. On January 12, 1993, the Company's Common Stock was first quoted over the Electronic Bulletin Board (OTCBB).

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

                 Year                            High Bid         Low Bid
           -----------------------------------   --------         -------

           Fiscal Year ended March 31, 2000(1)
           1st Quarter                           $ .3125          $ .2500
           2nd Quarter                             .3438            .2500
           3rd Quarter                             .2500            .1250
           4th Quarter                             .6875            .1250

           Fiscal Year ended April 2,1999(1)
           1st Quarter                             .6875            .3281
           2nd Quarter                             .3438            .2812
           3rd Quarter                             .3125            .2812
           4th Quarter                             .2500            .2500

           (1)  As reported by the OTCBB.

          The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

          On June 20, 2000 the high bid for the Common Stock was .25000 and the low bid was .15625.

                                 IEH CORPORATION

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters (continued)

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

          Approximated Number of Equity Security Holders

          The number of record holders of the Company's Common Stock as of June 20, 2000 was approximately 1,220. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                       Relationship to Total Revenues

                                                March 31,          April 2,
                                                  2000               1999
                                             ---------------    --------------
Operating Revenues (in thousands)                $4,487             $4,334
                                                --------           --------
Operating Expenses:
  (as a percentage of Operating Revenues)

     Costs of Products Sold                        71.8%              74.2%
       Selling, General and Administrative         17.2%              19.5%
       Interest Expense                             3.1%               3.2%
       Depreciation and amortization                6.7%               6.3%
                                                 --------          ---------
              TOTAL COSTS AND EXPENSES             98.8%             103.2%
                                                 --------          ---------

Operating Income (loss)                             1.2%              (3.2%)

Other Income                                          0%                 0%
                                                 --------           --------

Income (loss) before Income Taxes                   1.2%              (3.2%)

Income Taxes                                        (.2%)              (.3%)
                                                 --------           --------

Net Income (loss)                                   1.0%              (3.5%)
                                                 ========           ========

                                 IEH CORPORATION

                                     PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results Of Operations (continued)

          Results of Operations (continued)

          Year End Results: March 31, 2000 Compared to April 2, 1999

          Operating revenues for the year ended March 31, 2000 amounted to $4,486,573 reflecting a 3.5% increase versus prior year 1999 revenues of $4,334,477. The increase in revenues is a direct result of the Company's continuing efforts to redirect its sales efforts to the commercial and international electronic markets and away from the governmental and military procurement sector.

          Cost of products sold amounted to $3,219,798 for the fiscal year ended March 31, 2000, or 71.8% of operating revenues. This reflected a negligible increase in the cost of products sold from $3,214,927 or 74.2% of operating revenues for the fiscal year ended April 2, 1999. This marginal increase is primarily due to management's efforts to control manufacturing costs.

          Selling, general and administrative expenses were $772,715 and $847,358 or 17.2% and 19.5% of operating revenues for the fiscal years ended March 31, 2000 and April 2, 1999, respectively. This category of expense decreased 8.8% from the prior year. The decrease can be primarily attributed to management's continuing efforts to control expenses.

          Interest expense was $141,159 for the fiscal year ended March 31, 2000 or 3.1% of operating revenues. For the fiscal year ended April 2, 1999, interest expense was $137,766 or 3.2% of operating revenues. The increase of 2.5% reflects additional equipment loans obtained during the year.

          Depreciation and amortization of $298,558 or 6.7% of operating revenues was reported for the fiscal year ended March 31, 2000. This reflects an increase of 9.4 % from the prior year ended April 2, 1999 of $273,029 or 6.3% of operating revenues. The increase is a result of additional acquisitions of new equipment and computers.

          The Company reported a net income of $43,854 for the year ended March 31, 2000 representing basic earnings of $.019 per share as compared to a net loss of $152,824 or $.066 per share for the year ended April 2, 1999. The net income increase for the current year can, in part, be attributed to an increase in revenues from the commercial and international sectors, as well as management's efforts to better control costs and expenses.

          Liquidity and Capital Resources

          The Company reported working capital deficit of $111,044 as of March 31, 2000 compared to a working capital deficit of $188,877. The increase in working capital of $77,833 was attributable to the following items:

          Net income (loss)
           (excluding depreciation and amortization)               342,412
          Capital expenditures                                    (117,978)
          Other transactions                                      (146,601)

                                 IEH CORPORATION

                                     PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Liquidity and Capital Resources (continued)

          As a result of the above, the current ratio (current assets to current liabilities) was .94 to 1 at March 31, 2000 as compared to .90 to 1 at April 2, 1999. Current liabilities at March 31, 2000 were $1,880,104 compared to $1,955,702 at April 2, 1999. This increase in the current ratio is primarily reflective of an increase in inventory as well as a decrease in account receivable financed.

          The Company had $117,978 in capital expenditures in fiscal 2000 against depreciation of $298,558 for the year ended March 31, 2000.

          The net income of $43,854 for the year ended March 31, 2000 increased stockholders' equity to $546,046 as compared to stockholders' equity of $502,192 at April 2, 1999.

          The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a maximum of 12% per annum. At March 31, 2000 the amount outstanding was $689,775 as compared to $759,330 at April 2, 1999.

          As of March 31, 2000 and as of April 2, 1999, the Company failed to meet the tangible net worth covenant contained in its loan agreement with the NYUDC. The Company has not been in compliance with this ratio since fiscal year 1994. The Company received a waiver of this covenant from the NYUDC for the period ending March 31, 1994. The Company has requested a continued waiver from the NYUDC. To date, the NYUDC has not declared an event of default. The Company has been notified that the loan was recently sold by NYUDC to a third party. There are no assurances that the Company will receive any additional waivers of this covenant and therefore, the Company may be deemed to be in noncompliance with its loan obligation to the NYUDC.

          Effects of Inflation

          The Company does not view the effects of inflation to have a material effect upon its business.

          Increases in costs of raw materials and labor costs have been offset by increases in the price of the Company's products, as well as reductions in costs of production, reflecting management's efforts in this area. While the Company has in the past increased its prices to customers, it has maintained its relatively competitive price position. However, significant decreases in government, military subcontractor spending has provided excess production capacity in the industry which in turn has tightened pricing margins.

Item 7.   Financial Statements

          See Index to Financial Statements attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting Financial Disclosure.

          The Company had no disagreements with its accountants during the last two fiscal years.

                                 IEH CORPORATION

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

          The executive officers and directors of the Company are as follows:

      Name          Age                          Office
      ----          ---                          ------

Michael Offerman    59        Chairman of the Board of Directors and President

Robert Knoth        58        Secretary and Treasurer

Murray Sennet       77        Director

Allen Gottlieb      59        Director

Robert Pittman      75        Director

Joan Prideaux       67        Vice-President - Sales and Marketing

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

                                 IEH CORPORATION

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

          Executive Officers and Directors (continued)

          Joan Prideaux joined the Company in July, 1995 as National Sales Manager. Prior to such time Ms. Prideaux was employed as an account executive of Viking Connectors for the previous five years.

          Now retired, Ralph Acello had been a member of the Board of Directors since 1988. In August, 1984, Mr. Acello was elected the Company's Vice-President of Production and held the position until his retirement in November 1999.

          Significant Employees

          Thomas Hunt is the director of Quality Control, a position he has held since October, 1992. Mr. Hunt joined the Company in 1987 as the laboratory director and senior inspector and held said positions until his promotion in October, 1992.

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

Item 10.  Executive Compensation

          The following table sets forth below the summary compensation paid or accrued by the Corporation during the fiscal years ended March 31, 2000, April 2, 1999, and March 27, 1998 for the Corporation's Chief Executive Officer:

                                                                            Other Annual
Name and Principal Position              Year           Salary      Bonus   Compensation
---------------------------              ----           ------      -----   ------------
Michael Offerman, Chief              March 31, 2000     $77,788       -           0
Executive officer, President(1)       April 2, 1999      97,961       -           0
                                     March 27, 1998     100,000       -           0

                                 IEH CORPORATION

                                    PART III

Item 10.  Executive Compensation (continued)

     (1) During the years ended March 31, 2000, April 2, 1999 and March 27, 1998, the Corporation provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Corporation of such automobile or automobile allowances. The Corporation is unable to determine without unreasonable effort and expense the specific amount of such benefit, however, the Corporation has concluded that the aggregate amounts of such personal benefit for Mr. Offerman does not exceed $25,000 or 10% of the compensation reported as total salary and bonus reported. Effective January 1, 1995, Mr. Offerman entered into an employment agreement with the Company to increase his salary to $100,000 per annum. Mr. Offerman agreed that, not withstanding the terms of his new employment agreement, he was paid at the rate of $77,788 for fiscal 2000. See "Employment Agreements".

          No other officer of the Corporation received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended March 31, 2000, April 2, 1999 or March 27, 1998.

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

          For normal retirement at the age of sixty-five (65) the employee is entitled to receive full retirement benefits for a period not exceeding ten (10) years of his lifetime. If the employee should die prior to the ten-year period, his beneficiaries will continue to receive the full benefit for the remainder of the ten- year term. In no event will benefits exceed $12,000 per year.

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

                                 IEH CORPORATION

                                    PART III

Item 10.  Executive Compensation (continued)

          Employment Agreements

          In August, 1995, the Board of Directors approved the terms of an employment agreement with Michael Offerman, its President and Chairman of the Board. Effective as of January 1, 1995, the terms of he Employment Agreement provide that Mr. Offerman's salary will be $100,000 per year and that he will be employed as President of the Company until a term expiring on December 31, 1999. Mr. Offerman agreed to defer the increase in his salary from the previous year's rate of compensation ($86,875) until October 20, 1995 and further agreed to receive $92,404 in salary for the fiscal year ended April 2,1998. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits and the use of a full size automobile during the term. The Company also agreed to pay the premium for a $150,000 term life insurance policy payable to Mr. Offerman's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Offerman at the expiration of his term, the Company has agreed to pay Mr. Offerman the sum of $75,000. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr. Offerman's employment is terminated or he resigns, then Mr. Offerman will be entitled to receive a sum equal to the balance of his base salary for the remainder of the term plus $75,000. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities, (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Offerman the sum of $75,000. The Employment Agreement has expired.

          In August, 1995, the Board of Directors approved the terms of an employment agreement with Robert Knoth. Effective as of January 1, 1995, the terms of the Employment Agreement provide that Mr. Knoth's salary will be $59,500 per year and that he will be employed as Secretary and Treasurer until a term expiring on December 31, 1999. As further provided under the terms of the Employment Agreement, the Company will provide certain benefits such as health benefits. The Company also agreed to pay the premium of a $150,000 term life insurance policy payable to Mr. Knoth's beneficiary. In the event the Company declines to enter into a new employment agreement with Mr. Knoth at the expiration of his term, the Company has agreed to pay Mr. Knoth the sum of $44,625. Additionally, in the event there occurs a "change of control" of the Company, and within the one (1) year period thereafter Mr. Knoth's employment is terminated or he resigns, then Mr. Knoth will be entitled to receive a sum equal to the balance of his base salary for the remainder of the term plus $44,625. A "change of control" is defined to mean (i) a person becomes the holder of 30% or more of the combined voting power of the Company's outstanding securities, (ii) the stockholders of the Company approve a merger or consolidation whereby the Company's voting securities fail to represent, after such a merger or consolidation, at least 50.1% of the voting securities of the surviving entity. Additionally, in the event the Company relocates outside of the New York City Metropolitan area, it has agreed to pay Mr. Knoth the sum of $44,625. The Employment Agreement has expired.

          In December 1997, the Board of Directors approved the terms of an employment agreement with Joan Prideaux. The terms of the employment agreement provide that Ms. Prideaux's salary will be $60,000 per year and that she will be employed as Vice President-Sales and Marketing. The agreement is for a period of five years. As further provided under the terms of the employment agreement, the Company will provide certain benefits such as health benefits. The Company also agreed to pay the premium of a $150,000 term life insurance policy payable to Ms. Prideaux's beneficiary.

                                 IEH CORPORATION

                                    PART III

Item 10.  Executive Compensation (continued)

          Employment Agreements (continued)

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

          Cash Bonus Plan

          In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers.

          Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal years ended March 31, 2000, April 2, 1999 and March 27, 1998.

                                 IEH CORPORATION

                                    PART III

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information as of June 20, 2000 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns Common Stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 20, 2000, there were 2,303,468 shares of Common Stock issued and outstanding.

                                                        Amount of and
                       Name and Address of          Nature of Beneficial
  Title of Class        Beneficial Owner                 Ownership           Percentage of Class
--------------------------------------------------------------------------------------------------
Common Stock $.50       Michael Offerman                  399,784                 17.4%
Par Value               140 58th Street
                        Brooklyn, NY  11220(1)


                        Murray Sennet                      24,500                  1.1%
                        1900 Manor Lane
                        Plano, TX  75093


                        Allen Gottlieb                          0                   0
                        325 Coral Way
                        Ft. Lauderdale. FL
                        33301

                        Robert Pittman                     20,000                   *
                        45 Ocean Avenue
                        Monmouth Bch, NJ
                        07750

                        Gerard Deiss
                        16 Rue De La Mart                 547,000                 23.7%
                        Chartreuil
                        6-68 490
                        Mere Par Montfort
                        L'Amaury, France(2)

                        David Lopez and                   278,000                 12.1%
                        Nancy Lopez
                        Edge of Woods
                        P.O. Box 323
                        Southampton, NY 11968

                        All Officers & Directors          444,284                 19.3%
                        as a Group (4 in
                        number)

                                IEH CORPORATION

                                    PART III

Item 11. Security Ownership of Certain Beneficial Owners and Management (continued)

          (Notes from previous page)

          --------------------------

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

Item 13.  Exhibits, Lists and Reports on Form 8-K

          (a)  Exhibits filed with Form 10-KBS:

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

                                        IEH CORPORATION

                                        By:  /s/ Michael Offerman
                                        -----------------------------------
                                        Michael Offerman, President

Dated:   June 25, 2000

     Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/    Michael Offerman                                 June 25, 2000
--------------------------------------
Michael Offerman, Chairman of the
 Board and President

/s/  Robert Knoth                                       June 25, 2000
--------------------------------------
Robert Knoth, Secretary and
 Treasurer

/s/   Murray Sennet                                     June 25, 2000
--------------------------------------
Murray Sennet, Director

/s/  Robert Pittman                                     June 25, 2000
--------------------------------------
Robert Pittman, Director

/s/ Alan Gottlieb                                       June 25, 2000
--------------------------------------
Alan Gottlieb, Director

                                 IEH Corporation

                                    Contents

                        March 31, 2000 and April 2, 1999

                                                                        Page
                                                                       Number
                                                                     ----------

Report of Independent Certified Public Accountant               `        25

Financial Statements:

    Balance Sheets as of March 31, 2000 and April 2, 1999               26-27

    Statement of Operations for the twelve months
         ended March 31, 2000 and April 2, 1999                          28

    Statement of Stockholders' Equity as of March 31, 2000
          and April 2, 1999                                              29

    Statement of Cash Flows for the years ended March 31, 2000
          and April 2, 1999                                             30-31

Notes to Financial Statements                                           32-40

                Report of Independent Certified Public Accountant
                -------------------------------------------------

Board of Directors
IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation as of March 31, 2000 and April 2, 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2000 and April 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 31, 2000 and April 2, 1999 and the results of its operations and its cash flows for each of the two years ended March 31, 2000 and April 2, 1999 in conformity with generally accepted accounting principles.


                                           Jerome Rosenberg, CPA, P.C.

Melville, New York
May 25, 2000

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 31, 2000 and April 2, 1999


                                                                         March 31,          April 2,
                                                                           2000               1999
                                                                           ----               ----

                                           ASSETS

CURRENT ASSETS:
Cash                                                                   $     4,045        $   15,120
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at March 31, 2000 and April 2, 1999                          772,634           810,551
Inventories (Note 2)                                                       976,169           926,471
Prepaid expenses and other current assets (Note 3)                          16,212            14,683
                                                                        ----------        ----------

          Total current assets                                           1,769,060         1,766,825
                                                                        ----------        ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,075,854 at March 31, 2000
   and $4,777,296 at April 2, 1999 (Note 4)                              1,258,153         1,438,733
                                                                        ----------        ----------


OTHER ASSETS:
  Prepaid pension cost (Note 11)                                            43,949            43,949
  Other assets                                                              46,378            46,622
                                                                        ----------        ----------
                                                                            90,327            90,571
                                                                        ==========        ==========


Total assets                                                            $3,117,540        $3,296,129
                                                                        ==========        ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 31, 2000 and April 2, 1999


                                                                     March 31,       April 2,
                                                                        2000           1999
                                                                        ----           ----

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 5)                             $  689,775     $  759,330
Notes payable, equipment, current portion (Note 8)                     19,555         25,333
Notes payable, current portion (Note 7)                                66,009         60,798
Loans payable, current portion (Note 9)                                53,929         50,693
Accrued corporate income taxes                                         16,020         15,352
Union pension and health & welfare, current portion (Note 12)          96,000         96,000
Accounts payable                                                      779,686        769,893
Other current liabilities (Note 6)                                    159,130        178,303
                                                                    ---------      ---------

          Total current liabilities                                 1,880,104      1,955,702
                                                                    ---------      ---------

LONG-TERM LIABILITIES:
Pension Plan payable (Note 11)                                        516,966        516,966
Notes payable, equipment, less current portion (Note 8)                50,858         52,936
Notes payable, less current portion (Note 7)                            5,750         71,759
Loan payable, less current portion (Note 9)                            81,127        133,747
Union pension & health & welfare, less current
   portion (Note 12)                                                   36,689         62,827
                                                                    ---------      ---------
          Total long-term liabilities                                 691,390        838,235
                                                                    ---------      ---------

          Total liabilities                                         2,571,494      2,793,937
                                                                    ---------      ---------

STOCKHOLDERS' EQUITY:
Common stock,  $.50 par value;  10,000,000 shares
   authorized,  2,303,468 shares issued and
   outstanding at March 31, 2000 and at April 2, 1999               1,151,734      1,151,734

Capital in excess of par value                                      1,615,874      1,615,874
Retained earnings (Deficit)                                        (2,221,562)    (2,265,416)
                                                                   -----------    -----------
          Total stockholders' equity                                  546,046        502,192
                                                                   -----------    -----------

          Total liabilities and stockholders' equity               $3,117,540     $3,296,129
                                                                   ===========    ===========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS

                                                                              Years Ended
                                                                              -----------
                                                                  March 31,                 April 2,
                                                                     2000                     1999
                                                              ------------------       -------------------

REVENUE, net sales (Note 14)                                      $4,486,573                $4,334,477
                                                                  ----------                ----------

COSTS AND EXPENSES:

  Cost of products sold                                            3,219,798                 3,214,927
  Selling, general and administrative                                772,715                   847,358
  Interest expense                                                   141,159                   137,766
  Depreciation and amortization                                      298,558                   273,029
                                                                  ----------                ----------
                                                                   4,432,230                 4,473,080
                                                                  ----------                ----------

OPERATING INCOME (LOSS)                                               54,343                  (138,603)

OTHER INCOME                                                             711                       810
                                                                  ----------                ----------

INCOME (LOSS) BEFORE INCOME TAXES                                     55,054                  (137,793)

PROVISION FOR INCOME TAXES                                           (11,200)                  (15,031)
                                                                  ----------                ----------

NET INCOME (LOSS)                                                 $   43,854                $ (152,824)
                                                                  ==========                ==========

Basic and Diluted Earnings per common share (Note 1)              $     .019                $    (.066)
                                                                  ==========                ==========

Weighted average number of  common shares
  outstanding (in thousands)                                           2,303                     2,303
                                                                  ==========                ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                           STATEMENT OF STOCKHOLDERS' EQUITY
              For the Years Ended March 31, 2000 and April 2,1999


                                                                                   Capital in Excess          Retained Earnings
                                                   Common Stock                      of Par Value                 (Deficit)
                                        --------------------------------------   ---------------------     ------------------------
                                             Shares                Amount
                                        -----------------     ----------------

Balances, March 27, 1998                    2,303,502           $1,151,751             $1,615,874               $ (2,112,592)


Retirement of common stock at
September 25, 1998                                (34)                 (17)

Net Loss: Year ended April 2, 1999                                                                                  (152,824)
                                        -----------------     ----------------   ---------------------     ------------------------

Balances, April 2, 1999                     2,303,468            1,151,734              1,615,874                 (2,265,416)

Net Income: Year ended March 31,
2000                                                                                                                  43,854
                                        -----------------     ----------------   ---------------------     ------------------------

Balances, March 31, 2000                    2,303,468           $1,151,734             $1,615,874               $ (2,221,562)
                                        =================     ================   =====================     ========================


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
           For the Twelve Months Ended March 31, 2000 and April 2,1999

                                                                                      Years Ended
                                                                      ----------------------------------------
                                                                           March 31,              April 2,
                                                                             2000                   1999
                                                                      -------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $  43,854               $ (152,824)
                                                                          ----------              -----------

  Adjustments to reconcile net income to net cash used in operating activities

  Depreciation and amortization                                             298,558                  273,029

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                                 37,917                   28,170
  (Increase) decrease inventories                                           (49,698)                  22,811

  (Increase) decrease in prepaid expenses and other current assets           (1,529)                  23,541

  (Increase) decrease in other assets                                           244                      807

  (Decrease) increase in accounts payable                                     9,793                   46,937
  (Decrease) increase in other current liabilities                          (19,173)                  54,277

  Increase in accrued corporate income taxes                                    668                       20
  (Decrease) in due to union pension & health & welfare                     (26,138)                 (72,000)
                                                                          ----------              -----------

               Total adjustments                                            250,642                  377,592
                                                                          ----------              -----------

NET CASH PROVIDED BY (USED) FOR OPERATING ACTIVITIES                        294,496                  224,768
                                                                          ----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                            (117,978)                (306,137)
                                                                          ----------              -----------

          NET CASH USED IN INVESTING ACTIVITIES                           $(117,978)               $(306,137)
                                                                          ----------              -----------


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
          For the Twelve Months Ended March 31, 2000 and April 2, 1999

                                                            March 31,                   April 2,
                                                              2000                        1999
                                                      ---------------------       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of common shares                             $          -                 $       (17)
Principal payments on notes payable                          (87,539)                    (63,928)

Increase in notes payable                                     18,885                      86,195
Proceeds from accounts receivable financing                  (69,555)                    103,315
Principal payments on loan payable                           (49,384)                    (48,530)
                                                        ------------                 -----------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                  (187,593)                     77,035
                                                                                     -----------

INCREASE (DECREASE) IN CASH                                  (11,075)                     (4,334)


CASH, beginning of period                                     15,120                      19,454
                                                        ------------                 -----------

CASH, end of period                                     $      4,045                 $    15,120
                                                        ============                 ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the nine months for:

     Interest                                           $    141,159                 $   137,766
                                                        ============                 ===========

     Income Taxes                                       $     11,200                 $    15,031
                                                        ============                 ===========

                 See accompanying notes to financial statements

<PAGE

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

          Accounting Period:

          The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31st. The year ended March 31, 2000 was comprised of 52 weeks and the year ended April 2, 1999 was comprised of 53 weeks.

          Revenue Recognition:

          Revenues are recognized at the shipping date of the Company's products.

          Inventories:

          Inventories are stated at cost, on a first-in, first-out basis, which does not exceed market value.

          Concentration of Credit Risk:

          The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $200,000 in aggregate. There were no uninsured balances at either March 31, 2000 or April 2, 1999.

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

          Net Income Per Share:

          The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 31, 2000 and April 2, 1999, there were no differences between basic and diluted earnings per share.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

          Impairment of Long-Lived Assets:

          SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121 effective March 31, 2000. There was no impact of such adoption on the Company's financial condition and results of operations.

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

          Segment Information:

          The Company has adopted the provisions of SFAS No. 131, "Disclosures About Segment of An Enterprise and Related Information." This Statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position. The disclosure of major customers is reported in
          Note 15. Sales outside of the United States accounted for less than one percent (1%) of total revenue.

          Software Developed for Internal Use:

          The Company provides for the capitalization of internal use of computer software costs. These capitalized costs are amortized on a straight-line basis over the useful life of the software.

          Effect of New Accounting Pronouncements:

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition Statements" (SAB
          101), which provides additional guidance in applying generally accepted accounting principles. The Company plans to adopt this Statement as of April 1, 2000. The adoption of this Statement is not expected to have a material impact on the Company's revenue recognition policy.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 2 -  INVENTORIES:

          Inventories are comprised of the following:

                                 March 31,              April 2,
                                    2000                  1999
                             ------------------      ---------------

          Raw materials          $683,443               $702,176
          Work in progress        190,480                122,606
          Finished goods          102,246                101,689
                                 --------               --------
                                 $976,169               $926,471
                                 ========               ========

Note 3 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

          Prepaid expenses and other current assets are comprised of the following:

                                         March 31,             April 2,
                                           2000                  1999
                                      ---------------      -----------------

          Prepaid insurance             $14,613                $14,077
          Other current assets            1,599                    606
                                        -------                -------
                                        $16,212                $14,683
                                        =======                =======

Note 4 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment are as follows:

                                                 March 31,        April 2,
                                                   2000             1999
                                             --------------   ---------------

          Computers                            $ 183, 808      $  161,896
          Leasehold improvements                  585,831         583,206
          Machinery and equipment               3,901,503       3,854,973
          Tools and dies                        1,502,849       1,455,938
          Furniture and fixture                   148,770         148,770
          Transportation equipment                 11,246          11,246
                                                ---------       ---------

                                                6,334,007       6,216,029

          Less: accumulated depreciation
          and amortization                      5,075,854       4,777,296
                                                ---------       ---------

                                               $1,258,153      $1,438,733
                                                =========       =========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 5 -  ACCOUNTS RECEIVABLE FINANCING:

          The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above The Chase Manhattan Bank's publicly announced rate (9.0 %) at March 31, 2000, with a maximum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories.

Note 6 -  OTHER CURRENT LIABILITIES:

          Other current liabilities are comprised of the following:

                                              March 31,             April 2,
                                                2000                  1999
                                           --------------      ---------------

          Payroll and vacation accruals           $63,317             $ 77,787
          Sales commissions                         5,715               21,178
          Pension plan payable                     65,489               65,489
          Other                                    24,609               13,849
                                           --------------      ---------------

                                                 $159,130             $178,303
                                           ==============      ===============

Note 7 -  NOTES PAYABLE:

          The Company was in arrears in the amount of $236,000 to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period, by the Company issuing notes payable to NYCEDC. The note bears interest at the rate of 8.25% per annum. The balance remaining at March 31, 2000 was $71,759, with $66,009 being reported as a current liability and the remainder being reported as a long-term liability. (See Note 12 - relating to lease reduction).

Note 8 -  NOTES PAYABLE EQUIPMENT:

          The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at March 31, 2000 amounted to $70,413.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 -  NOTES PAYABLE EQUIPMENT (continued):

          Aggregate future principal payments are as follows:

          2001                 19,555
          2002                 19,555
          2003                 19,532
          2004                 10,210
          Thereafter            1,561
                              -------
                              $70,413
                              =======

Note 9 -  LOAN PAYABLE:

          On July 22, 1992, the Company obtained a loan of $435,000 from the New York Urban Development Corporation ("NYUDC"), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum.

          The balance remaining at March 31, 2000 was $135,057.

          Aggregate future principal payments are as follows:

          Fiscal Year Ending March:
          2001                        $  53,929
          2002                           58,405
          2003                           22,723
                                      ---------
                                      $ 135,057
                                      =========

          In April 1997, the Company was informed by the NYUDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan remained in effect.

          As of March 31, 2000, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

          The Company reported tangible net worth of $546,046. The ratio of current assets to current liabilities was .94 to 1.0.

          The Company has applied for additional waivers of this covenant. Neither the NYUDC or WAMCO XXIV, Ltd. has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation and the loan plus interest will become due and payable.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 10 - INCOME TAXES:

          The Company has available at March 31, 2000, for federal income tax purposes, a net operating loss carryforward of approximately $2,158,000 of which approximately $1,724,000 will expire in 2007 with the balance in 2017. In addition, the Company has unused investment tax credits of approximately $86,000 which expire between 1999 and 2002.

Note 11 - PENSION PLAN-SALARIED PERSONNEL:

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

          The PBGC further determined that pursuant to the provisions of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), that the Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.

          At March 31, 2000 and April 2, 1999, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability.

          On those dates, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Accounting Standards No. 87.

          In August 1998, the Company was notified by the PBGC that the Company is liable to the PBGC for the following amounts as of September 1, 1998:

          . $ 456,418 representing the amount of unfunded benefit liabilities of the Plan

          . $ 242,097 representing funding liability

          The total payment claimed by the PBGC amounted to $698,515.

          The amount claimed is being contested by the Company, and the PBGC granted the Company an extension of time until February 22, 1999 in which to file an appeal. The Company did file an appeal and is presently awaiting a response from the PBGC.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 12 - COMMITMENTS:

          The Company had entered into employment agreements with certain officers. The agreements provided for retirement compensation of $30,000 per annum for a period of five years upon reaching either age 65, death, total disability or employment terminated by mutual consent between the Company and the respective officer. Prior to March 26, 1993, all but one of these agreements had expired. The remaining agreement is with the President of the Company.

          On December 1, 1998 the Company amended its lease on its premises by surrendering a portion of its rented premises back to the landlord. Accordingly, the base monthly rent was reduced to $ 10,397 or $121,765 per annum through December 1999 and to $9,397 or $112,764 per annum through the conclusion of the lease which ends August 23, 2001.

          The Company is obligated under this lease through August 23, 2001, at minimum annual rentals as follows:

          Fiscal year ending:

          2001              $112,764
                            ========

          The net rental expense for the year ended March 31, 2000 for this lease was $118,520.

          (See Note 7 - Notes Payable relating to rent arrears agreement)

          The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $32,120 for the year ended March 31, 2000 and $35,640 for the year ended April 2, 1999.

          As of March 31, 2000, the Company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $132,689.

          The total amount due of $132,689 is reported on the accompanying balance sheet in two components; $96,000 reported as a current liability and $36,689 as a long-term liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 12 - COMMITMENTS (continued):

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

Note 13 - CHANGES IN STOCKHOLDERS' EQUITY:

          Retained earnings (deficit) decreased by $43,854, which represents the net income for the twelve months ended March 31, 2000.

Note 14 - REVENUES FROM MAJOR CUSTOMERS:

          In the fiscal year ended March 31, 2000, more than 25% of the Company's total revenues were earned from one customer. Total sales to this customer were approximately $1,105,000.

                                 IEH CORPORATION

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

                                     IEH CORPORATION

10.6 Form of Security Agreement between the Registrant and New York State Urban Development Corporation [Exhibit 10C to Current Report filed on Form 8-K, dated July 22, 1992].

10.7 Form of financing agreement between the Company and Milberg Factors, Inc. [Exhibit C-1 to the Current Report filed on Form 8- K, dated March 1, 1990].

10.8 Form of Collective Bargaining Agreement between Company and Local 259 of the United Auto Workers Union, dated October 1, 1991.

10.9 Form of Employment Agreement between Company and Michael Offerman together with Amendment No. 1 dated November 27,1997. [filed as Exhibit 10.9 to Form 10KSB for the fiscal year ended March 28, 1997]

10.10 Form of Employment Agreement between the Company and Ralph Acello together with Amendment No. 1 dated November 27,1997.[filed as Exhibit 10.10 to Form 10KSB for the fiscal year ended March 28, 1997]

10.11 Form of Employment Agreement between the Company and Robert Knoth together with Amendment No. 1 dated November 27,1997.[filed as Exhibit 10.11 to Form 10KSB for the fiscal year ended March 28, 1997]

10.12 Form of Employment Agreement between the Company and Joan Prideaux. [filed as Exhibit 10.12 to Form 10KSB for the fiscal year ended March 28, 1997] 21. Subsidiaries: None

23.1* Consent of Jerome Rosenberg CPA, independent auditor of the Company

27*                 EDGAR Financial Date Schedule

                                IEH CORPORATION

99.1 Stipulation and Escrow Agreement dated December 18, 1997 between the Company and New York Economic Development Corporation together with Stipulation, Consent and Final Judgement.[filed as Exhibit 99.1 to Form 10-QSB for the quarter ended December 26, 1997]

                          ----------------------------