Form 10QSB
period 2000-06-30
IEH CORPORATION
filed 2000-08-10
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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

                               Yes  [ X ]      No   [   ]


2,303,468 shares of Common Shares, par value $.50 per share, were outstanding as of June 30, 2000.

                                 IEH CORPORATION

                                    CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

         Balance Sheets as of June 30, 2000 (Unaudited) and March 31, 2000   2-3


         Statement of Operations (Unaudited) for the three months ended
              June 30, 2000 and July 2, 1999                                  4


         Statement of Cash Flows (Unaudited) for the three months ended
              June 30, 2000 and July 2, 1999                                 5-6


         Notes to Financial Statements (Unaudited)                          7-11


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                12-15


Part II - OTHER INFORMATION                                                   16

                                     IEH CORPORATION

                                     BALANCE SHEETS
                         As of June 30, 2000 and March 31, 2000

                                                               June 30,       March 31,
                                                                 2000            2000
                                                               ----------     ----------
                                                              (Unaudited)      (Note 1)

                               ASSETS

CURRENT ASSETS:
Cash .....................................................     $    2,294     $    4,045
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at June 30, 2000 and March 31, 2000 ........        772,350        772,634
Inventories (Note 2) .....................................        943,900        976,169
Prepaid expenses and other current assets (Note 3) .......         17,086         16,212
                                                               ----------     ----------
          Total current assets ...........................      1,735,630      1,769,060
                                                               ----------     ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,142,574 at June 30,
   2000 and $5,075,854 at March 31, 2000 .................      1,253,896      1,258,153
                                                               ----------     ----------


OTHER ASSETS:
  Prepaid pension cost (Note 8) ..........................         43,949         43,949
  Other assets ...........................................         47,467         46,378
                                                               ----------     ----------
                                                                   91,416         90,327
                                                               ----------     ----------

Total assets .............................................     $3,080,942     $3,117,540
                                                               ==========     ==========


                 See accompanying notes to financial statements

                                        IEH CORPORATION

                                         BALANCE SHEETS
                             As of June 30, 2000 and March 31, 2000

                                                                     June 30,         March 31,
                                                                       2000             2000
                                                                   -----------      -----------
                                                                   (Unaudited)         (Note 1)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing ................................     $   699,523      $   689,775
Notes payable, equipment, current portion (Note 7) ...........          25,355           19,555
Notes payable, current portion (Note 6) ......................          55,762           66,009

Loans payable, current portion (Note 5) ......................          55,015           53,929
Accrued corporate income taxes ...............................          15,612           16,020
Union pension and health & welfare, current portion (Note 8) .          96,000           96,000
Accounts payable .............................................         752,482          779,686
Other current liabilities (Note 4) ...........................         128,976          159,130
                                                                   -----------      -----------

          Total current liabilities ..........................       1,828,725        1,880,104
                                                                   -----------      -----------

LONG-TERM LIABILITIES:
Pension Plan payable (Note 8) ................................         516,966          516,966
Notes payable, equipment, less current portion (Note 7) ......          69,123           50,858
Notes payable, less current portion (Note 6) .................            --              5,750
Loan payable, less current portion (Note 5) ..................          67,445           81,127
Union pension & health & health & welfare,
  less current portion (Note 8) ..............................          29,189           36,689
                                                                   -----------      -----------
          Total long-term liabilities ........................         682,723          691,390
                                                                   -----------      -----------

          Total liabilities ..................................       2,511,448        2,571,494
                                                                   -----------      -----------

STOCKHOLDERS' EQUITY:
Common stock,  $.50 par value;  10,000,000 shares  authorized;
2,303,468 shares issued and outstanding at June 30, 2000 and
March 31, 2000
Capital in excess of par value ...............................       1,615,874        1,615,874
Retained earnings (Deficit) ..................................      (2,198,114)      (2,221,562)
                                                                   -----------      -----------
          Total stockholders' equity .........................         569,494          546,046
                                                                   -----------      -----------

          Total liabilities and stockholders' equity .........     $ 3,080,942      $ 3,117,540
                                                                   ===========      ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                    ---------------------------
                                                      June 30,          July 2,
                                                        2000             1999
                                                    -----------     -----------
REVENUE, net sales ............................     $ 1,190,994     $ 1,134,232
                                                    -----------     -----------

COSTS AND EXPENSES

Cost of products sold .........................         841,910         824,979
Selling, general and administrative ...........         214,543         192,755
Interest expense ..............................          40,162          37,697
Depreciation and amortization .................          66,720          75,525
                                                    -----------     -----------
                                                      1,163,335       1,130,956

OPERATING INCOME (LOSS) .......................          27,659           3,276

OTHER INCOME ..................................            --               241
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES .............          27,659           3,517
                                                    -----------     -----------

PROVISION FOR INCOME TAXES ....................           4,200           4,200

NET INCOME (LOSS) .............................     $    23,459     $      (683)
                                                    ===========     ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE ...     $       .01     $      (.01)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING (in thousands) .................           2,303           2,303
                                                    ===========     ===========

                 See accompanying notes to financial statements

                                        IEH CORPORATION

                                    STATEMENT OF CASH FLOWS
                                  Increase (Decrease) in Cash
                   For the Three Months Ended June 30, 2000 and July 2, 1999
                                          (Unaudited)

                                                                      June 30,       July 2,
                                                                        2000           1999
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................     $  23,459      $    (683)

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization ..................................        66,720         75,525

Changes in assets and liabilities:
(Increase) decrease in accounts receivable .....................           284       (331,392)


(Increase) decrease inventories ................................        32,269         23,471
(Increase) decrease in prepaid expenses and other current assets          (874)         2,506


(Increase) decrease in other assets ............................        (1,089)           136


Increase (decrease) in accounts payable ........................       (27,215)         6,669
Increase (decrease) in other current liabilities ...............       (30,154)        13,278
Increase (decrease) in accrued corporate income taxes ..........          (408)         2,213


Increase (decrease) in due to union pension & health & welfare .        (7,500)          --
                                                                     ---------      ---------

          Total adjustments ....................................        32,033       (207,594)
                                                                     ---------      ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
                                                                        55,492       (208,277)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets ......................................       (62,463)       (31,330)
                                                                     ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES ..........................     $ (62,463)     $ (31,330)
                                                                     =========      =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
            For the Three Months Ended June 30, 2000 and July 2, 1999
                                   (Unaudited)

                                                          June 30,        July 2,
                                                            2000           1999
                                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in notes payable - Net .........     $   8,068      $ (18,436)


Proceeds from accounts receivable financing ........         9,748        260,402
Increase (decrease) on loan payable ................       (12,596)       (12,529)
                                                         ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                             5,220        229,437
                                                         ---------      ---------

INCREASE (DECREASE) IN CASH
                                                            (1,751)       (10,170)



CASH, beginning of period ..........................         4,045         15,120
                                                         ---------      ---------

CASH, end of period ................................     $   2,294      $   4,950
                                                         =========      =========

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW
INFORMATION,  cash paid during the three months for:

     Interest ......................................     $  40,162      $  37,697
                                                         =========      =========

     Income Taxes ..................................     $   4,200      $   4,200
                                                         =========      =========



                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - FINANCIAL STATEMENTS:

                  The accompanying financial statements of IEH Corporation ("The Company") for the three months ended June 30, 2000 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three months ended June 30, 2000. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission.

                  The balance sheet at March 31, 2000 has been taken from the audited financial statements of that date.

Note 2 - INVENTORIES:

                  Inventories are comprised of the following:

                                                June 30,           March 31,
                                                  2000               2000
                                                --------           --------

                  Raw materials                 $660,730           $683,443
                  Work in progress               188,780            190,480
                  Finished goods                  94,390            102,246
                                                --------           --------
                                                $943,900           $976,169
                                                ========           ========


                  Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of June 30, 2000 was $12,000. At March 31, 2000, the balance of this reserve was $0.

                  Inventories at June 30, 2000 and March 31, 2000 are recorded net of this reserve.

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                                   June 30,           March 31,
                                                     2000               2000
                                                   -------            -------

                  Prepaid insurance                $10,702            $14,613
                  Other current assets               6,384              1,599
                                                   -------            -------
                                                   $17,086            $16,212
                                                   =======            =======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note 4 - OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:


                                                    June 30,           March 31,
                                                       2000              2000
                                                     -------          ---------

                  Payroll and vacation accruals     $ 31,356          $  63,317
                  Sales commissions                    8,142              5,715
                  Pension Plan payable                65,489             65,489
                  Other                               23,989             24,609
                                                    --------             ------
                                                    $128,976          $ 159,130
                                                    ========          =========

Note 5 - LOAN PAYABLE:

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum.

                  The balance remaining at June 30, 2000 was $122,460.

                  Aggregate future principal payments are as follows:

                  Fiscal Year Ending March:
                  2001                                            $  40,847
                  2002                                               58,405
                  2003                                               23,208
                                                                  ---------
                                                                  $ 122,460
                                                                  =========

                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

                  As of June 30, 2000, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note 5 - LOAN PAYABLE (continued):

                  At June 30, 2000, the Company reported tangible net worth of $569,494. The ratio of current assets to current liabilities was .95 to 1.0.

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

Note 6 - NOTES PAYABLE:

                  The Company was in arrears to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48-month period by the Company issuing notes payable to NYCEDC. The note bears interest at the rate of 8.25% per annum. The balance remaining at June 30,2000 was $55,762.

Note 7 - NOTES PAYABLE EQUIPMENT:

                  The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at June 30, 2000 amounted to $94,478.

                  Aggregate future principal payments are as follows:

                  Fiscal year ended March 31,
                  2001                                          $ 19,016
                  2002                                            25,355
                  2003                                            25,333
                  2004                                            16,978
                  Thereafter                                       7,796
                                                                --------
                                                                $ 94,478
                                                                ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - COMMITMENTS:

                  The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $9,241 for the three months ended June 30, 2000.

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

                  As of June 30, 2000, the Company had paid down the arrears to the Union's pension plan and the amount due the health and welfare plan was $125,189.

                  The total amount due of $125,189 is reported on the accompanying balance sheet in two components; $96,000 reported as a current liability and $29,189 as a long-term liability.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - COMMITMENTS (continued):

                  At June 30, 2000 and July 2, 1999, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as long-term liability.

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

Note 9 - CHANGES IN STOCKHOLDERS' EQUITY:

                  Retained earnings (deficit) decreased by $23,459, which represents the net income for the three months ended June 30, 2000.

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

                                 IEH CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

                  The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                  Three Months Ended
                                                                ------------------------
                                                                June 30,        July 2,
                                                                  2000           1999
                                                                --------       --------

Operating Revenues (in thousands) .........................     $  1,191       $  1,134
                                                                --------       --------

Operating Expenses: (as a percentage of operating revenues)
Cost of Products Sold .....................................        70.7%          72.7%
Selling, General and Administrative .......................        18.0%          17.0%
Interest Expense ..........................................         3.4%           3.3%
Depreciation and Amortization .............................         5.6%           6.7%
                                                                 ------       --------
          Total Costs and Expenses ........................        97.7%          99.7%
                                                                 ------       --------

Operating Income (loss) ...................................         2.3%            .3%
                                                                 ------       --------

Other Income ..............................................          --             --
                                                                 ------       --------

Income (loss) before Income Taxes .........................         2.3%            .3%

Income Taxes ..............................................         (.3)%          (.4)%
                                                                 ------       --------

Net Income (loss) .........................................         2.0%           (.1)%
                                                                 ------       --------

         COMPARATIVE ANALYSIS

                  Operating revenues for the three months ended June 30, 2000 amounted to $1,190,994, reflecting a 5.0% increase versus the comparative three months operating revenues of $1,134,232. The increase is a direct result of management's new market sales in the commercial electronic sector.

                  Cost of products sold amounted to $841,910 for the three months ended June 30, 2000 or 70.7% of operating revenues. This reflected an increase of $16,931 or 2.1% of the cost of products sold of $824,979 for the three months ended July 2, 1999. This increase is primarily due to increased production costs inherent in producing new products.

                  Selling, general and administrative expenses were $214,543 or 18.0% of revenues compared to $192,755 or 17.0% of revenues for the comparable three-month period ended July 2, 1999. This reflected an increase of 11.3% and reflects management's efforts to support additional revenues.

                                 IEH CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         COMPARATIVE ANALYSIS (continued)

                  Interest expense was $40,162 or 3.4% of revenues for the period ended June 30, 2000 as compared to $37,697 or 3.3% of revenues in the three-month period ended July 2, 1999. This increase of 6.5% reflects an increase in borrowing by the Company in the current fiscal period.

                  Depreciation and amortization of $66,720 or 5.6% of revenues was reported for the three-month period ended June 30, 2000. This reflects a decrease of 11.7% from the comparable three-month period ended July 2, 1999 of $75,525 or 6.7% of revenues. The decrease is a result of some fixed assets becoming fully depreciated at the end of the year and a leveling off on new acquisitions.

                  The Company reported net income of $23,459 for the three months ended June 30, 2000, representing basic earnings per common share of $.01 as compared to a basic loss of $683 or $.01 per common share for the three months ended July 2, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company reported a working capital deficit as of June 30, 2000 of $93,095 as compared to a working capital deficit of $111,044 at July 2, 1999. The decrease of this deficit in working capital of $17,949 was attributable to the following items:

                  Net income (loss)
                    (excluding depreciation and amortization)         $ 90,179
                  Capital expenditures                                 (62,463)
                  Other transactions                                    (9,767)
                                                                      --------
                                                                      $ 17,949
                                                                      ========

                  As a result of the above, the current ratio (current assets to current liabilities) was .95 to 1.0 as of June 30, 2000 as compared to .94 to 1.0 at March 31, 2000. Current liabilities at June 30, 2000 were $1,828,725 compared to $1,880,104 at
                  March 31, 2000.

                  The Company expended $62,463 in capital expenditures in the three months ended June 30, 2000. Depreciation and amortization for the three months ended June 30, 2000 was $66,720.

                  The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2% above the Chase Manhattan Bank's publicly announced rate (9.0%) at June 30, 2000, with a maximum of 12% per annum. The agreement had an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At June 30, 2000 the amount outstanding was $699,523 as compared to $689,775 at March 31, 2000.

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

                  The balance remaining at June 30, 2000 was $122,460.

                  Aggregate future principal payments are as follows:

                  Fiscal Year Ending March:

                  2001                                      $  40,847
                  2002                                         58,405
                  2003                                         23,208
                                                            ----------

                                                            $ 122,460
                                                            =========

                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

                  As of June 30, 2000, the Company had failed to meet one of the financial covenants of the loan agreement namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

                  At June 30, 2000, the Company reported tangible net worth of $569,494. The ratio of current assets to current liabilities was .95 to 1.0.

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

                                                     IEH CORPORATION
                                                     (Registrant)


August 9, 2000                                       /s/Michael Offerman
                                                     -------------------
                                                     Michael Offerman
                                                     President

August 9, 2000                                       /s/Robert Knoth
                                                     ---------------
                                                     Robert Knoth
                                                     Chief Financial Officer