Form 10QSB
period 2000-09-29
IEH CORPORATION
filed 2000-11-13
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 2000.

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                           Commission File No. O-5258

                                 IEH CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                 13-65549348
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification Number)

               140 58th Street, Suite 8E, Brooklyn, New York 11220
                     (Address of principal executive office)

       Registrant's telephone number, including area code: (718) 492-4440


                  --------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  [ X ]   No  [  ]


     2,303,468 shares of Common Shares, par value $.50 per share, were outstanding as of September 29, 2000.

                                 IEH CORPORATION

                                    CONTENTS


                                                                                                    Page
                                                                                                   Number
                                                                                                  --------

Part I - FINANCIAL INFORMATION
ITEM 1 - FINANICAL STATEMENTS
         Balance Sheets as of September 29, 2000 (Unaudited) and March 31, 2000                     2-3


         Statement of Operations (Unaudited) for the three and six months ended
              September 29, 2000 and October 1, 1999                                                 4


         Statement of Cash Flows (Unaudited) for the six months ended
              September 29, 2000 and October 1, 1999                                                5-6


         Notes to Financial Statements (Unaudited)                                                  7-11


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        12-15


         Part II - OTHER INFORMATION                                                                16

                                IEH CORPORATION
                                 BALANCE SHEETS
                  As of September 29, 2000 and March 31, 2000


                                                                                          SEPTEMBER 29,          March 31,
                                                                                              2000                 2000
                                                                                        ------------------    ----------------
                                                                                           (Unaudited)           (Note 1)

                                  ASSETS

CURRENT ASSETS:
Cash                                                                                    $          3,300       $       4,045
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at September 29, 2000 and March 31, 2000                                            738,042            772,634
Inventories (Note 2)                                                                              894,900            976,169
Prepaid expenses and other current assets (Note 3)                                                  6,398             16,212
                                                                                        ------------------    ----------------
          Total current assets                                                                  1,642,640          1,769,060
                                                                                        ------------------    ----------------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
depreciation and amortization of $5,209,894 at September 29, 2000
and $4,777,296 at March 31, 2000                                                                1,248,075         1,258,153
                                                                                        ------------------    ----------------


OTHER ASSETS:
  Prepaid pension cost (Note 8)                                                                    43,949            43,949
  Other assets                                                                                     47,282            46,378
                                                                                        ------------------    ----------------
                                                                                                   91,231            90,327
                                                                                        ------------------    ----------------

Total assets                                                                            $       2,981,946      $  3,117,540
                                                                                        ==================    ================





                 See accompanying notes to financial statements

                                 IEH CORPORATION
                                 BALANCE SHEETS
                   As of September 29, 2000 and March 31, 2000


                                                                                         SEPTEMBER 29,            March 31,
                                                                                            2000                   2000
                                                                                      --------------------    ------------------
                                                                                          (Unaudited)             (Note 1)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing                                                         $          673,742      $      689,775
Notes payable, equipment, current portion (Note 7)                                                25,354              19,555
Notes payable, current portion (Note 6)                                                           39,433              66,009
Loans payable, current portion (Note 5)                                                           56,123              53,929
Accrued corporate income taxes                                                                    14,412              16,020
Union health & welfare fund, current portion (Note 8)                                             96,000              96,000
Accounts payable                                                                                 691,941             779,686
Other current liabilities (Note 4)                                                               160,880             159,130
                                                                                      --------------------    ------------------
          Total current liabilities                                                            1,757,885           1,880,104
                                                                                      --------------------    ------------------


LONG-TERM LIABILITIES:
Pension Plan payable (Note 8)                                                                    516,966             516,966
Notes payable, equipment, less current portion (Note 7)                                           62,785              50,858
Notes payable, less current portion (Note 6)                                                          -                5,750
Loan payable, less current portion (Note 5)                                                       53,488              81,127
Union health & welfare fund, less current portion (Note 8)                                        21,689              36,689
                                                                                      --------------------    ------------------
          Total long-term liabilities                                                            654,928             691,390
                                                                                      --------------------    ------------------
          Total liabilities                                                                    2,412,813           2,571,494
                                                                                      --------------------    ------------------

STOCKHOLDERS' EQUITY:
Common stock,  $.50 par value;  10,000,000 shares  authorized;
2,303,468 shares issued and outstanding at September 29, 2000
and March 31, 2000                                                                            1,151,734            1,151,734
Capital in excess of par value                                                                1,615,874            1,615,874
Retained earnings (Deficit)                                                                  (2,198,475)          (2,221,562)
                                                                                      --------------------    ------------------
          Total stockholders' equity                                                            569,133              546,046
                                                                                      --------------------    ------------------
          Total liabilities and stockholders' equity                                  $       2,981,946       $    3,117,540
                                                                                      ====================    ==================




                 See accompanying notes to financial statements

                                 IEH CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                Six Months Ended                      Three Months Ended
                                                                -----------------                     ------------------
                                                         SEPT. 29,            Oct. 1,            SEPT. 29,            Oct. 1,
                                                           2000                 1999                2000               1999
                                                     ------------------    ---------------     ---------------    ----------------
REVENUE, net sales                                         $ 2,332,105      $  2,226,814        $ 1,141,111          $ 1,092,582
                                                     ------------------    ---------------     ---------------    ----------------

COSTS AND EXPENSES

Cost of products sold                                        1,659,800         1,641,896            817,890             801,856
Selling, general and administrative                            429,220           354,396            214,677             176,701
Interest expense                                                77,750            74,113             37,588              36,416
Depreciation and amortization                                  134,040           151,050             67,320              75,525
                                                     ------------------    ---------------     ---------------    ----------------
                                                             2,300,810         2,221,455          1,137,475           1,090,498
                                                     ------------------    ---------------     ---------------    ----------------


OPERATING INCOME (LOSS)                                         31,295             5,359              3,636               2,084

OTHER INCOME                                                       192               389                192                 148
                                                     ------------------    ---------------     ---------------    ----------------

INCOME (LOSS) BEFORE INCOME TAXES
                                                                31,487             5,748             3,828                2,232

PROVISION FOR INCOME TAXES                                       8,400             8,400             4,200                4,200
                                                     ------------------    ---------------     ---------------    ----------------

NET INCOME (LOSS)                                           $   23,087      $     (2,652)       $     (372)          $   (1,968)
                                                     ==================    ===============     ===============    ================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
                                                            $     .010      $      (.001)       $    (.001)          $   (.001)
                                                     ==================    ===============     ===============    ================


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING (in thousands)                      2,303             2,303             2,303              2,303
                                                     ==================    ===============     ===============    ================






                 See accompanying notes to financial statements

                                 IEH CORPORATION
                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
         For the Six Months Ended September 29, 2000 and October 1, 1999
                                   (Unaudited)

                                                                         SEPT. 29,          Oct. 1,
                                                                           2000               1999
                                                                      ---------------    --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $     23,087       $   (2,652)
                                                                      ---------------    --------------

Adjustments to reconcile net income to net cash used in
 operating activities:
Depreciation and amortization                                                134,040         151,050

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                                    34,592           3,635
(Increase) decrease inventories                                               81,269          39,071
(Increase) decrease in prepaid expenses and other current assets               9,814           7,804
(Increase) decrease in other assets                                             (904)            363

(Decrease) increase in accounts payable                                      (87,745)          9,572
(Decrease) increase in other current liabilities                               1,750         (10,159)
Increase in accrued corporate income taxes                                    (1,608)         10,536
(Decrease) in union health & welfare fund                                    (15,000)         (3,638)
                                                                      ---------------    --------------
          Total adjustments                                                  156,208         208,234
                                                                      ---------------    --------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             179,295        205,582
                                                                      ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets                                                  (123,962)          (52,781)
                                                                      ---------------    --------------

NET CASH USED IN INVESTING ACTIVITIES                                  $   (123,962)      $   (52,781)
                                                                      ---------------    --------------


                 See accompanying notes to financial statements

                                 IEH CORPORATION
                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
         For the Six Months Ended September 29, 2000 and October 1, 1999
                                   (Unaudited)


                                                                      SEPT. 29,              Oct. 1,
                                                                        2000                   1999
                                                                 --------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                              $          (14,600)       $   (47,309)
Proceeds from accounts receivable financing                                 (16,033)           (81,978)
Principal payments on loan payable                                          (25,445)           (24,932)
                                                                 --------------------    -----------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                            (56,078)          (154,219)
                                                                 --------------------    -----------------

INCREASE (DECREASE) IN CASH                                                    (745)           (1,418)

CASH, beginning of period                                                     4,045             15,120
                                                                 --------------------    -----------------

CASH, end of period                                              $            3,300      $     13,702
                                                                 ====================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the six months for:

     Interest                                                    $         77,750        $     74,113
                                                                 ====================    =================

     Income Taxes                                                $            -          $         -
                                                                 ====================    =================


                 See accompanying notes to financial statements

                                 IEH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - FINANCIAL STATEMENTS:

         The accompanying financial statements of IEH Corporation ("The Company") for the six months ended September 29, 2000 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the six months ended September 29, 2000. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission.

         The balance sheet at March 31, 2000 has been taken from the audited financial statements of that date.

Note 2 - INVENTORIES:

         Inventories are comprised of the following:

                                             Sept. 29,          March 31,
                                               2000                2000
                                          ----------------    ---------------

                  Raw materials             $ 626,430           $ 683,443
                  Work in progress            178,980             190,480
                  Finished goods               89,490             102,246
                                          ----------------    ---------------
                                            $ 894,900           $ 976,169
                                          ================    ===============

         Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of September 29, 2000 was $ 24,000.

         At March 31, 2000, the balance of this reserve was $ 0.

         Inventories at September 29, 2000 and March 31, 2000 are recorded net of this reserve.

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                            Sept. 29,          March 31,
                                              2000                2000
                                         ----------------    ---------------

               Prepaid insurance            $   6,398           $  14,613
               Other current assets               -                 1,599
                                         ----------------    ---------------
                                            $   6,398           $  16,212
                                         ================    ===============

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                              Sept. 29,          March 31,
                                                2000                2000
                                           ----------------    ---------------

         Payroll and vacation accruals          $ 63,330           $ 63,317
         Sales commissions                        10,294              5,715
         Pension Plan payable                     65,489             65,489
         Other                                    21,767             24,609
                                           ----------------    ---------------
                                               $ 160,880          $ 159,130
                                           ================    ===============

Note 5 - LOAN PAYABLE:

         On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum.

         The balance remaining at September 29, 2000 was $109,611.

         Aggregate future principal payments are as follows:

                  Fiscal Year Ending March:
                  2001                            $ 27,502
                  2002                              58,405
                  2003                              23,704
                                             --------------
                                                 $ 109,611
                                             ==============


         In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

         As of September 29, 2000, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - LOAN PAYABLE (continued):

         At September 29, 2000, the Company reported tangible net worth of $569,133. The ratio of current assets to current liabilities was .94 to 1.0.

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

Note 6 - NOTES PAYABLE:

         The Company was in arrears to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period by the Company issuing notes payable to NYCEDC. The note bears interest at the rate of 8.25% per annum. The balance remaining at September 29, 2000 was $ 39,433.

Note 7 - NOTES PAYABLE EQUIPMENT:

         The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at September 29, 2000 amounted to $88,139.

         Aggregate future principal payments are as follows:

         Fiscal Year Ending March:
         -------------------------
          2001                               $ 12,677
          2002                                 25,355
          2003                                 25,333
          2004                                 16,978
          Thereafter                            7,796
                                        --------------
                                             $ 88,139
                                        ==============

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - COMMITMENTS:

         The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $8,298 for the three months ended September 29, 2000.

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

         As of September 29, 2000, the Company had paid down the arrears to the Union's pension plan and the amount due the health and welfare plan was $117,689.

         The total amount due of $ 117,689 is reported on the accompanying balance sheet in two components; $ 96,000 reported as a current liability and $21,689 as a long-term liability.

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

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - COMMITMENTS (continued):

         At September 29, 2000 and March 31, 2000, $65,489 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as long-term liability.

         On those dates, the long-term portion includes $ 226,041, which represents the recognition of additional minimum liability to comply with the requirements of Statement of Financial Standards No. 87.

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

Note 9 - CHANGES IN STOCKHOLDERS' EQUITY:

         Retained earnings (deficit) increased by $372, which represents the net loss for the three months ended September 29, 2000.

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

                                 IEH CORPORATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

         The  following  table  sets  forth  for  the  periods  indicated,   the
         percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                          Six Months Ended
                                                                  ----------------------------------
                                                                    Sept. 29,           Oct. 1,
                                                                      2000                1999
                                                                  --------------     ---------------
  Operating Revenues (in thousands)                               $      2,332       $       2,227
                                                                  --------------     ---------------

  Operating Expenses: (as a percentage of operating revenues
  Cost of Products Sold                                                 71.18 %             73.73 %
  Selling, General and Administrative                                   18.40 %             15.92 %
  Interest Expense                                                       3.34 %              3.33 %
  Depreciation and Amortization                                          5.75 %              6.78 %
                                                                  --------------     ---------------

            Total Costs and Expenses                                    98.67 %             99.76 %
                                                                  --------------     ---------------

  Operating Income (Loss)                                                1.33 %               .24 %

  Other Income                                                            .01 %               .02 %
                                                                  --------------     ---------------

  Income (Loss) Before Income Taxes                                      1.34 %               .26 %

  Income Taxes                                                            .36 %               .38 %
                                                                  --------------     ---------------

        Net Income                                                        .98 %              (.12 %)
                                                                  ==============     ===============

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)


         COMPARATIVE ANALYSIS

         Operating revenues for the six months ended September 29, 2000 amounted to $2,332,105 reflecting a 5 % increase versus the comparative six months operating revenues of $2,226,814. The increase is a direct result of management's effort to redirect its dependence on government and military sales to developing new market sales in the commercial electronic sector.

         Cost of products sold amounted to $1,659,800, for the six months ended September 29, 2000 or 71.18 % of operating revenues. This reflected an increase of $17,904 or 1 % in the cost of products sold of $1,641,896 for the six months ended October 1, 1999. This increase is primarily due to increased costs related to production.

         Selling, general and administrative expenses were $429,220 or 18.40 % of revenues for the period ended September 29, 2000 as compared to $354,396 or 15.92 % of revenues for the comparable six month period ended October 1, 1999. This reflected an increase of 21% and reflects management's efforts to increase sales outside of the governmental area.

         Interest expense was $77,750 or 3.34 % of revenues for the period ended September 29, 2000 as compared to $74,113 or 3.33 % of revenues in the six month period ended October 1, 1999. This increase of 5% reflects the increase in borrowing by the Company in the current fiscal period.

         Depreciation and amortization of $134,040 or 5.75 % of revenues was reported for the six month period ended September 29, 2000. This reflects a decrease of 11 % from the comparable six month period ended October 1, 1999 of $151,050 or 6.79 % of revenues. The decrease is the result of some fixed assets becoming fully depreciated during the six month period ended September 29, 2000.

         The Company reported a net income of $23,087 for the six months ended September 29, 2000, representing basic earnings per share of $.010 as compared to basic loss of $2,652 or $.001 per common share for the six months ended October 1, 1999.

         The resultant increase in net income can be attributed to increased sales in the commercial sector in the current six month period ending September 29, 2000.

                                 IEH CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                       Three Months Ended
                                                                 --------------------------------
                                                                   Sept. 29,          Oct. 1,
                                                                      2000              1999

 Operating Revenues (in thousands)                                   $  1,141          $ 1,093
                                                                 ---------------    -------------

 Operating Expenses: (as a percentage of operating revenues)
 Cost of Products Sold                                                  71.69 %          73.39 %
 Selling, General and Administrative                                    18.84 %          16.17 %
 Interest Expense                                                        3.24 %           3.33 %
 Depreciation and Amortization                                           5.87 %           6.91 %
                                                                 ---------------    -------------
           Total Costs and Expenses                                     99.64 %          99.81 %
                                                                 ---------------    -------------

 Operating Income (loss)                                                  .36 %            .19 %

 Other Income                                                             .02 %            .01 %
                                                                 ---------------    -------------

 Income (loss) before Income Taxes                                        .38 %            .20 %

 Income Taxes                                                             .38 %            .38 %
                                                                 ---------------    -------------

 Net Income (loss)                                                       0.00 %          (.18) %
                                                                 ===============    =============


          COMPARATIVE ANALYSIS

          Operating revenues for the three months ended September 29, 2000 amounted to $1,141,111 reflecting a 4% increase versus the comparative three months operating revenues of $1,092,582. The increase is a direct result of management's new market sales in the commercial electronic sector.

         Cost of products sold amounted to $817,890 for the three months ended September 29, 2000 or 71.69 % of operating revenues. This reflected an increase of $ 16,034 or 2 % of the cost of products sold of $801,856 for the three months ended October 1, 1999. This increase is primarily due to production costs inherent in producing new products. Costs of products sold decreased as a percentage of revenues in the comparative periods.

         Selling, general and administrative expenses were $214,677 or18.84 % of revenues compared to $ 176,701 or 16.17 % of revenues for the comparable three month period ended October 1, 1999. This reflected an increase of 22 % and reflects management's efforts to increase sales outside of the governmental area.

                                 IEH CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         COMPARATIVE ANALYSIS (continued)

         Interest expense was $37,588 or 3.24% of revenues for the period ended September 29, 2000 as compared to $36,416 or 3.33 % of revenues in the three month period ended October 1, 1999. This increase of 3% reflects an increase in borrowing by the Company in the current fiscal period.

         Depreciation and amortization of $67,320 or 5.87 % of revenues was reported for the three month period ended September 29, 2000 . This reflects a decrease of 11 % from the comparable three month period ended October 1, 1999 of $75,525 or 6.91% of revenues. The decrease is a result of fixed assets being fully depreciated during the three month period ended September 29, 2000.

         The Company reported a net loss of $372 for the three months ended September 29, 2000, representing basic loss per common share of $.001 as compared to a basic loss of $1,968 or $.008 per common share for the three months ended October 1, 1999.

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

                                                IEH CORPORATION
                                                (Registrant)



November 10, 2000                               /s/ Michael Offerman
                                                -----------------------------
                                                Michael Offerman
                                                President

November 10, 2000                               /s/ Robert Knoth
                                                -----------------------------
                                                Robert Knoth
                                                Chief Financial Officer