Form 10QSB
period 2000-12-29
IEH CORPORATION
filed 2001-02-08
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 29, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. O-5258

                                 IEH CORPORATION
             -------------------------------------------------------
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

Registrant's telephone number, including area code: (718) 492-4440
                                                    --------------
Former name, former address and former fiscal year, if changed since last report.

         Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [ X ]               No [   ]

2,303,468 shares of Common Shares, par value $.50 per share, were outstanding as of December 29, 2000.

                                 IEH CORPORATION

                                    CONTENTS


                                                                       Page
                                                                      Number

Part I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

     Balance Sheets as of December 29, 2000 (Unaudited) and             2
     March 31, 2000

     Statement of Operations (Unaudited) for the three and nine
     months ended December 29, 2000 and December 31, 1999               4



     Statement of Cash Flows  (Unaudited) for the nine
     months ended December 29, 2000 and December 31, 1999               5



     Notes to Financial Statements (Unaudited)                          7


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 12


Part II - OTHER INFORMATION                                             19


         Exhibits

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 29, 2000 and March 31, 2000


                                                                    December 29,     March 31,
                                                                        2000           2000
                                                                 ---------------   ------------
                                                                    (Unaudited)      (Note 1)
                                                                                    (Restated)
                                     ASSETS
CURRENT ASSETS:
Cash                                                                $    3,800      $    4,045
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at December 29, 2000 and March 31, 2000                  748,959         772,634
Inventories (Note 2)                                                   899,200         976,169
Prepaid expenses and other current assets (Note 3)                      28,490          16,212
                                                                    ----------      ----------
          Total current assets                                       1,680,449       1,769,060
                                                                    ----------      ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,277,214 at December 29,
   2000 and $5,075,854 at March 31, 2000                             1,226,442       1,258,153
                                                                    ----------      ----------


OTHER ASSETS:
  Prepaid pension cost (Note 8)                                         43,949          43,949
  Other assets                                                          46,906          46,378
                                                                    ----------      ----------
                                                                        90,855          90,327
                                                                    ----------      ----------

Total assets                                                        $2,997,746      $3,117,540
                                                                    ==========      ==========



                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 29, 2000 and March 31, 2000

                                                                                    December 29,         March 31,
                                                                                        2000               2000
                                                                                  ----------------    --------------
                                                                                     (Unaudited)       (Notes1 & 5)
                                                                                                        (Restated)

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing                                                         $   702,540      $   689,775
Notes payable, equipment, current portion (Note 7)                                         25,355           19,555
Notes payable, current portion (Note 6)                                                    22,764           66,009
Loans payable (Note 5)                                                                     96,502          135,056
Accrued corporate income taxes                                                             16,812           16,020
Union pension and health & welfare, current portion (Note 8)                               96,000           96,000
Accounts payable                                                                          766,368          779,686
Other current liabilities (Note 4)                                                        129,891          159,130
                                                                                      -----------      -----------

          Total current liabilities                                                     1,856,232        1,961,231
                                                                                      -----------      -----------

LONG-TERM LIABILITIES:
Pension Plan payable (Note 8)                                                             516,966          516,966
Notes payable, equipment, less current portion (Note 7)                                    56,445           50,858
Notes payable, less current portion (Note 6)                                                   --            5,750
Union pension & health & health & welfare,
  less current portion (Note 8)                                                            14,189           36,689
                                                                                      -----------      -----------
          Total long-term liabilities                                                     587,600          610,263
                                                                                      -----------      -----------

          Total liabilities                                                             2,443,832        2,571,494
                                                                                      -----------      -----------

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized;
 2,303,468 shares issued and outstanding at December 29, 2000 and March 31, 2000
                                                                                        1,151,734        1,151,734
Capital in excess of par value                                                          1,615,874        1,615,874
Retained earnings (Deficit)                                                            (2,213,694)      (2,221,562)
                                                                                      -----------      -----------
          Total stockholders' equity                                                      553,914          546,046
                                                                                      -----------      -----------

          Total liabilities and stockholders' equity                                  $ 2,997,746      $ 3,117,540
                                                                                      ===========      ===========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended               Three Months Ended
                                                         -----------------               ------------------
                                                   Dec. 29,          Dec. 31,         Dec. 29,          Dec. 31,
                                                    2000              1999              2000              1999
                                                ------------       -----------       -----------       -----------
REVENUE, net sales                               $ 3,461,888       $ 3,320,862       $ 1,129,783       $ 1,094,048
                                                 -----------       -----------       -----------       -----------

COSTS AND EXPENSES

Cost of products sold                              2,471,129         2,432,920           811,332           810,149
Selling, general and administrative                  649,672           581,500           220,451           207,980
Interest expense                                     119,440           107,901            41,689            33,788
Depreciation and amortization                        201,360           226,575            67,320            75,525
                                                                   -----------       -----------       -----------
                                                   3,441,601         3,348,896         1,140,792         1,127,442
                                                 -----------       -----------       -----------       -----------



OPERATING INCOME (LOSS)                               20,287           (28,034)          (11,009)          (33,394)

OTHER INCOME                                             192               542               ---               153
                                                 -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES
                                                      20,479           (27,492)          (11,009)          (33,241)

PROVISION FOR INCOME TAXES                            12,600            12,600             4,200             4,200
                                                 -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                $     7,879       $   (40,092)      $   (15,209)      $   (37,441)
                                                 ===========       ===========       ===========       ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
                                                 $      .003       $     (.017)            $.007       $     (.016)
                                                 ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING (in thousands)                          2,303             2,303             2,303             2,303
                                                 ===========       ===========       ===========       ===========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
        For the Nine Months Ended December 29, 2000 and December 31, 1999
                                   (Unaudited)

                                                                                  December 29,    December 31,
                                                                                     2000            1999
                                                                                  ----------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $   7,879       $ (40,092)
                                                                                   ---------       ---------

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization                                                        201,360         226,575

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                                            23,675          65,792
(Increase) decrease inventories                                                       76,969         (20,229)
(Increase) decrease in prepaid expenses and other current assets                     (12,278)         (6,626)
(Increase) decrease in other receivables                                                  --          (9,036)
(Increase) decrease in other assets                                                     (528)           (326)
Increase (decrease) in accounts payable                                              (13,329)         80,006
Increase (decrease) in other current liabilities                                     (29,239)        (37,345)
Increase (decrease) in accrued corporate income taxes                                    792          14,236
Increase (decrease) in due to union pension & health & welfare                       (22,500)        (12,202)
                                                                                   ---------       ---------

          Total adjustments                                                          224,922         300,845
                                                                                   ---------       ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
                                                                                     232,801         260,753
                                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets                                                           (169,649)        (73,539)
                                                                                   ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                                              $(169,649)      $ (73,539)
                                                                                   =========       =========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
        For the Nine Months Ended December 29, 2000 and December 31, 1999
                                   (Unaudited)

                                                                December 29,     December 31,
                                                                    2000            1999
                                                                ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on loan payable                                $ (38,554)      $ (37,036)


Increase (decrease) in notes payable                                (37,608)        (66,496)
Net proceeds from accounts receivable financing                      12,765         (64,502)
                                                                  ---------       ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                    (63,397)       (168,034)
                                                                  ---------       ---------

INCREASE (DECREASE) IN CASH                                            (245)         19,180

CASH, beginning of period                                             4,045          15,120
                                                                  ---------       ---------

CASH, end of period                                               $   3,800       $  34,300
                                                                  =========       =========

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW
INFORMATION,  cash paid during the three months for:

     Interest                                                     $  93,625       $ 107,901
                                                                  =========       =========

     Income Taxes                                                 $   6,403       $  12,600
                                                                  =========       =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - FINANCIAL STATEMENTS:

                  The accompanying financial statements of IEH Corporation ("The Company") for the three months ended December 29, 2000 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three months ended December 29, 2000. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 31, 2000 as filed with the Securities and Exchange Commission.

                  The balance sheet at March 31, 2000 has been taken from the audited financial statements of that date.

Note 2 - INVENTORIES:

                  Inventories are comprised of the following:

                                                   December 29,       March 31,
                                                      2000              2000
                                                 --------------    -------------

                  Raw materials                      $ 629,440        $ 683,443
                  Work in progress                     179,840          190,480
                  Finished goods                        89,920          102,246
                                                 --------------    -------------
                                                     $ 899,200        $ 976,169
                                                 ==============    =============

                  Inventories are priced at the lower of cost (first-in, first-out method) or market. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of December 29, 2000 was $36,000. At March 31, 2000, the balance of this reserve was $0.

                  Inventories at December 29, 2000 and March 31, 2000 are recorded net of this reserve.

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                                   December 29,       March 31,
                                                       2000             2000
                                                  -------------     ------------

                  Prepaid insurance                  $  24,312         $ 14,613
                  Other current assets                   4,178            1,599
                                                  -------------     ------------
                                                     $  28,490         $ 16,212
                                                  =============     ============

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                                    December 29,     March 31,
                                                       2000            2000
                                                   -------------   ------------

                  Payroll and vacation accruals       $  30,613       $ 63,317
                  Sales commissions                       9,066          5,715
                  Pension Plan payable                   65,489         65,489
                  Other                                  24,723         24,609
                                                   -------------   ------------
                                                      $ 129,891      $ 159,130
                                                   =============   ============

Note 5 - LOAN PAYABLE:

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum.

                  The balance remaining at December 29, 2000 was $96,502.

                  Aggregate future principal payments are as follows:

                        Twelve months ended December 31:

                        2001                                     $       57,253
                        2002                                             39,249
                                                                    ------------
                                                                 $       96,502
                                                                    ============


                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

                  As of December 29, 2000, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - LOAN PAYABLE (continued):

                  At December 29, 2000, the Company reported  tangible net worth
                  of   $553,914.   The  ratio  of  current   assets  to  current
                  liabilities was .91 to 1.

                  The Company had previously received a waiver of this covenant from the UDC through the period ending March 31, 1994 and has applied for additional waivers of this covenant. Neither the UDC nor WAMCO XXVI, Ltd. has acted on these requests.

                  There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation and the entire loan plus interest will become due and payable. Accordingly, the entire loan is reported as a current liability on the balance sheet. The comparable amount due as of March 31, 2000 has additionally been reclassified to current liabilities

Note 6 - NOTES PAYABLE:

                  The Company was in arrears to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48-month period by the Company issuing notes payable to NYCEDC. The note bears interest at the rate of 8.25% per annum. The balance remaining at December 29, 2000 was $22,764.

Note 7 - NOTES PAYABLE EQUIPMENT:

                  The Company financed the acquisition of new computer equipment with notes payable. The notes are payable over a sixty month period. The balance remaining at December 29, 2000 amounted to $81,800.

                  Aggregate future principal payments are as follows:

                  Twelve months ended December 31:

                  2001                                     $ 25,355
                  2002                                       25,355
                  2003                                       19,933
                  2004                                        8,656
                  2005                                        2,501
                                                    ----------------
                                                           $ 81,800
                                                    ================

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note 8 - COMMITMENTS:

                  The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $27,218 for the nine months ended December 29, 2000.

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

                  As of December 29, 2000, the Company had paid down the arrears to the Union's pension plan and the amount due the health and welfare plan was $110,189.

                  The  total   amount  due  of   $110,189  is  reported  on  the
                  accompanying balance sheet in two components; $96,000 reported as a current liability and $14,189 as a long-term liability.

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

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note 8 - COMMITMENTS (continued):

                  At December 29, 2000 and December 31, 1999, $65,489 of the pension liability is included in other current liabilities, with the balance of $ 516,966 shown as long-term liability.

                  On those dates, the long-term portion includes $226,041, which represents the recognition of additional minimum liability to comply with the requirements of Statement of Financial Standards No. 87.

                  In May 2000, the Company was notified by the PBGC that the Company is liable to the PBGC for the following amounts as of September 1, 1998:

                  o  $524,574   representing  the  amount  of  unfunded  benefit
                     liabilities of the Plan
                  o  $298,574 representing funding liability

                  The total amount claimed by the PBGC amounts to $820,122.

                  The amount claimed is being contested by the Company. The Company has made a settlement proposal to the PBGC, which is currently under review by the PBGC. Accordingly, no determinate amount has been recognized by the Company on the accompanying balance sheet.

Note 9 - CHANGES IN STOCKHOLDERS' EQUITY:

                  Retained  earnings  (deficit)  increased  by  $15,209,   which
                  represents the net loss for the three months ended December 29, 2000.

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

                                 IEH CORPORATION

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

           The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                                  Nine Months Ended
                                                                       -------------------------------------
                                                                          December 29,         December 31,
                                                                             2000                  1999
                                                                       ---------------        --------------
      Operating Revenues (in thousands)                                $    3,462             $     3,321
                                                                       --------------         --------------

      Operating Expenses: (as a percentage of operating revenues)
      Cost of Products Sold                                                  71.4 %                  73.3 %
      Selling, General and Administrative                                    18.8 %                  17.5 %
      Interest Expense                                                        3.4 %                   3.3 %
      Depreciation and Amortization                                           5.8 %                   6.8 %
                                                                       --------------         --------------

                Total Costs and Expenses                                     99.4 %                 100.9 %
                                                                       --------------         --------------

      Operating Income (loss)                                                  .6 %                   (.9)%

      Other Income                                                              --                     .1 %
                                                                       --------------         --------------

      Income (loss) before Income Taxes                                        .6 %                   (.8)%
                                                                       --------------         --------------

      Income Taxes                                                             .4 %                    .4 %
                                                                       --------------         --------------

      Net Income (loss)                                                        .2 %                  (1.2)%
                                                                       ==============         ==============


     COMPARATIVE ANALYSIS

                  Operating revenues for the nine months ended December 29, 2000 amounted to $3,461,888 reflecting a 4.2% increase versus the comparative nine months operating revenues of $3,320,862. The increase is a direct result of new market sales in the commercial electronic sector.

                  Cost of products sold amounted to $2,471,129 for the nine months ended December 29, 2000 or 71.4% of operating revenues. This reflected an increase of $38,309 or 1.6% of the cost of products sold of $2,432,820 for the nine months ended December 31, 1999 . This increase is primarily due to increased production costs inherent in producing new products.

                                 IEH CORPORATION

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         COMPARATIVE ANALYSIS (continued)

                  Selling, general and administrative expenses were $649,672 or 18.8% of revenues for the nine month period ended December 29, 2000 as compared to $581,500 or 17.5% of revenues for the comparable nine month period ended December 31, 1999. This reflected an increase of $68,172 or 11.7 % which is reflective of increased salaries, wages and sales commissions.

                  Interest expense was $119,440 or 3.4% of revenues for the period ended December 29, 2000 as compared to $107,901 or 3.3 % of revenues in the nine month period ended December 31, 1999. This increase of $11,539 or 10.7 % reflects the increase in borrowing by the Company in the current fiscal period.

                  Depreciation and amortization of $201,360 or 5.8 % of revenues was reported for the nine month period ended December 29, 2000. This reflects a decrease of $25,215 or 11.1% from the comparable nine month period ended December 31, 1999 of $226,575 or 6.8% of revenues. The decrease is a result of fixed assets becoming fully depreciated during the nine month period ended December 29, 2000.

                  The Company reported net income of $7,879 for the nine months ended December 29, 2000, representing basic income per share of $.003 as compared to a basic loss of $40,092 or $.017 per common share for the nine months ended December 31, 1999.

                  The resultant decrease in net loss can be attributed to increased sales in the commercial sector in the current nine month period ending December 29, 2000 and better control over operating expenses.

                                 IEH CORPORATION

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

           The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                                  Three Months Ended
                                                                            ------------------------------
                                                                             December 29,     December 31,
                                                                                 2000             1999
                                                                            -------------    -------------
        Operating Revenues (in thousands)                                   $    1,130          $ 1,094
                                                                            -------------    -------------

        Operating Expenses: (as a percentage of operating revenues)
        Cost of Products Sold                                                     71.8 %           74.0 %
        Selling, General and Administrative                                       19.6 %           19.0 %
        Interest Expense                                                           3.7 %            3.1 %
        Depreciation and Amortization                                              5.9 %            6.9 %
                                                                            -------------    -------------
                  Total Costs and Expenses                                       101.0 %          103.0 %
                                                                            -------------    -------------

        Operating Income (loss)                                                   (1.0)%           (3.0)%

        Other Income                                                                .1 %             --
                                                                            -------------    -------------

        Income (loss) before Income Taxes                                          (.9)%           (3.0)%

        Income Taxes                                                                .4 %             .4 %
                                                                            -------------    -------------

        Net Income (loss)                                                         (1.3)%           (3.4)%
                                                                            =============    =============

         COMPARATIVE ANALYSIS

                  Operating revenues for the three months ended December 29, 2000 amounted to $1,129,783, reflecting a 3.3% increase versus the comparative three months operating revenues of $1,094,048. The increase is a direct result of new market sales in the commercial electronic sector.

                  Cost of products sold amounted to $811,332 for the three months ended December 29, 2000 or 71.8% of operating revenues. This reflected an increase of $1,183 or .1% of the cost of products sold of $810,149 for the three months ended December 31, 1999. This increase is primarily due to increased production costs inherent in producing new products.

                  Selling, general and administrative expenses were $220,451 for the three months ended December 29, 2000 or 19.6 % of revenues compared to $207,980 or 19.0% of revenues comparable three-month period ended December 31, 1999. This reflected an increase of $12,471 or 6% and reflects increases in salaries, wages and sales commissions.

                                 IEH CORPORATION

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

COMPARATIVE ANALYSIS (continued)

                  Interest expense was $41,689 or 3.7% of revenues for the period ended December 29, 2000 as compared to $33,788 or 3.1% of revenues in the three-month period ended December 31, 1999. This increase of $7,901 or 23.4% reflects an increase in borrowing by the Company in the current fiscal period.

                  Depreciation and amortization of $67,320 or 5.9% of revenues was reported for the three-month period ended December 29, 2000. This reflects a decrease of $8,205 or 10.9% from the comparable three-month period ended December 31, 1999 of $75,525 or 6.9% of revenues

                  The Company reported a net loss of $15,209 for the three months ended December 29, 2000, representing a basic loss per common share of $.007 as compared to a basic loss of $37,441 or $.016 per common share for the three months ended December 31, 1999.

                  The resultant decrease in net loss can be attributed to increased sales in the commercial sector in the current three month period ending December 29, 2000.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company reported a working capital deficit as of December 29, 2000 of $175,783 as compared to a working capital deficit of $192,171 at March 31, 2000 (as restated). The decrease of this deficit in working capital of $16,388 was attributable to the following items:

                  Net income (loss)
                    (excluding depreciation and amortization)    $    209,239
                  Capital expenditures                               (169,649)
                  Other transactions                                  (23,202)
                                                                 -------------
                                                                 $     16,388
                                                                 =============

                  As a result of the above, the current ratio (current assets to current liabilities) was .91 to 1.0 as of December 29, 2000 as compared to .94 to 1.0 at March 31, 2000 (as restated).
                  Current liabilities at December 29, 2000 were $1,856,232 compared to $1,961,231 at March 31, 2000 (as restated).

                  The Company expended $169,649 in capital expenditures in the nine months ended December 29, 2000. Depreciation and amortization for the nine months ended December 29, 2000 was $201,360.

                                 IEH CORPORATION

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

                  The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a maximum of 12% per annum. At December 29, 2000 the amount outstanding was $702,540 as compared to $689,755 at March 31, 2000.

                  On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum.

                     The balance remaining at December 29, 2000 was $96,502.

                  Aggregate future principal payments are as follows:

                  Twelve months ended December 31:

                  2001                          $    57,253
                  2002                               39,249
                                                ------------

                                                $    96,502
                                                ============

                  In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

                  As of December 29, 2000, the Company had failed to meet one of the financial covenants of the loan agreement namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1:1 to 1:0.

                  At December 29, 2000, the Company reported  tangible net worth
                  of   $553,914.   The  ratio  of  current   assets  to  current
                  liabilities was .91 to 1.0.

                  The Company has applied for additional waivers of this covenant. Neither the UDC nor WAMCO XXIV has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers; then it will be deemed to be in default of this loan obligations and the loan plus interest will become due and payable. Accordingly, the entire loan is reported on the current liabilities section of the balance sheet. The March 31, 2000 balance sheet was restated to reflect the entire loan as a current liability.

                                 IEH CORPORATION

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

                  The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $27,218 for the nine months ended December 29, 2000.

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

                  As of December 29, 2000, the Company had paid down the arrears to the Union's pension plan and the amount due the health and welfare plan was $110,189.

                  The  total   amount  due  of   $110,189  is  reported  on  the
                  accompanying balance sheet in two components; $96,000 reported as a current liability and $ 14,189 as a long-term liability.

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

                                 IEH CORPORATION

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES (continued)

                  At December 29, 2000 and December 31, 1999, $65,489 of the pension liability is included in other current liabilities, with the balance of $ 516,966 shown as long-term liability.

                  On those dates, the long-term portion includes $226,041, which represents the recognition of additional minimum liability to comply with the requirements of Statement of Financial Standards No. 87.

                  In May 2000, the Company was notified by the PBGC that the Company is liable to the PBGC for the following amounts as of September 1, 1998:

                  o $524,574 representing the amount of unfunded benefit liabilities of the Plan
                  o   $295,574 representing funding liability

                  The total amount claimed by the PBGC amounts to $820,122.

                  The amount claimed is being contested by the Company. The Company has made a settlement proposal to the PBGC, which is currently under review by the PBGC. Accordingly, no determinate amount has been recognized by the Company on the accompanying balance sheet.

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

                                           IEH CORPORATION
                                           (Registrant)

February 7, 2001                                     /s/ Michael Offerman
                                                     --------------------
                                                     Michael Offerman
                                                     President

February 7, 2001                                     /s/ Robert Knoth
                                                     --------------------
                                                     Robert Knoth
                                                     Chief Financial Officer