Form 10KSB
period 2001-03-30
IEH CORPORATION
filed 2001-06-27
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

                    For the fiscal year ended March 30, 2001
                                              --------------

[   ]   Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 (No fee required)

         For the transition period from ______________ to ______________


                          Commission file number 0-5278


                                 IEH CORPORATION
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          New York                                      13-5549348
--------------------------------                    -------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


140 58th Street, Suite 8E, Brooklyn, New York                11220
---------------------------------------------        -----------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (718) 492-9673
                                ----------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


                                    Name of Each Exchange on Which
    Title of Each Class                      Registered
    -------------------                      ----------
           None                                 None
----------------------------        ------------------------------
           None                                 None
----------------------------        ------------------------------

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

                             Yes [ X ]     No  [   ]

            Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                             Yes [ X ]     No  [   ]


            The Registrant's revenues for its most recent fiscal year ended March 30, 2001 were $4,593,840.

            On June 04, 2001, the aggregate market value of the voting stock of Registrant held by non-affiliates of Registrant (consisting of Common Stock, $.50 par value) computed by reference to the closing price at which the stock was sold on such date ($.20) was approximately $206,836.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

            On June 23, 2001, there were 2,303,468 shares of Common Stock, $.50 par value, issued and outstanding.

                                 IEH CORPORATION

                                     PART I

Item 1. Business

            IEH Corporation (hereinafter referred to as the "Company") was organized under the laws of the State of New York on March 22, 1943 under the name Industrial Heat Treating Company, Inc. On March 15, 1989, the Company changed its name to its current name. The Company's executive offices and manufacturing facilities are located at 140 58th Street, Suite 8E, Brooklyn, New York 11220. The Company's telephone number is (718) 492-4448; its email address is ieh@iehcorp.com.

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

            The Company's electronic printed circuit connectors are sold to original equipment manufacturers and distributors. The Company supplies its connectors to manufacturers who principally produce and distribute finished products as well as to distributors who resell the Company's products. Prior to the decrease in military and government spending which occurred during the last decade, the Company's sales were made primarily to the government, military defense contractors and aerospace companies. However, since the decrease in military and government spending, the Company has modified its product line so as to concentrate its sales efforts to commercial electronics companies. The Company still continues to market its connectors for use in government and military computers; military defense equipment and information systems; terrestrial, airborne and aerospace communications products; avionics and guidance systems and instrumental and electronic testing equipment.

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

            For the fiscal year ended March 30, 2001, the Company's principal customers included manufacturers of commercial electronics products, military defense contractors and distributors who service these markets. Sales to the commercial electronics and military defense markets comprised 26% and 73%, respectively, of the Company's net sales for the year ended March 30, 2001. Approximately 1% of the Company's net sales for the year March 30, 2001, were made internationally.

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

            Several years ago, the Company designed and developed a form of compliant termination connector, which is named, "COMTAC". This product, which utilizes technology known as "Solderless Pin Technology", does not require the soldering of connector pins, but instead utilizes a spring type locking system in attaching the connector to the printed circuit board. This technology was patented in the United States under patent No. 4,720,268 and assigned to the Company on January 19, 1988. During the fiscal year ended March 30, 2001 sales of the COMTAC connectors accounted for over 12% of the Company's total sales. The Company has sent pre-production units for evaluation to certain customers and potential customers. Although there can be no assurance of future sales, the Company is optimistic that this new technology will lead to an increase in sales.

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

            The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 95% of the Company's net sales for the years ended March 30, 2001 and March 31, 2000, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

            One (1) of the Company's customers accounted for 19% and 25% of the Company's net sales for the years ended March 30, 2001 and March 31, 2000, respectively.

            The Company currently employs 16 independent sales representatives to market its products in all regions in the United States. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 30, 2001.

            International sales accounted for less than 1% of sales for the years ended March 30, 2001 and March 31, 2000.

            Backlog of Orders/Capital Requirements

            The backlog of orders for the Company's products amounted to approximately $1,500,000 at March 30, 2001, as compared to $1,700,000 at March 31, 2000. A significant portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The estimated funds required to manufacture the current backlog of orders is estimated at $580,000. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

            The Company expended $32,800 and $69,600 for the years ended March 30, 2001 and March 31, 2000, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received no revenues for the year ended March 30, 2001 and $96,000 for the year ended March 31, 2000, respectively, pursuant to customer sponsored research activities.

            Employees

            The Company presently employs approximately 70 people, three (3) of whom are executive officers; three (3) are engaged in management activities; four (4) provide general and administrative services and approximately 60 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union") which expires on March 31, 2002. The Company believes that it has a good relationship with its employees and the Union.

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

            The Company is obligated under this lease through August 23, 2001, at minimum annual rentals as follows:


Fiscal year ending:

            2002                $46,985
                                =======

            The Company leases approximately 20,400 feet of space, of which it estimates; 6,000 square feet are used as executive, sales and administrative offices, 14,400 square feet are used for its manufacturing and plating.

            The rental expense for the year ended March 30, 2001 for this lease was $109,559. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs. See "Legal Proceedings" for certain matters involving the Company's operating facility and offices.

            The Company has an option to renew its lease for an additional ten years. The terms of the renewal are presently being negotiated by the Company and its landlord, Apple Industrial Development Corp.

Item 3.   Legal Proceedings

            The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.

            As previously reported, the Company reached an agreement with its landlord, Apple Industrial Development Corp. to settle certain matters related to the lease of its principal offices located in Brooklyn, New York, including a lawsuit brought by the landlord against the Company. The landlord claimed that IEH had not paid the proper rent due under its lease for the period from September 1, 1992 through April 1997. The landlord claimed damages of $236,000 plus interest of approximately $41,000.

            The Company determined it was in its best interest to settle the lawsuit. The parties agreed to a settlement, effective as of May, 1997 whereby the Company agreed to a repayment schedule for the amount due payable with interest at 8.25% per year. The monthly installments equal approximately $5,790 per month. The settlement provides for the entity, following notice and a cure period, of a default judgement by the landlord in the event the Company fails to pay amounts due under the lease and the settlement in a timely fashion.

            Proposed Settlement with PBGC

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

Since 1998 the Company has been negotiating with the PBGC on the matter

            The Company and the PBGC have tentatively agreed to the terms of a settlement of the matter. Under the proposed agreement, the Company and PBGC agreed on a total sum of $244,000. Assuming the settlement is consummated, the Company has agreed to make payments as follows:

            September 1, 2003 to August 1, 2004           $2,000 per month
            September 1, 2004 to August 1, 2006           $3,000 per month
            September 1, 2006 to August 1, 2007           $4,000 per month

            In addition, on January1, 2004, May 1, 2004 , May 1, 2005 and January 1, 2006, the Company will make balloon payments of $25,000.

            The Company will also grant PBGC a lien on the Company's machinery and equipment, subject to the preexisting liens in favor of UDC.


Item 4.   Submission of Matters to Vote of Security Holders

            No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 30, 2001.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

            Principal Market

            The Common Stock of the Registrant (the "Common Stock") is traded in the Over-The- Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System Bulletin Board under the symbol "IEHC.OB"). On January 11, 1993, the Company's Common Stock was deleted from listing on the NASDAQ SmallCap Market System because of the Company's failure to maintain the minimum asset and shareholders equity requirements.

            Market Information

            The range of high and low bid prices for the Company's Common Stock, for the periods indicated as set forth below. The Company's Common Stock is quoted over the Electronic Bulletin Board (OTCBB). Set forth below is a table indicating the high and low prices of the Common Stock during the periods indicated.


             Year                        High Bid       Low Bid

Fiscal Year ended March 30, 2001

1st Quarter                               $.6875        $.1562
2nd Quarter                                 .875           .25
3rd Quarter                                .2812         .0938
4th Quarter                                .2031         .1094

Fiscal Year ended March 31, 2000

1st Quarter                               $.3125        $.2500
2nd Quarter                                .3438         .2500
3rd Quarter                                .2500         .1250
4th Quarter                                .6875         .1250


            The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions. There is only sporadic trading in the Company's Common Stock.

            On June 04, 2001, the last date of a trade prior to the filing of this Form 10KSB, the closing sale price for the Common Stock was $.20.

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

            Approximated Number of Equity Security Holders

            The number of record holders of the Company's Common Stock as of June 23, 2001 was approximately 1,208. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

            The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:



Relationship to Total Revenues
                                                 March 30,          March 31,
                                                   2001               2000
                                                  ------             ------


Operating Revenues (in thousands)                $   4,594          $  4,487
                                                 ---------          --------

Operating Expenses:
  (as a percentage of Operating Revenues)
  Costs of Products Sold                             71.0%             71.8%
  Selling, General and Administrative                19.0%             17.2%
  Interest Expense                                    3.4%              3.1%
  Depreciation and amortization                       6.0%              6.7%
                                                 ---------          --------

TOTAL COSTS AND EXPENSES                             99.4%             98.8%
                                                  --------          --------

  Operating Income (loss)                              .6%              1.2%
  Other Income                                         .1%                0%
                                                 ---------          --------
  Income (loss) before Income Taxes                    .7%              1.2%
  Income Taxes                                       (.1%)             (.2%)
                                                 ---------          --------
  Net Income (loss)                                    .6%              1.0%
                                                 =========          ========


Year End Results: March 30, 2001 vs. March 31, 2000

            Operating revenues for the year ended March 30, 2001 amounted to $4,593,840 reflecting a 2.4% increase versus prior year 2000 revenues of $4,486,573. The increase in revenues is a direct result of the Company's continuing efforts to redirect its sales efforts to the commercial and international electronic markets and away from the governmental and military procurement sector.

            The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 95% of the Company's net sales for the fiscal year ended March 30, 2001 and March 31, 2000 respectively were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

            For the fiscal year ended March 30, 2001, one of the Company's customers accounted for approximately 19% of total sales. The same customer accounted for approximately 25% of sales in the fiscal year ended March 31, 2000.

The Company currently employs 16 independent sales representatives to market its products in all regions of the United States. These sales representatives accounted for approximately 94% of the Company's sales, with the balance of sales being generated by direct customer contact.

            For the fiscal year ended March 30, 2001, the Company's principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and military defense markets comprised 26% and 73% of the Company's net sales for the years ended March 30, 2001 and March 31, 2000 respectively. Approximately 1% of net sales were made to international customers.

            Cost of products sold amounted to $3,261,193 for the fiscal year ended March 30, 2001, or 71.0% of operating revenues. This reflected a $41,395 or 1.3% increase in the cost of products sold from $3,219,798 or 71.8% of operating revenues for the fiscal year ended March 31, 2000. This marginal increase is due primarily to increased labor costs in the current fiscal year.

            Selling, general and administrative expenses were $871,844 and $772,715 or 19.0% and 17.2% of operating revenues for the fiscal years ended March 30, 2001 and March 31, 2000, respectively. This category of expense increased by $99,129 or 13% from the prior year. The increase can be attributed to an increase in sales commissions paid in the current fiscal year.

            Interest expense was $154,874 for the fiscal year ended March 30, 2001 or 3.4% of operating revenues. For the fiscal year ended March 31, 2000, interest expense was $141,159 or 3.1% of operating revenues. The increase of $13,715 or 9.7% reflects additional equipment financing costs incurred during the current fiscal year.

            Depreciation and amortization of $275,737 or 6.0% of operating revenues was reported for the fiscal year ended March 30, 2001. This reflects a decrease of $22,821 or 7.6% from the prior year ended March 31, 2000 of $298,558 or 6.7% of operating revenues. The decrease is the result of several fixed assets being fully depreciated by the beginning of the current fiscal year.

            The Company reported a net income of $26,826 for the year ended March 30, 2001 representing basic earnings of $.012 per share as compared to a net income of $43,854 or $.019 per share for the year ended March 31, 2000. The net income decrease for the current year can, in part, be attributed to an increase in selling, general and administrative expenses.

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

Liquidity and Capital Resources

            The Company reported working capital deficit of $92,356 as of March 30, 2001 compared to a working capital deficit of $148,222. The increase in working capital of $55,866 was attributable to the following items:


Net income (loss)  (excluding depreciation and amortization)         302,563
Capital expenditures                                                (209,499)
Other transactions                                                   (37,198)


            As a result of the above, the current ratio (current assets to current liabilities) was .95 to 1 at March 30, 2001 as compared to .94 to 1 at March 31, 2000. Current liabilities at March 30, 2001 were $1,857,344 compared to $1,917,282 at March 31, 2000. This increase in the current ratio is primarily reflective of an increase in inventory as well as a decrease in accounts payable.

            The Company reported $209,499 in capital expenditures in fiscal 2001 and reported depreciation of $275,737 for the year ended March 30, 2001.

            The net income of $26,826 for the year ended March 30, 2001 increased stockholders' equity to $572,872 as compared to stockholders' equity of $546,046 at March 31, 2000.

            The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a maximum of 12% per annum. At March 30, 2001 the amount outstanding and the factor was $759,937 as compared to $689,775 at March 31, 2000.

            On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC"), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum. The balance remaining at March 30, 2001 was $83,130.

            Aggregate future principal payments are as follows:


Fiscal Year Ending March:

            2002                       $   58,405
            2003                           24,725
                                       ----------
                                       $   83,130
                                       ==========

            In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan remained in effect.

            As of March 30, 2001, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

            The Company reported tangible net worth of $572,872. The ratio of current assets to current liabilities was .95 to 1.0.

            The Company has applied for additional waivers of this covenant. Neither the UDC or WAMCO XXIV has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation and the loan plus interest will become due and payable, accordingly the entire balance has been classified as a current liability in the accompanying balance sheet.

            The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $35,707 for the year ended March 30, 2001 and $32,120 for the year ended March 31, 2000.

            As of March 31, 2001, the Company reported arrears with respect to its contributions to the Union's health and welfare and pension plans. The amount due the health and welfare plan was $102,689.

            The total amount due of $102,689 is reported on the accompanying balance sheet in two components; $96,000 reported as a current liability and $6,689 as a long-term liability.

            In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

            The sum of $8,000 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 13 months. Additionally, both parties have agreed that current obligatory funding for the Pension Plan will be made on a timely current basis.

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

            At March 30, 2001 and March 31, 2000, $21,540 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability.

            On those dates, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Accounting Standards No. 87.

            The Company and the PBGC have tentatively agreed to the terms of a settlement of the matter. Under the proposed agreement, the Company and PBGC agreed on a total sum of $244,000. Assuming the settlement is consummated, the Company has agreed to make payments as follows:

            September 1, 2003 to August 1, 2004             $2,000 per month
            September 1, 2004 to August 1, 2006             $3,000 per month
            September 1, 2006 to August 1, 2007             $4,000 per month

            In addition, on January1, 2004, May 1, 2004 , May 1, 2005 and January 1, 2006, the Company will make balloon payments of $25,000. The Company will also grant PBGC a lien on the Company's machinery and equipment, subject to the preexisting liens in favor of UDC.

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

Item 8. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

            The Company had no disagreements with its accountants during the last two fiscal years.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

             The executive officers and directors of the Company are as follows:


           Name           Age                       Office

      Michael Offerman    60    Chairman of the Board of Directors and President
      Robert Knoth        59    Secretary and Treasurer
      Murray Sennet       78    Director
      Allen Gottlieb      60    Director
      Robert Pittman      76    Director
      Joan Prideaux       68    Vice-President - Sales and Marketing


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

            Mark Iskin is the Director of Purchasing, a position he has held since September 2000. Prior to joining the Company, Mr. Iskin worked as a materials and purchasing specialist in manufacturing and distribution companies. In his last position with an industrial distributor, Mr. Iskin was responsible for purchasing and managing vendors for the cutting tool section of the catalog. In addition he participated in setting up and developing the company's forecasting/planning software related to that department procedures.

            Jeff (Yefim) Berenstein is the quality control manager, a position he started on April 16, 2001. Prior to joining the Company Mr. Berenstein worked as a quality assurance specialist for various manufacturing companies where he was responsible for the implementation of quality systems - ISI-9000, Mil-I-45208A writing quality manuals, quality procedures, work instructions, design special gigs, testing equipment to improve quality of the manufacturing products, maintaining and supervising calibration and calibration recall systems.

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


Item 10.                Executive Compensation

            The following table sets forth below the summary compensation paid or accrued by the Corporation during the fiscal years ended March 30, 2001, March 31, 2000 and April 2, 1999 for the Corporation's Chief Executive Officer:


                                                                           Other Annual
 Name and Principal Position          Year           Salary      Bonus     Compensation

Michael Offerman, Chief
Executive officer, President(1)   March 30, 2001    $ 91,431       -            0
                                  March 31, 2000      77,788       -            0
                                  April 2, 1999       97,961       -            0


            During the years ended March 30, 2001, March 31, 2000 and April 2, 1999, the Corporation provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Corporation of such automobile or automobile allowances. The Corporation is unable to determine without unreasonable effort and expense the specific amount of such benefit, however, the Corporation has concluded that the aggregate amounts of such personal benefit for Mr. Offerman does not exceed $25,000 or 10% of the compensation reported as total salary and bonus reported. Effective January 1, 1995, Mr. Offerman entered into an employment agreement with the Company to increase his salary to $100,000 per annum. The employment agreement has expired. The Company and Mr. Offerman agreed that his salary shall remain at the rate of $91,431 for fiscal 2001.

            No other officer of the Corporation received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended March 30, 2001 or March 31, 2000.

            There are no employment agreements currently in effect between the Company and its executive officers.

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

            For normal retirement at the age of sixty-five (65) the employee is entitled to receive full retirement benefits for a period not exceeding ten (10) years of his lifetime. If the employee should die prior to the ten-year period, his beneficiaries will continue to receive the full benefit for the remainder of the ten-year term. In no event will benefits exceed $12,000 per year.

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

            At March 30, 2001 and March 31, 2000, $21,540 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability. On those dates, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Accounting Standards No. 87.

            In August 1998, the Company was notified by the PBGC that the Company is liable to the PBGC for the following amounts as of September 1, 1998:

            $ 456,418 representing the amount of unfunded benefit liabilities of the Plan
            $ 242,097 representing funding liability

            The total amount claimed by the PBGC amounted to $698,515.

            The Company and the PBGC have tentatively agreed to the terms of a settlement of the matter. Under the proposed agreement, the Company and PBGC agreed on a total sum of $244,000. Assuming the settlement is consummated, the Company has agreed to make payments as follows:

            September 1, 2003 to August 1, 2004                $2,000 per month
            September 1, 2004 to August 1, 2006                $3,000 per month
            September 1, 2006 to August 1, 2007                $4,000 per month

            In addition, on January1, 2004, May 1, 2004 , May 1, 2005 and January 1, 2006, the Company will make balloon payments of $25,000.

            The Company will also grant PBGC a lien on the Company's machinery and equipment, subject to the preexisting liens in favor of UDC.

Cash Bonus Plan

            In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal years ended March 30, 2001, March 31, 2000, and April 2, 1999.

Board Meetings, Committees and Compensation

            The Corporation does not have any nominating, audit or compensation committee of the Board of Directors. Each Director receives an annual fee of $l,000 for serving as a member of the Board of Directors each fiscal year. The Board of Directors were not paid in fiscal years 1999, 2000 or 2001.

            During the fiscal year ended March 30, 2001, three (3) meetings of the Board of Directors by telephone conference were held.

Independent Public Accountants; Fees Paid

            The Board of Directors of the Corporation selected Jerome Rosenberg, P.C., Certified Public Accountant, as the independent auditor of the Corporation for the fiscal year ending March 30, 2000. The audit services provided by Jerome Rosenberg, P.C. consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters.

            For the fiscal year ended March 30, 2001, the Company paid its auditor the sum of $30,000 in connection with its audit of the financial statements contained in this Report on Form 10KSB and for assistance in preparation of certain tax filings. No other fees were paid.

                                    PART III

Item 11. Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth certain information as of June 20, 2000 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns Common Stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 23, 2000, there were 2,303,468 shares of Common Stock issued and outstanding.


                                              Amount of
                                             and Nature
                  Name and Address of       of Beneficial    Percentage of Class
Title of Class    Beneficial Owner            Ownership

Common Stock      Michael Offerman            946,784                41%
$.50 Par Value    140 58th Street
                  Brooklyn, NY 11220(1)
                  Murray Sennet                24,500               1.1%
                  1900 Manor Lane
                  Plano, TX 75093
                  Allen Gottlieb                    0                 0
                  325 Coral Way
                  Ft. Lauderdale, FL 33301
                  Robert Pittman               20,000                 *
                  45 Ocean Avenue
                  Monmouth Beach
                  NJ 07750
                  David Lopez and Nancy       278,000              12.1%
                  Lopez
                  Edge of Woods
                  P.O. Box 323
                  Southampton, NY 11968

All Officers & Directors as a Group
(4 in number)                                 991,284                43%
----------------------
            *  Less than 1%.

1. 43,600 shares of Common Stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.

All shares set forth above are directly by the named individual unless otherwise stated.

Item 12. Certain Relationships and Related Transactions

            None.

Item 13. Exhibits, Lists and Reports on Form 8-K

            (a) Exhibits filed with Form 10-KSB:

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

                                           IEH CORPORATION

                                           By: /s/ Michael Offerman
                                               ---------------------------------
                                               Michael Offerman, President
Dated: June 25, 2001

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael Offerman                                 June 25, 2001
------------------------------------
Michael Offerman, Chairman of the
 Board and President

/s/ Robert Knoth                                     June 25, 2001
------------------------------------
Robert Knoth, Secretary and
 Treasurer

/s/ Murray Sennet                                    June 25, 2001
------------------------------------
Murray Sennet, Director

/s/ Robert Pittman                                   June 25, 2001
------------------------------------
Robert Pittman, Director

/s/ Alan Gottlieb                                    June 25, 2001
------------------------------------
Alan Gottlieb, Director

                                 IEH CORPORATION

          Financial Statements as of March 30, 2001 and March 31, 2000
             Together with Report of Independent Public Accountants



Contents                                                                         Page
                                                                                  No.
                                                                                 ----
Report of Independent Certified Public Accountant                                 F-2

Financial Statements:

Balance Sheets as of March 30, 2001 and March 31, 2000                            F-3

Statement of Operations for the twelve months ended March 30, 2001
and March 31, 2000                                                                F-5

Statement of Stockholders' Equity as of March 30, 2001 and March 31, 2000         F-6

Statement of Cash Flows for the years ended March 30, 2001 and March 31, 2000     F-7

Notes to Financial Statements                                                     F-9

                Report of Independent Certified Public Accountant
               ---------------------------------------------------




Board of Directors
IEH Corporation


            We have audited the accompanying balance sheets of IEH Corporation as of March 30, 2001 and March 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 30, 2001 and March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 30, 2001 and March 31, 2000 and the results of its operations and its cash flows for each of the two years ended March 30, 2001 and March 31, 2000 in conformity with generally accepted accounting principles.




                                                /s/ Jerome Rosenberg, CPA, P.C.
                                                -------------------------------
                                                Jerome Rosenberg, CPA, P.C.


Melville, New York
May 24, 2001

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 30, 2001 and March 31, 2000


                                     ASSETS
                                                             March 30,            March 31,
                                                               2001                 2000
                                                              ------               -----
CURRENT ASSETS:
Cash                                                        $    11,833          $     4,045
Accounts receivable, less allowances for doubtful
accounts of $10,062 at March 30, 2001 and March 31,             732,150              772,634
2000
Inventories (Note 2)                                            990,420              976,169
Prepaid expenses and other current assets (Note 3)               30,585               16,212
                                                            -----------          -----------
          Total current assets                                1,764,988            1,769,060
                                                            -----------          -----------

PROPERTY, PLANT AND EQUIPMENT, less
accumulated depreciation and amortization of
$5,351,591 at March 30, 2001 and $5,075,854 at March 31,
2000 (Note 4)                                                 1,191,915            1,258,153
                                                            -----------          -----------
OTHER ASSETS
  Other assets                                                   47,075               46,378
                                                            -----------          -----------


Total assets                                                $ 3,003,978          $ 3,073,591
                                                            ===========          ===========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 30, 2001 and March 31, 2000


                                                                March 30,         March 31,
                                                                  2001              2000
                                                                 ------            ------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts receivable financing (Note 5)                        $  759,937       $   689,775
Notes payable, equipment, current portion (Note 8)                25,355            19,555
Notes payable, current portion (Note 7)                            5,750            66,009
Loans payable, current portion (Note 9)                           83,130           135,056
Accrued corporate income taxes                                     4,912            16,020
Union pension and health & welfare, current portion               96,000            96,000
(Note 12)
Accounts payable                                                 719,309           779,686
Other current liabilities (Note 6)                               162,951           115,181
                                                             -----------       -----------

            Total current liabilities                          1,857,344         1,917,282
                                                              ----------        ----------

LONG-TERM LIABILITIES:
Pension Plan payable (Note 11)                                   516,966           516,966
Notes payable, equipment, less current portion (Note 8)           50,107            50,858
Notes payable, less current portion (Note 7)                           -             5,750
Union pension & health & welfare, less current
   portion (Note 12)                                               6,689            36,689
                                                             -----------       -----------
            Total long-term liabilities                          573,762           610,263
                                                             -----------       -----------

            Total liabilities                                  2,431,106         2,527,545
                                                              ----------        ----------

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value; 10,000,000 shares
authorized, 2,303,468 shares issued and outstanding at         1,151,734         1,151,734
March 30, 2001 and at March 31, 2000
Capital in excess of par value                                 1,615,874         1,615,874
Retained earnings (Deficit)                                  (2,194,736)       (2,221,562)
                                                             -----------       -----------
            Total stockholders' equity                           572,872           546,046
                                                             -----------       -----------

            Total liabilities and stockholders' equity        $3,003,978        $3,073,591
                                                              ==========        ==========



                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
          For the Twelve Months Ended March 30, 2001 and March 31, 2000


                                                             March 30,             March 31,
                                                               2001                  2000
                                                              ------                ------
REVENUE, net sales (Note 14)                              $  4,593,840          $  4,486,573
                                                          ------------          ------------
COSTS AND EXPENSES:

  Cost of products sold                                      3,261,193             3,219,798
  Selling, general and administrative                          871,844               772,715
  Interest expense                                             154,874               141,159
  Depreciation and amortization                                275,737               298,558
                                                          ------------          ------------
                                                             4,563,648             4,432,230
                                                           -----------           -----------

OPERATING INCOME (LOSS)                                         30,192                54,343

OTHER INCOME                                                       734                   711
                                                          ------------          ------------

INCOME (LOSS) BEFORE INCOME TAXES                               30,926                55,054

PROVISION FOR INCOME TAXES                                     (4,100)               (11,200)
                                                          ------------          ------------

NET INCOME (LOSS)                                         $     26,826          $     43,854
                                                          ============          ============

Basic and Diluted Earnings per common share (Note 1)      $       .012          $       .019
                                                          ============          ============

Weighted average number of  common shares
  outstanding (in thousands)                                     2,303                 2,303
                                                          ============          ============

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                      For the Twelve Months Ended March 30,
                             2001 and March 31, 2000

                                      Common Stock
                                 ----------------------         Capital in        Retained
                                                                Excess of         Earnings
                                 Shares          Amount         Par Value         (Deficit)
                                 ------          ------         ---------         ---------

Balances, April 2, 1999         2,303,468      $ 1,151,734      $ 1,615,874      $(2,265,416)

Net Income: Year ended
 March 31, 2000                                                                       43,854
                              -----------      -----------      -----------      -----------
Balances, March 31, 2000        2,303,468        1,151,734        1,615,874       (2,221,562)

Net Income; Year ended
 March 30, 2001                                                                       26,826
                              -----------      -----------      -----------      -----------

Balances, March 30, 2001        2,303,468      $ 1,151,734      $ 1,615,874      $(2,194,736)




                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
          For the Twelve Months Ended March 30, 2001 and March 31, 2000


                                                                    March 30,         March 31,
                                                                      2001              2000
                                                                     ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $  26,826         $  43,854
                                                                   ---------         ---------

  Adjustments to reconcile net income to net cash used in operating activities

  Depreciation and amortization                                      275,737           298,558

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                          40,484            37,917
  (Increase) decrease inventories                                    (14,251)          (49,698)
  (Increase) decrease in prepaid expenses and other current          (14,373)           (1,529)
assets
  (Increase) decrease in other assets                                   (697)              244

  (Decrease) increase in accounts payable                            (60,377)            9,793
  (Decrease) increase in other current liabilities                    47,770           (19,173)
  Increase in accrued corporate income taxes                         (11,108)              668
  (Decrease) in due to union pension & health & welfare              (30,000)          (26,138)
                                                                   ---------         ---------

            Total adjustments                                        233,185           250,642
                                                                   ---------         ---------

NET CASH PROVIDED BY (USED) FOR OPERATING                            260,011           294,496
                                                                   ---------         ---------
ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                     (209,499)         (117,978)
                                                                   ---------         ---------

NET CASH USED IN INVESTING ACTIVITIES                              $(209,499)        $(117,978)
                                                                   ---------         ---------




                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
          For the Twelve Months Ended March 30, 2001 and March 31, 2000


                                                   March 30,          March 31,
                                                     2001               2000
                                                    ------             ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                $ (60,960)        $ (68,654)
Proceeds from accounts receivable financing           70,162           (69,555)
Principal payments on loan payable                   (51,926)          (49,384)
                                                   ---------         ---------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                           (42,724)         (187,593)
                                                   ---------         ---------

INCREASE (DECREASE) IN CASH                            7,788           (11,075)

CASH, beginning of period                              4,045            15,120
                                                   ---------         ---------

CASH, end of period                                $  11,833         $   4,045
                                                   =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION, cash paid during the year for:

     Interest                                      $ 149,273         $ 141,159
                                                   =========         =========

     Income Taxes                                  $   4,100         $  11,200
                                                   =========         =========



                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Accounting Period:

            The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31st. The year ended March 30, 2001 was comprised of 52 weeks and the year ended March 31, 2000 was comprised of 53 weeks.

Revenue Recognition:

            Revenues are recognized at the shipping date of the Company's products.

            The Company's policy with respect to customer returns and allowances as well as product warranty is as follows:

            The Company will accept a return of defective product within one year from shipment for repair or replacement at the Company's option. If the product is repairable, the Company at its own cost will repair and return to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of product.

            Most of the Company's products are custom ordered by customers for a specific use. The Company provides engineering services as part of the relationship with its customers in developing the custom product. The Company is not obligated to provide such engineering service to its customers. The Company does not charge separately for these services.

Inventories:

            Inventories are stated at cost, on a first-in, first-out basis, which does not exceed market value.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Concentration of Credit Risk:

            The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $200,000 in aggregate. There were no uninsured balances at either March 30, 2001 or March 31, 2000.

Property, Plant and Equipment:

            Property, plant and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the Modified Accelerated Cost Recovery System (MACRS) method over the estimated useful lives (5-7 years) of the related assets.

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

Net Income Per Share:

            The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
(loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 30, 2001 and March 31, 2000, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

Fair Value of Financial Instruments:

The carrying value of the Company's financial instruments, consisting of accounts receivable, accounts payable, and borrowings, approximate their fair value due to the relatively short maturity (three months) of these instruments.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Impairment of Long-Lived Assets:

            SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the years ended March 30, 2001 and March 31, 2000.

Reporting Comprehensive Income:

            The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 30, 2001 and March 31,2000.

Segment Information:

            The Company has adopted the provisions of SFAS No. 131, "Disclosures About Segment of An Enterprise and Related Information." This Statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's presentation of its results of operations or financial position.

Effect of New Accounting Pronouncements:

            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ("SAB NO. 101"), Revenue Recognition Statements, which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies are in accordance with SAB NO. 101.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 2 -INVENTORIES:

            Inventories are comprised of the following:


                                                     March 30,         March 31,
                                                       2001              2000
                                                      ------            ------

Raw materials                                       $  714,634        $ 683,443
Work in progress                                       159,741          190,480
Finished goods                                         116,045          102,246
                                                   -----------       ----------
                                                    $  990,420        $ 976,169
                                                    ==========        =========


Note 3 -PREPAID EXPENSES AND OTHER CURRENT ASSETS:

            Prepaid expenses and other current assets are comprised of the following:


                                                  March 30,           March 31,
                                                    2001                2000
                                                   ------              ------

Prepaid insurance                                $   18,571          $   14,613
Prepaid corporate taxes                               3,640                  --
Other current assets                                  8,374               1,599
                                                 ----------          ----------
                                                 $   30,585          $   16,212
                                                 ==========          ==========


Note 4 -PROPERTY, PLANT AND EQUIPMENT:

            Property, plant and equipment are as follows:


                                                  March 30,           March 31,
                                                    2001                2000
                                                   ------              ------

Computers                                        $  187,248          $  183,808
Leasehold improvements                              585,831             585,831
Machinery and equipment                           4,050,066           3,901,503
Tools and dies                                    1,554,307           1,502,849
Furniture and fixture                               154,808             148,770
Transportation equipment                             11,246              11,246
                                                 ----------          ----------
                                                  6,543,506           6,334,007
Less: accumulated
depreciation and amortization                     5,351,591           5,075,854
                                                 ----------          ----------
                                                 $1,191,915          $1,258,153
                                                 ==========          ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 5 -ACCOUNTS RECEIVABLE FINANCING:

            The Company has an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above The Chase Manhattan Bank's publicly announced rate (8%) at March 30, 2001, with a maximum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories.

Note 6 -OTHER CURRENT LIABILITIES:

            Other current liabilities are comprised of the following:


                                              March 30,               March 30,
                                                2001                    2000
                                               ------                  ------

Payroll and vacation accruals                $   66,448               $  63,317
Sales commissions                                10,611                   5,715
Pension plan payable                             21,540                  21,540
Other                                            64,352                  24,609
                                             ----------             -----------
                                             $  162,951                $115,181
                                             ==========                ========

Note 7 -NOTES PAYABLE:

            The Company was in arrears in the amount of $236,000 to the Apple Industrial Development Corp. formerly New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period, by the Company issuing notes payable to NYCEDC. The note bears interest at the rate of 8.25% per annum. The balance remaining at March 30, 2001 was $5,750, all being reported as a current liability.

Note 8 -NOTES PAYABLE EQUIPMENT:

            The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at March 30, 2001 amounted to $75,462.

            Aggregate future principal payments are as follows:


                2002                            $  25,355
                2003                               25,333
                2004                               16,978
                2005                                6,745
                Thereafter                          1,051
                                               ----------
                                               $   75,462
                                               ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 9 -LOAN PAYABLE:

            On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC"), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum.

            The balance remaining at March 30, 2001 was $83,130.

            Aggregate future principal payments are as follows:


                 Fiscal Year Ending March:
                 2002                                 $   58,405
                 2003                                     24,725
                                                      ----------
                                                      $   83,130
                                                      ==========

            In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan remained in effect.

            As of March 30, 2001, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

            The Company reported tangible net worth of $572,872. The ratio of current assets to current liabilities was .95 to 1.0.

            The Company has applied for additional waivers of this covenant. Neither the UDC or WAMCO XXIV has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation and the loan plus interest will become due and payable, accordingly the entire balance has been classified as a current liability in the accompanying balance sheet.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 10-INCOME TAXES:

            The components of the deferred tax assets and liabilities are as follows:


                                                  March 31,           March 31,
                                                    2001                2000
                                                   ------              ------
Deferred tax assets:

Net operating loss carryforwards                $  2,112,755        $ 2,158,000
                                                ------------        -----------
Gross deferred assets tax assets                   2,112,755          2,158,000

Deferred tax liabilities:
State income taxes                                  (83,557)           (79,111)
                                                ------------        -----------
Net deferred tax assets before valuation           2,029,198          2,078,889
allowance
Valuation allowance                              (2,029,198)        (2,078,889)
                                                ------------        -----------
Net deferred tax assets                         $         0         $        0
                                                ============        ===========

            At March 30, 2001 and March 31,2000, the Company established a 100% valuation allowance for the net deferred tax assets, as management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance amounted to $49,691 for the year ended March 30, 2001.

            As of March 30, 2001, the Company has available Federal net operating loss carryforwards (NOL's) totaling approximately $2,112,755 which expire at various times through March 31, 2012, for State and Local purposes, the company has available NOL's approximating $2,047,970 which expire at various times through March 31, 2012.

            Utilization of the NOL's may be limited pursuant to Internal Revenue Code Section 382 should significant changes to the existing ownership of the Company occur.

            A reconciliation of income taxes computed at the Federal statutory rate as compared to income tax expense at the effective income tax is as follows:


                                                   March 30,          March 31,
                                                     2001               2000
                                                    ------             ------

Federal statutory income tax (benefit) rate        (34.0) %           (34.0) %

State tax benefit, net of Federal liability        (12.2) %           (12.2) %

Net change in valuation allowance                    46.2 %             46.2 %

Effective income tax (benefit) rate                 ( - ) %              (-) %

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 11-PENSION PLAN-SALARIED PERSONNEL:

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

            At March 30, 2001 and March 31, 2000, $21,540 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability. On those dates, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Accounting Standards No. 87.

            In August 1998, the Company was notified by the PBGC that the Company is liable to the PBGC for the following amounts as of September 1, 1998:

            o $456,418 representing the amount of unfunded benefit liabilities of the Plan
            o   $242,097 representing funding liability

            The total amount claimed by the PBGC amounted to $698,515.

            The amount claimed is being contested by the Company, and the PBGC granted the Company an extension of time until February 22, 1999 in which to file an appeal. The Company has made a settlement proposal to the PBGC and is awaiting a final response. Accordingly, no determinate amount has been recognized by the Company in the accompanying financial statements as no agreement has been finalized.


Note 12-COMMITMENTS:

            On December 1, 1998 the Company amended its lease on its premises by surrendering a portion of its rented premises back to the landlord. Accordingly, the base monthly rent was reduced to $10,397 or $121,765 per annum through December 1999 and to $9,397 or $112,765 per annum through the conclusion of the lease which ends August 23, 2001.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 12-COMMITMENTS (continued):

            The Company is obligated under this lease through August 23, 2001, at minimum annual rentals as follows:


Fiscal year ending March:

            2002                      $   46,985
                                      ----------
                                      $   46,985

            The rental expense for the year ended March 30, 2001 for this lease was $109,559.

            The Company has an option to renew its lease for an additional 10 years. The terms of the renewal are presently being negotiated by the Company and its landlord, Apple Industrial Development, Corp.

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

            The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $35,707 for the year ended March 30, 2001 and $32,120 for the year ended March 31, 2000.

            As of March 30, 2001, the Company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $102,689.

            The total amount due of $102,689 is reported on the accompanying balance sheet in two components; $96,000 reported as a current liability and $6,689 as a long-term liability.

            In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

            The sum of $8,000 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 13 months. Additionally, both parties have agreed that current obligatory funding for the Pension Fund will be made on a timely current basis.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 13 - CHANGES IN STOCKHOLDERS' EQUITY:

            Retained earnings (deficit) decreased by $26,826, which represents the net income for the twelve months ended March 30, 2001.

Note 14 - REVENUES FROM MAJOR CUSTOMERS:

            In the fiscal year ended March 30, 2001, approximately 19% of the Company's total revenues were earned from one customer. Total sales to this customer were approximately $864,000. No other customer accounted for over 10% of the Company's sales. Accounts receivable as of March 30, 2001, did not include a receivable from any single customer which amounted to 10% or more of the total accounts receivable.