Form 10QSB
period 2001-06-30
IEH CORPORATION
filed 2001-08-13
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001


  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to _______________


                           Commission File No. O-5258


                                 IEH CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                            1365549348
--------------------------------                        -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification Number)


               140 58th Street, Suite 8E, Brooklyn, New York 11220
             ------------------------------------------------------
                    (Address of principal executive office)

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

                                 IEH CORPORATION

                                    CONTENTS

                                                                           Page
                                                                           ----

Part I - FINANCIAL INFORMATION


ITEM 1- FINANICAL STATEMENTS


     Balance Sheets as of June 29, 2001 (Unaudited) and March 30, 2001      2


     Statement of Operations (Unaudited) for the three months ended
          June 29, 2001 and June 30, 2000.                                  4


     Statement of Cash Flows (Unaudited) for the three months ended
           June 29, 2001 and June 30, 2000.                                 5


     Notes to Financial Statements (Unaudited)                              7


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 29, 2001 and March 30, 2001

                                                                   June 29,      March 30,
                                                                     2001          2001
                                                                -------------   ----------
                                                                 (Unaudited)     (Note 1)

                                     ASSETS
CURRENT ASSETS:
Cash                                                            $    1,421      $   11,833
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at June 29, 2001 and March 30, 2001                  781,553         732,150
Inventories (Note 2)                                               979,700         990,420
Prepaid expenses and other current assets (Note 3)                  26,368          30,585
                                                                ----------      ----------
          Total current assets                                   1,789,042       1,764,988
                                                                ----------      ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,399,145 at June 29,
   2001 and $5,351,591 at March 30, 2001                         1,164,790       1,191,915
                                                                ----------      ----------
                                                                 1,164,790       1,191,915
                                                                ----------      ----------

OTHER ASSETS:
  Other assets                                                      45,766          47,075
                                                                ----------      ----------
                                                                    45,766          47,075
                                                                ----------      ----------

Total assets                                                    $2,999,598      $3,003,978
                                                                ==========      ==========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 29, 2001 and March 30, 2001

                                                                                  June 29,            March 30,
                                                                                    2001                2001
                                                                                -------------       -----------
                                                                                 (Unaudited)          (Note 1)

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing                                                     $   779,792       $   759,937
Notes payable, equipment, current portion (Note 7)                                     25,706            25,355
Notes payable, current portion (Note 6)                                                     0             5,750
Loans payable                                                                          69,668            83,130
Accrued corporate income taxes                                                         10,028             4,912
Union pension and health & welfare, current portion (Note 8)                           95,189            96,000
Accounts payable                                                                      777,795           719,309
Other current liabilities (Note 4)                                                    103,378           162,951
                                                                                  -----------       -----------
                                                                                    1,861,556         1,857,344
                                                                                  -----------       -----------
          Total current liabilities

LONG-TERM LIABILITIES:
Pension Plan payable (Note 8)                                                         516,966           516,966
Notes payable, equipment, less current portion (Note 7)                                43,417            50,107
Union pension & health & health & welfare,
  less current portion (Note 8)                                                             0             6,689
                                                                                  -----------       -----------
          Total long-term liabilities                                                 560,383           573,762
                                                                                  -----------       -----------

          Total liabilities                                                         2,421,939         2,431,106
                                                                                  -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, $.50 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at June 29, 2001 and March 30, 2001
                                                                                    1,151,734         1,151,734
Capital in excess of par value                                                      1,615,874         1,615,874
Retained earnings (Deficit)                                                        (2,189,949)       (2,194,736)
                                                                                  -----------       -----------
          Total stockholders' equity                                                  577,659           572,872
                                                                                  -----------       -----------

          Total liabilities and stockholders' equity                              $ 2,999,598       $ 3,003,978
                                                                                  ===========       ===========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended
                                                 --------------------------
                                                  June 29,        June 30,
                                                    2001            2000
                                                 ----------      ----------

REVENUE, net sales                               $1,147,345      $1,190,994
                                                 ----------      ----------

COSTS AND EXPENSES

Cost of products sold                               839,612         841,910
Selling, general and administrative                 199,731         214,543
Interest expense                                     40,377          40,162
Depreciation and amortization                        58,800          66,720
                                                 ----------      ----------
                                                  1,138,520       1,163,335
                                                 ----------      ----------


OPERATING INCOME (LOSS)                               8,825          27,659

OTHER INCOME                                            162              --
                                                 ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                     8,987          27,659
                                                 ----------      ----------

PROVISION FOR INCOME TAXES                            4,200           4,200
                                                 ----------      ----------

NET INCOME (LOSS)                                $    4,787      $   23,459
                                                 ==========      ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE      $      .01      $      .01
                                                 ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (in thousands)                         2,303           2,303
                                                 ==========      ==========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
           For the Three Months Ended June 29, 2001 and June 30, 2000
                                   (Unaudited)

                                                                       June 29,        June 30,
                                                                         2001            2000
                                                                       --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $  4,787       $ 23,459

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                            58,800         66,720

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                              (49,403)           284
(Increase) decrease inventories                                          10,720         32,269
(Increase) decrease in prepaid expenses and other current assets          4,217           (874)
(Increase) decrease in other assets                                       1,309         (1,089)

Increase (decrease) in accounts payable                                  58,486        (27,215)
Increase (decrease) in other current liabilities                        (59,573)       (30,154)
Increase (decrease) in accrued corporate income taxes                     5,116           (408)
Increase (decrease) in due to union pension & health & welfare           (7,500)        (7,500)
                                                                       --------       --------

          Total adjustments                                              22,172         32,033
                                                                       --------       --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         26,959         55,492
                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets                                               (31,675)       (62,463)
                                                                       --------       --------

NET CASH USED IN INVESTING ACTIVITIES                                  $(31,675)      $(62,463)
                                                                       ========       ========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
           For the Three Months Ended June 29, 2001 and June 30, 2000
                                   (Unaudited)

                                                       June 29,        June 30,
                                                         2001            2000
                                                       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in notes payable - Net              $(12,089)      $  8,068
Proceeds from accounts receivable financing               19,855          9,748
Increase (decrease) on loan payable                      (13,462)       (12,596)
                                                        --------       --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (5,696)         5,220
                                                        --------       --------

INCREASE (DECREASE) IN CASH                              (10,412)        (1,751)

CASH, beginning of period                                 11,833          4,045
                                                        --------       --------

CASH, end of period                                     $  1,421       $  2,294
                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the three months for:

     Interest                                           $ 32,554       $ 40,162
                                                        ========       ========

     Income Taxes                                       $  4,200       $  4,200
                                                        ========       ========



                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - FINANCIAL STATEMENTS:

         The accompanying financial statements of IEH Corporation ("The Company") for the three months ended June 29, 2001 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three months ended June 29, 2001. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 30, 2001 as filed with the Securities and Exchange Commission.

         The balance sheet at March 30, 2001 has been taken from the audited financial statements of that date.

Note 2 - INVENTORIES:

         Inventories are comprised of the following:

                                      June 29,   March 30,
                                        2001        2001
                                      --------   ----------

         Raw materials                $705,384    $714,634
         Work in progress              156,752     159,741
         Finished goods                117,564     116,045
                                      --------   ----------
                                      $979,700    $990,420
                                      ========    ========


         Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of June 29, 2001 was $12,000. At March 30, 2001, the balance of this reserve was $0.

         Inventories at June 29, 2001 and March 30, 2001 are recorded net of this reserve.

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                             June 29,       March 30,
                                               2001            2001
                                             --------       ---------

         Prepaid insurance                   $13,091        $ 18,571
         Prepaid corporate taxes               6,985           3,640
         Other current assets                  6,292           8,374
                                             --------       ---------
                                             $26,368        $ 30,585
                                             ========       =========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:


                                           June 29,         March 30,
                                             2001              2001
                                          ---------         ---------

         Payroll and vacation accruals     $ 33,177          $ 66,448
         Sales commissions                    8,023            10,611
         Pension Plan payable                21,540            21,540
         Other                               40,638            64,352
                                             ------            ------
                                          $ 103,378         $ 162,951
                                          =========         =========

Note 5 - LOAN PAYABLE:


         On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum.

         The balance remaining at June 29, 2001 was $69,668.

         Aggregate future principal payments are as follows:

         Fiscal Year Ending March:
         2002                                    $ 44,238
         2003                                      25,430
                                                   ------
                                                 $ 69,668


         In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

         As of June 29, 2001, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - LOAN PAYABLE (continued):

         At June 29, 2001, the Company reported tangible net worth of $577,659. The ratio of current assets to current liabilities was .96 to 1.0.

         The Company had previously received a waiver of this covenant from the UDC through the period ending March 31, 1994 and has applied for additional waivers of this covenant. Neither the UDC nor WAMCO XXVI, Ltd. has acted on these requests.

         There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed in default of this loan obligation and the entire loan plus interest will become due and payable. Because of this clause the entire loan is shown as a current liability on the accompanying balance sheet.


Note 6 - NOTES PAYABLE:

         The Company was in arrears to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48-month period by the Company issuing notes payable to NYCEDC. The note carried interest at the rate of 8.25% per annum. There is no balance remaining at June 29, 2001.

Note 7 - NOTES PAYABLE EQUIPMENT:

         The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at June 29, 2001 amounted to $69,123.

         Aggregate future principal payments are as follows:


         Fiscal year ended March 31,
         2002                            $ 21,129
         2003                              24,936
         2004                              16,100
         2005                               6,958
                                         --------
                                         $ 69,123
                                         ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 - COMMITMENTS:

         The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $10,808 for the three months ended June 29, 2001 and $9,241 for the three months ended June 30, 2000.

         In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

         o The sum of $8,000 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid.

         Additionally, both parties agreed that current obligatory funding by the Company will be made on a timely basis.

         Effective February 1, 1995, the Company withdrew from the Union's health and welfare plan and offered its employees an alternative health insurance plan.

         As of June 29, 2001, the Company had paid down the arrears to the Union's pension plan and the amount due the health and welfare plan was $95,189.

         The total amount due of $95,189 is reported on the accompanying balance sheet as a current liability.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 8 - COMMITMENTS (continued):

         At June 29, 2001 and March 30, 2001, $21,540 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as long-term liability.

         On those dates, the long-term portion includes $226,041, which represents the recognition of additional minimum liability to comply with the requirements of Statement of Financial Standards No. 87.

         In August 1998, the PBGC notified the Company that it was liable to the PBGC in the amount of $698,515.

         o $456,418 which represented the amount of unfunded benefit liabilities of the Plan
         o    $242,097 which represented the funding liability


         The Company and the PBGC have been negotiating a settlement on the entire matter and on July 2, 2001, an agreement was reached whereby the Company's liability to the PBGC was reduced to $244,000. The Company will make monthly payments to the PBGC as follows:

         September 1, 2003 to August 1, 2004                $2,000 per month
         September 1, 2004 to August 1, 2006                $3,000 per month
         September 1, 2006 to August 1, 2007                $4,000 per month

         In addition, on January 1, 2001, May 1, 2004 May 1, 2005 and January 1, 2006 the Company will make balloon payments of $25,000.

         The Company will also grant the PBGC a lien on the Company's machinery and equipment, subject to the preexisting liens in favor of the UDC.


Note 9 - CHANGES IN STOCKHOLDERS' EQUITY:

         Retained earnings (deficit) decreased by $4,787, which represents the net income for the three months ended June 29, 2001.

                                 IEH CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                   Three Months Ended
                                                                 -----------------------
                                                                 June 29,       June 30,
                                                                   2001           2000
                                                                 --------       --------
Operating Revenues (in thousands)                                $  1,147       $  1,191
                                                                 --------       --------

Operating Expenses: (as a percentage of operating revenues)
Cost of Products Sold                                                73.2%          70.7%
Selling, General and Administrative                                  17.4%          18.0%
Interest Expense                                                      3.5%           3.4%
Depreciation and Amortization                                         5.1%           5.6%
                                                                 --------       --------
          Total Costs and Expenses                                   99.2%          97.7%
                                                                 --------       --------

Operating Income (loss)                                                .8%           2.3%

Other Income                                                           --             --
                                                                 --------       --------

Income (loss) before Income Taxes                                      .8%           2.3%

Income Taxes                                                           .3%            .3%
                                                                 --------       --------

Net Income (loss)                                                      .5%           2.0%
                                                                 ========       ========



     COMPARATIVE ANALYSIS

         Operating revenues for the three months ended June 29, 2001 amounted to $1,147,345, reflecting a 4.0% decrease versus the comparative three months operating revenues of $1,190,994. The decrease is a direct result of a slow down in the electronics industry.

         Cost of products sold amounted to $839,612 for the three months ended June 29, 2001 or 73.2% of operating revenues. This reflected a decrease of $2,298 or under 1% of the cost of products sold of $841,910 for the three months ended June 30, 2000. The cost of products sold did not change significantly, however the percentage based on operating revenues did change, primarily due to the lower revenues in the period ended June 29, 2001.

         Selling, general and administrative expenses for the three months ended June 29, 2001 were $199,731 or 17.4% of revenues compared to $214,543 or 18.0% of revenues for the comparable three-month period ended June 30, 2000. This reflected a decrease of 6.9% and reflects a reduction in administrative salaries as well as a reduction in legal fees.

                                 IEH CORPORATION

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARATIVE ANALYSIS (continued)


         Interest expense was $40,377 or 3.5% of revenues for the period ended June 29, 2001 as compared to $40,162 or 3.4% of revenues in the three-month period ended June 30, 2000.

         Depreciation and amortization of $58,800 or 5.1% of revenues was reported for the three-month period ended June 29, 2001. This reflects a decrease of 11.9% from the comparable three-month period ended June 30, 2000 of $66,720 or 5.6% of revenues. The decrease is a result of some fixed assets becoming fully depreciated and a leveling off on new acquisitions.

         The Company reported net income of $4,787 for the three months ended June 29, 2001, representing basic earnings per common share of $.01 as compared to basic income of $23,459 or $.01 per common share for the three months ended June 30, 2000.


     LIQUIDITY AND CAPITAL RESOURCES

         The Company reported a working capital deficit as of June 29, 2001 of $72,514 as compared to a working capital deficit of $92,356 at March 30, 2001. The decrease of this deficit in working capital of $19,842 was attributable to the following items:


         Net income (loss)
           (excluding depreciation and amortization)             $ 63,587
         Capital expenditures                                     (31,675)
         Other transactions                                       (12,070)
                                                                 --------
                                                                 $ 19,842
                                                                 ========

         As a result of the above, the current ratio (current assets to current liabilities) was .96 to 1.0 as of June 29, 2001 as compared to .95 to
         1.0 at March 30, 2001. Current liabilities at June 29, 2001 were $1,861,556 compared to $1,857,344 at March 30, 2001.

         The Company expended $31,675 in capital expenditures in the three months ended June 29, 2001. Depreciation and amortization for the three months ended June 29, 2001 was $58,800.

         The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2% above the Chase Manhattan Bank's publicly announced rate (6.75%) at June 29, 2001, with a maximum of 12% per annum. The agreement had an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At June 29, 2001 the amount outstanding was $779,792 as compared to $759,937 at March 30, 2001.

                                 IEH CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES (continued)

         On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum. The balance remaining at June 29, 2001 was $69,668.

         Aggregate future principal payments are as follows:

         Fiscal Year Ending March:

         2002                               44,238
         2003                               25,430
                                         ---------
                                         $  69,668
                                         =========

         In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

         As of June 29, 2001, the Company had failed to meet one of the financial covenants of the loan agreement namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

         At June 29, 2001, the Company reported tangible net worth of $577,659. The ratio of current assets to current liabilities was .96 to 1.0.

         The Company has applied for additional waivers of this covenant. Neither the UDC nor WAMCO XXIV has acted on these requests. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers; then it will be deemed to be in default of this loan obligations and the loan plus interest will become due and payable. Accordingly the entire amount of the loan is classified as a current liability in the accompanying balance sheet.

         The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $10,808 for the three months ended June 29, 2001 and $9,241 for the three months ended June 30, 2000.

                                 IEH CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES (continued)

         As of June 30, 2001, the company reported arrears with respect to its contributions to the Union's health and welfare and pension plans. The amount due the health and welfare plan was $95,189.

         The total amount due of $95,189 is reported on the accompanying balance sheet as a current liability.

         In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

         The sum of $8,000 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement , the projected payment schedule for arrears will satisfy the total debt in 12 months. Additionally, both parties have agreed that current obligatory funding for the Pension Plan will be made on a timely current basis.

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

         At June 29, 2001 and March 30, 2001, $21,540 of the pension liability is included in other current liabilities, with the balance of $516,966 shown as a long-term liability.

         On those dated, the long-term portion includes $226,041, which represents the recognition of the additional minimum liability to comply with the requirements of Statement of Financial Accounting Standards No. 87.

         The Company and the PBGC have agreed to the terms of a settlement of the matter. The agreement is effective July 2, 2001. Under the agreement, the Company and the PBGC agreed on a total sum of $244,000. The Company has agreed to make payments as follows:

         September 1, 2003 to August 1, 2004             $2,000 per month
         September 1, 2004 to August 1, 2006             $3,000 per month
         September 1, 2006 to August 1, 2007             $4,000 per month

         In addition, on January 1, 2004, May 1, 2004, May 1, 2005 and January 1, 2006, the Company will make balloon payments of $25,000. The Company will also grant the PBGC a lien on the Company's machinery and equipment, subject to the preexisting liens in favor of the UDC.

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

               None

               (b) Reports on Form 8-K during Quarter

               None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IEH CORPORATION
                                  (Registrant)


August 13, 2001                                 /s/ Michael Offerman
---------------                                 --------------------
                                                Michael Offerman
                                                President

August 13, 2001                                 /s/ Robert Knoth
---------------                                 -----------------------
                                                Robert Knoth
                                                Chief Financial Officer