Form 10QSB
period 2001-09-28
IEH CORPORATION
filed 2001-11-13
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 2001.

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

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 28, 2001.

                                 IEH CORPORATION

                                    CONTENTS


                                                                                               Page
                                                                                               Number
                                                                                               ------

Part I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

         Balance Sheets as of September 28, 2001 (Unaudited) and March 30, 2001                  2


         Statement of Operations (Unaudited) for the three and six months ended
              September 28, 2001 and September 29, 2000.                                         4


         Statement of Cash Flows (Unaudited) for the six months ended September
              28, 2001 and September 29, 2000.                                                   5


         Notes to Financial Statements (Unaudited)                                               7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          12

         Part II  OTHER INFORMATION                                                             22

         Item 1.  Legal Proceedings                                                             22

         Item 2.  Changes in Securities and Use of Proceeds                                     22

         Item 3.  Defaults Upon Senior Securities                                               22

         Item 4.  Submission of Matters to Vote of Security Holders                             22

         Item 5.  Other Information                                                             22

         Item 6.  Exhibits and Reports on Form 8K                                               22


                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 28, 2001 and March 30, 2001


                                                                                 Sept. 28,             March 30,
                                                                                   2001                  2001
                                                                                -----------            ----------
                                                                                (Unaudited)             (Note 1)

                                     ASSETS

CURRENT ASSETS:
Cash                                                                             $    3,713            $   11,833
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at September 28, 2001 and March 30, 2001                              871,153               732,150
Inventories (Note 2)                                                              1,029,400               990,420
Prepaid expenses and other current assets (Note 3)                                   19,921                30,585
                                                                                 ----------            ----------
          Total current assets                                                    1,924,187             1,764,988
                                                                                 ----------            ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,547,945 at September 28,
   2001 and $5,351,591 at March 30, 2001                                          1,134,691             1,191,915
                                                                                 ----------            ----------
                                                                                  1,134,691             1,191,915
                                                                                 ----------            ----------

OTHER ASSETS:
  Other assets                                                                       45,496                47,075
                                                                                 ----------            ----------
                                                                                     45,496                47,075
                                                                                 ----------            ----------

Total assets                                                                     $3,104,374            $3,003,978
                                                                                 ==========            ==========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 28, 2001 and March 30, 2001

                                                                                 Sept. 28,              March 30,
                                                                                    2001                  2001
                                                                                -----------            -----------
                                                                                (Unaudited)             (Note 1)
                                                                                                        Restated
                       LIABILITIES AND STOCKHOLDERS' EQUITY                                             (Notes 8)


CURRENT LIABILITIES:
Accounts receivable financing                                                   $   897,483            $   759,937
Notes payable, equipment, current portion (Note 7)                                   25,355                 25,355
Notes payable, current portion (Note 6)                                                   0                  5,750
Loans payable                                                                        55,636                 83,130
Accrued corporate income taxes                                                       12,831                  4,912
Health & welfare, current portion (Note 8)                                           86,328                 96,000
Accounts payable                                                                    851,309                719,309
Other current liabilities (Note 4)                                                   93,987                141,423
                                                                                -----------            -----------
                                                                                  2,022,929              1,835,816
                                                                                -----------            -----------
          Total current liabilities

LONG-TERM LIABILITIES:
Pension Plan payable (Note 8)                                                       244,000                244,000
Notes payable, equipment, less current portion (Note 7)                              37,429                 50,107
Health & welfare, less current portion (Note 8)                                           0                  6,689
                                                                                -----------            -----------
          Total long-term liabilities                                               281,429                300,796
                                                                                -----------            -----------

          Total liabilities                                                       2,304,358              2,136,612
                                                                                -----------            -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at September 28, 2001                        23,035                   --
Common stock, $.50 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at March 30, 2001                              --                1,151,734
Capital in excess of par value                                                    2,744,573              1,615,874
Retained earnings (Deficit)                                                      (1,967,592)            (1,900,242)
                                                                                -----------            -----------
          Total stockholders' equity                                                800,016                867,366
                                                                                -----------            -----------

          Total liabilities and stockholders' equity                            $ 3,104,374            $ 3,003,978
                                                                                ===========            ===========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                Six Months Ended                     Three Months Ended
                                                                ----------------                     ------------------
                                                          Sept. 28,          Sept. 29,          Sept. 28,          Sept. 29,
                                                            2001               2000               2001               2000
                                                         -----------        -----------        -----------        -----------
REVENUE, net sales                                       $ 2,189,461        $ 2,332,105        $ 1,042,116        $ 1,141,111
                                                         -----------        -----------        -----------        -----------

COSTS AND EXPENSES

Cost of products sold                                      1,657,204          1,659,800            817,594            817,890
Selling, general and administrative                          401,709            429,220            201,976            214,677
Interest expense                                              82,197             77,750             41,820             37,588
Depreciation and amortization                                117,600            134,040             58,800             67,320
                                                         -----------        -----------        -----------        -----------
                                                           2,258,710          2,300,810          1,120,190          1,137,475
                                                         -----------        -----------        -----------        -----------


OPERATING INCOME (LOSS)                                      (69,249)            31,295            (78,074)             3,636

OTHER INCOME                                                  10,299                192             10,137                192
                                                         -----------        -----------        -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES
                                                             (58,950)            31,487            (67,937)             3,828

PROVISION FOR INCOME TAXES                                     8,400              8,400              4,200              4,200
                                                         -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                        $   (67,350)       $    23,087        $   (72,137)       $      (372)
                                                         ===========        ===========        ===========        ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
                                                         $     (.029)       $      .010        $     (.031)       $     (.001)
                                                         ===========        ===========        ===========        ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (in thousands)
                                                               2,303              2,303              2,303              2,303
                                                         ===========        ===========        ===========        ===========


                See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
       For the Six Months Ended September 28, 2001 and September 29, 2000
                                   (Unaudited)

                                                                             Sept. 28,           Sept. 29
                                                                               2001                2000
                                                                            ----------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $ (67,350)           $  23,087

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                 117,600              134,040

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                                   (139,003)              34,592
(Increase) decrease inventories                                               (38,980)              81,269
(Increase) decrease in prepaid expenses and other current assets               10,674                9,814
(Increase) decrease in other assets                                             1,579                 (904)

Increase (decrease) in accounts payable                                       131,978              (87,745)
Increase (decrease) in other current liabilities                              (47,424)               1,750
Increase (decrease) in accrued corporate income taxes                           7,919               (1,608)
Increase (decrease) in due to union pension & health & welfare                (16,361)             (15,000)
                                                                            ---------            ---------

          Total adjustments                                                    27,982              156,208
                                                                            ---------            ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              (39,368)             179,295
                                                                            ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                                   (60,376)            (123,962)
                                                                            ---------            ---------

NET CASH USED IN INVESTING ACTIVITIES                                       $ (60,376)           $(123,962)
                                                                            =========            =========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
      For the Three Months Ended September 28, 2001 and September 29, 2000
                                   (Unaudited)


                                                                Sept. 28,          Sept. 29,
                                                                  2001               2000
                                                                ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable                            $ (18,428)         $ (14,600)
Proceeds from accounts receivable financing                       137,546            (16,033)
Increase (decrease) in loans payable                              (27,494)           (25,445)
                                                                ---------          ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                91,624            (56,078)
                                                                ---------          ---------

INCREASE (DECREASE) IN CASH                                        (8,120)              (745)

CASH, beginning of period                                          11,833              4,045
                                                                ---------          ---------

CASH, end of period                                             $   3,713          $   3,300
                                                                =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the three months for:

     Interest                                                   $  62,754          $  77,750
                                                                =========          =========

     Income Taxes                                               $    --            $    --
                                                                =========          =========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - FINANCIAL STATEMENTS:

     The accompanying financial statements of IEH Corporation ("The Company") for the three and six months ended September 28, 2001 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three and six months ended September 28, 2001. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 30, 2001 as filed with the Securities and Exchange Commission.

     The balance sheet at March 30, 2001 has been taken from the audited financial statements of that date. Retained earnings (deficit) was restated to reflect the resultant gain recognized on the settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") in regard to the Company's salaried pension plan. Additionally current and long-term liabilities have been restated to reflect the retroactive impact of this settlement agreement.

Note 2 - INVENTORIES:

     Inventories are comprised of the following:

                                     Sept. 28,          March 30,
                                       2001               2001
                                  ----------------    --------------

     Raw materials                     $  741,168        $  714,634
     Work in progress                     164,704           159,741
     Finished goods                       123,528           116,045
                                  ----------------    --------------
                                       $1,029,400        $  990,420
                                  ================    ==============

     Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of September 28, 2001 was $24,000. At March 30, 2001, the balance of this reserve was $0.

     Inventories at September 28, 2001 and March 30, 2001 are recorded net of this reserve.

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets are comprised of the following:

                                         Sept. 28,         March 30,
                                           2001              2001
                                       --------------    --------------

     Prepaid insurance                     $   6,094          $ 18,571
     Prepaid corporate taxes                   6,985             3,640
     Other current assets                      6,842             8,374
                                       --------------    --------------
                                           $  19,921          $ 30,585
                                       ==============    ==============

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - OTHER CURRENT LIABILITIES:

     Other current liabilities are comprised of the following:


                                          Sept. 28,         March 30,
                                            2001              2001
                                        -------------     -------------

     Payroll and vacation accruals          $ 53,679          $ 66,448
     Sales commissions                        15,746            10,611
     Other                                    24,562            64,364
                                        -------------     -------------
                                            $ 93,987         $ 141,423
                                        =============     =============

Note 5 - LOAN PAYABLE:


     On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum.

     The balance remaining at September 28, 2001 was $55,636.

     Aggregate future principal payments are as follows:

      Fiscal Year Ending March:
      2002                                    $ 29,785
      2003                                      25,851
                                            -----------
                                              $ 55,636
                                            ===========


     In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

     As of September 28, 2001, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - LOAN PAYABLE (continued):

     At September 28, 2001, the Company reported tangible net worth of $800,016. The ratio of current assets to current liabilities was .95 to 1.

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


Note 6 - NOTES PAYABLE:

     The Company was in arrears to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48-month period by the Company issuing notes payable to NYCEDC. The note carried interest at the rate of 8.25% per annum. There is no balance remaining at September 28, 2001.

Note 7 - NOTES PAYABLE EQUIPMENT:

     The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining on these notes payable at September 28, 2001 amounted to $62,784.

     Aggregate future principal payments are as follows:


     Fiscal year ended March 31,
     2002                                          $ 12,677
     2003                                            25,323
     2004                                            16,978
     2005                                             7,806
                                                  ----------
                                                   $ 62,784
                                                  ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 - COMMITMENTS:

     The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $8,822 for the three months ended September 28, 2001 and $8,298 for the three months ended September 29, 2000.

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

     As of September 28, 2001, the Company had paid down the arrears to the Union's pension plan and the amount due the health and welfare plan was $86,328.

     The total amount due of $86,328 is reported on the accompanying balance sheet as a current liability.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 - COMMITMENTS (continued):

     The Company and the PBGC negotiated a settlement on the entire matter and on July 2, 2001, an agreement was reached whereby the Company's liability to the PBGC was reduced to $244,000. The Company will make monthly payments to the PBGC as follows:

     September 1, 2003 to August 1, 2004            $2,000 per month
     September 1, 2004 to August 1, 2006            $3,000 per month
     September 1, 2006 to August 1, 2007            $4,000 per month

     In addition, to the above referenced monthly payments, the Company will make balloon payments of $25,000 each on the following dates:

     January 1, 2004
     May 1, 2004
     May 1, 2005
     January 1, 2006

     The Company will also grant the PBGC a lien on the Company's machinery and equipment, subject to the pre-existing liens in favor of the UDC.

     As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported as a long term liability. The resultant gain of $294,506 was reclassified and accounted for as a charge to opening retained earnings as follows:

     Opening retained earnings-March 31, 2000                $(2,221,574)
     Gain on pension plan settlement                            294,506
                                                             ------------

     Adjusted opening retained earnings March 31, 2000        (1,927,068)

     Net income for the year ended March 30, 2001                26,826
                                                             ------------
     Adjusted retained earnings balance at March 30, 2001     (1,900,242)

     Net loss for the six months ended September 28, 2001        (67,350)
                                                             ------------

     Balance at September 28, 2001                           $(1,967,592)
                                                             ============

                                 IEH CORPORATION

                          NOTES TO FINANICAL STATEMENTS
                                   (Unaudited)


Note 9 - CHANGES IN STOCKHOLDERS' EQUITY:

     Retained earnings (deficit) increased by $72,137, which represents the loss for the second fiscal quarter.

     The Company's shareholders voted on September 21, 2001 to change the par value of the Company's common stock from $.50 par value per share to $.01 par value per share.

     As a result of the above change the Company reduced the book value of it's common stock and increased capital in excess of par as follows:

                                 Par Value                       Par Value
                                   $.50            Change          $.01
                                -----------    -------------    -----------

     Common Stock               $ 1,151,734    $ (1,128,699)    $    23,035
     Capital in excess of par     1,615,874       1,128,699       2,744,573
                                -----------    -------------    -----------
     Total equity               $ 2,767,608    $          0     $ 2,767,608
                                ===========    =============    ===========


Note 10- 2001 EMPLOYEE STOCK OPTION PLAN:

     On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2001 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management.

     Options granted to employees under this plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not so qualify.

     Under this plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant.

     Exercise prices of non incentive stock options may be less than the fair market value of the Company's common stock..

     The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000.

                                 IEH CORPORATION

                          NOTES TO FINANICAL STATEMENTS
                                   (Unaudited)


Note 10 - 2001 EMPLOYEE STOCK OPTION PLAN (Continued):

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)


  RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                       Six Months Ended
                                                                -----------------------------
                                                                Sept. 28,           Sept. 29,
                                                                   2001               2000
                                                                ---------           ---------
Operating Revenues (in thousands)                               $   2,189           $   2,332
                                                                ---------           ---------

Operating Expenses: (as a percentage of operating revenues)
Cost of Products Sold                                               75.69%              71.18%
Selling, General and Administrative                                 18.35%              18.40%
Interest Expense                                                     3.75%               3.34%
Depreciation and Amortization                                        5.37%               5.75%
                                                                ---------           ---------

          Total Costs and Expenses                                 103.16%              98.67%
                                                                ---------           ---------

Operating Income (Loss)                                             (3.16%)              1.33%

Other Income                                                          .47%                .01%
                                                                ---------           ---------

Income (Loss) Before Income Taxes                                   (2.69%)              1.34%

Income Taxes                                                          .38%                .36%
                                                                ---------           ---------

Net Income                                                          (3.07%)               .98%
                                                                =========           =========

  COMPARATIVE ANALYSIS Six Months Ended September 28, 2001

     Operating revenues for the six months ended September 28, 2001 amounted to $2,189,461 reflecting a 6.11 % decrease versus the comparative six months operating revenues of $2,332,105. The decrease is a direct result of a slow down of commercial, governmental and military sales.

     Cost of products sold amounted to $1,657,204, for the six months ended September 28, 2001 or 75.69% of operating revenues. This reflected a decrease of $2,596 or under 1% in the cost of products sold of $1,659,800 for the six months ended September 29, 2000.

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


  COMPARATIVE ANALYSIS Six Months Ended September 28, 2001 (Continued)

     Selling, general and administrative expenses were $401,709 or 18.35% of revenues for the period ended September 28, 2001 as compared to $429,220 or
     18.40 % of revenues for the comparable six month period ended September 29, 2000. This reflected a decrease of 6.41% and reflects a general slow down in the economy.

     Interest expense was $82,197 or 3.75% of revenues for the period ended September 28, 2001 as compared to $77,750 or 3.34 % of revenues in the six month period ended September 29, 2000. This increase of 5.7% reflects the increase in borrowing by the Company in the current fiscal period.

     Depreciation and amortization of $117,600 or 5.37% of revenues was reported for the six month period ended September 28, 2001. This reflects a decrease of 12.26% from the comparable six month period ended September 29, 2000 of $134,040 or 5.75 % of revenues. The decrease is the result of some fixed assets becoming fully depreciated during the six month period ended September 28, 2001.

     The Company reported a net loss of $67,350 for the six months ended September 28, 2001, representing basic loss per share of $.029 as compared to a net income of $23,087 or $.010 per common share for the six months ended September 29, 2000.

  RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                         Three Months Ended
                                                                      -------------------------
                                                                        Sept. 28,     Sept. 29,
                                                                          2001          2000
                                                                       ----------     ---------
     Operating Revenues (in thousands)                                 $   1,042      $  1,141
                                                                       ---------      --------
     Operating Expenses: (as a percentage of operating revenues)
     Cost of Products Sold                                                 78.45%        71.69%
     Selling, General and Administrative                                   19.33%        18.84%
     Interest Expense                                                       4.01%         3.24%
     Depreciation and Amortization                                          5.64%         5.87%
                                                                       ---------      --------
               Total Costs and Expenses                                   107.43%        99.64%
                                                                       ---------      --------

     Operating Income (loss)                                               (7.43%)         .36%

     Other Income                                                            .97%          .02%
                                                                       ---------      --------

     Income (loss) before Income Taxes                                     (6.46%)         .38%

     Income Taxes                                                            .30%          .38%
                                                                       ---------      --------

     Net Income (loss)                                                     (6.76%)        0.00%
                                                                       =========      ========

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


  COMPARATIVE ANALYSIS Six Months Ended September 28, 2001

     Operating revenues for the three months ended September 28, 2001 amounted to $1,042,116 reflecting an 8.68% decrease versus the comparative three months operating revenues of $1,141,111. The decrease is a direct result of a slow down in commercial, governmental and military sales.

     Cost of products sold amounted to $817,594 for the three months ended September 28, 2001 or 78.45% of operating revenues. This reflected a decrease of $296 or under 1% of the cost of products sold of $817,890 for the three months ended September 29, 2000.

     Selling, general and administrative expenses were $201,976 or 19.33% of revenues for the three months ended September 28, 2001 compared to $ 214,677 or 18.84% of revenues for the comparable three month period ended September 29, 2000. This reflected a decrease of 5.92% and reflects a general slow down of the economy in the second fiscal quarter.

     Interest expense was $41,820 or 4.01% of revenues for the period ended September 28, 2001 as compared to $37,588 or 3.24 % of revenues in the three month period ended September 29, 2000. This increase of 11.26% reflects an increase in borrowing by the Company in the current fiscal period.

     Depreciation and amortization of $58,800 or 5.64% of revenues was reported for the three month period ended September 28, 2001 . This reflects a decrease of 12.66% from the comparable three month period ended September 29, 2000 of $67,320 or 5.87% of revenues. The decrease is a result of fixed assets being fully depreciated during the three month period ended September 29, 2000.

     The Company reported a net loss of $72,137 for the three months ended September 28, 2001, representing basic loss per common share of .031% as compared to a basic loss of $372 or $.001 per common share for the three months ended September 29, 2000.


  LIQUIDITY AND CAPITAL RESOURCES

     The Company reported a working capital deficit as of September 28, 2001 of $98,742 as compared to a working capital deficit of $92,356 at March 30, 2001. The increase of this deficit in working capital of $6,386 was attributable to the following items:


     Net income (loss)
       (excluding depreciation and amortization)            $  50,250
     Capital expenditures                                     (60,376)
     Other transactions                                         3,740

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


  LIQUIDITY AND CAPITAL RESOURCES (continued)

     As a result of the above, the current ratio (current assets to current liabilities) was .95 to 1.0 as of September 28, 2001 as compared to .95 to
     1.0 at March 30, 2001. Current liabilities at September 28, 2001 were $2,022,929 compared to $1,857,344 at March 30, 2001.

     The Company expended $60,376 in capital expenditures in the six months ended September 28, 2001. Depreciation and amortization for the six months ended September 28, 2001 was $117,600.

     The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2% above the Chase Manhattan Bank's publicly announced rate (6%) at September 28, 2001, with a maximum of 12% per annum. The agreement had an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At September 28, 2001 the amount outstanding was $987,483 as compared to $759,937 at March 30, 2001.

     On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum. The balance remaining at September 28, 2001 was $55,636.

     Aggregate future principal payments are as follows:

     Fiscal Year Ending March:

     2002                                        $  29,785
     2003                                           25,851
                                                -----------
                                                 $  55,636
                                                ===========

     In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

     As of September 28, 2001, the Company had failed to meet one of the financial covenants of the loan agreement namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

     At September 28, 2001, the Company reported tangible net worth of $800,016. The ratio of current assets to current liabilities was .95 to 1.0.

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


  LIQUIDITY AND CAPITAL RESOURCES (continued)

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

     The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $8,822 for the three months ended September 28, 2001 and $8,298 for the three months ended September 29, 2000.

     As of September 28, 2001, the company reported arrears with respect to its contributions to the Union's health and welfare and pension plans. The amount due the health and welfare plan was $86,328.

     The total amount due of $86,328 is reported on the accompanying balance sheet as a current liability.

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

  LIQUIDITY AND CAPITAL RESOURCES (continued)

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

     In addition, the Company will make balloon payments of $25,000 each on the following dates:

     January 1, 2004
     May 1, 2004
     May 1, 2005
     January 1, 2006

     The Company will also grant the PBGC a lien on the Company's machinery and equipment, subject to the preexisting liens in favor of the UDC.

     As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported as a long term liability. The resultant gain of $294,506 was reclassified and accounted for as a charge to opening retained earnings as follows:

     Opening retained earnings-March 31, 2000                $(2,221,574)
     Gain on pension plan settlement                            294,506
                                                             ------------

     Adjusted opening retained earnings March 31, 2000        (1,927,068)

     Net income for the year ended March 30, 2001                26,826
                                                             ------------
     Adjusted retained earnings balance at March 30, 2001     (1,900,242)

     Net loss for the six months ended September 28, 2001        (67,350)
                                                             ------------

     Balance at September 28, 2001                           $(1,967,592)
                                                             ============

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


  LIQUIDITY AND CAPITAL RESOURCES (continued)

     The Company's shareholders voted on September 21, 2001 to change the par value of the Company's common stock from $.50 par value per share to $.01 par value per share.

     As a result of the above change the Company reduced the book value of it's common stock and increased capital in excess of par as follows:

                                 Par Value                        Par Value
                                   $.50           Change            $.01
                               -------------  ---------------  --------------

     Common Stock               $ 1,151,734    $ (1,128,699)    $     23,035
     Capital in excess of par     1,615,874       1,128,699        2,744,573
                               -------------  ---------------  --------------
     Total equity               $ 2,767,608    $          0     $  2,767,608
                               =============  ===============  ==============

     On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2001 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management.

     Options granted to employees under this plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or option which do not so qualify.

     Under this plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant.

     Exercise prices of non incentive stock options may be less than the fair market value of the Company's common stock..

     The aggregate fair market value of shares subject to options granted to a participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000.

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

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     At its Annual Meeting held on September 21, 2001, shareholders were requested to approve an amendment to the Company's Certificate of Incorporation to reduce the par value of the Company's Common Stock from $.50 par value per share to $.01 par value per share.

     The Certificate of Amendment to the Certificate of Incorporation of the Company was filed with the New York Secretary of State on September 27, 2001, thereby effecting the reduction of the par value of its Common Stock. Shareholders are not required to return their certificates to the Company's transfer agent, Registrar and Transfer Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         See Report on Form 8K filed with the Commission on October 2, 2001


ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K during Quarter

     Report                                          Item Reported

     Report on Form 8K filed with the               Other Information
     Commission on October 2, 2001



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IEH CORPORATION
                                  (Registrant)

November 12, 2001                 /s/  Michael Offerman
                                  ---------------------------
                                  Michael Offerman
                                  President


November 12, 2001                 /s/ Robert Knoth
                                  ---------------------------
                                  Robert Knoth
                                  Chief Financial Officer