Form 10QSB
period 2001-12-31
IEH CORPORATION
filed 2002-02-08
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2001

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 0-5258

                                 IEH CORPORATION
             (Exact name of registrant as specified in its charter)

             New York                                    1365549348
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

--------------------------------------------
Former name, former address and former fiscal year, if changed since lastreport.

            Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  [ X ]            No [   ]

2,303,468 shares of Common Shares, par value $.50 per share, were outstanding as of December 28, 2001.

                                 IEH CORPORATION

                                TABLE OF CONTENTS


                                                                                 Page
                                                                                Number

PART 1  FINANCIAL INFORMATION

Item 1. FINANICAL STATEMENTS

        Balance Sheets as of December 28, 2001 (Unaudited) and March 30, 2001     2

        Statement of Operations (Unaudited) for the three and nine months ended December 28, 2001 and December 29, 2000
                                                                                  4

        Statement of Cash Flows (Unaudited) for the nine months ended
        December 28, 2001 and December 29, 2000                                   5

        Notes to Financial Statements (Unaudited)                                 7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
                                                                                 12

PART II OTHER INFORMATION


                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 28, 2001 and March 30, 2001


                                                                      Dec. 28,        March 30,
                                                                       2001            2001
                                                                    ----------      ----------
                                                                    (Unaudited)      (Note 1)

                                             ASSETS

CURRENT ASSETS:
Cash                                                                $   16,044      $   11,833
Accounts receivable, less allowance for doubtful accounts
   of $10,062 at December 28, 2001 and March 30, 2001                  739,865         732,150
Inventories (Note 2)                                                 1,013,100         990,420
Prepaid expenses and other current assets (Note 3)                      46,497          30,585
                                                                    ----------      ----------
          Total current assets                                       1,815,506       1,764,988
                                                                    ----------      ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,516,745 at December 28,
   2001 and $5,351,591 at March 30, 2001                             1,115,384       1,191,915
                                                                    ----------      ----------
                                                                     1,115,384       1,191,915
                                                                    ----------      ----------

OTHER ASSETS:
  Other assets                                                          45,194          47,075
                                                                    ----------      ----------
                                                                        45,194          47,075
                                                                    ----------      ----------

Total assets                                                        $2,976,084      $3,003,978
                                                                    ==========      ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 28, 2001 and March 30, 2001

                                                                                    Dec. 28,         March 30,
                                                                                      2001             2001
                                                                                  -----------       -----------
                                                                                  (Unaudited)         (Note 1)
                                                                                                      Restated
                                                                                                      (Note 8)
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing                                                     $   826,860       $   759,937
Notes payable, equipment, current portion (Note 7)                                     25,355            25,355
Notes payable, current portion (Note 6)                                                    --             5,750
Loans payable                                                                          40,463            83,130
Accrued corporate income taxes                                                         15,634             4,912
Health & welfare, current portion (Note 8)                                             81,328            96,000
Accounts payable                                                                      901,582           719,309
Other current liabilities (Note 4)                                                     80,775           141,423
                                                                                  -----------       -----------
                                                                                    1,971,997         1,835,816
                                                                                  -----------       -----------
          Total current liabilities

LONG-TERM LIABILITIES:
Pension Plan payable (Note 8)                                                         244,000           244,000
Notes payable, equipment, less current portion (Note 7)                                31,090            50,107
Health & welfare, less current portion (Note 8)                                            --             6,689
                                                                                  -----------       -----------
          Total long-term liabilities                                                 275,090           300,796
                                                                                  -----------       -----------

          Total liabilities                                                         2,247,087         2,136,612
                                                                                  -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at December 28, 2001 Common stock, $.50 par value;
10,000,000 shares authorized;
2,303,468 shares issued and outstanding at March 30, 2001 (Note 9)                     23,035         1,151,734
Capital in excess of par value (Note 9)                                             2,744,573         1,615,874
Retained earnings (Deficit)                                                        (2,038,611)       (1,900,242)
                                                                                  -----------       -----------
          Total stockholders' equity                                                  728,997           867,366
                                                                                  -----------       -----------

          Total liabilities and stockholders' equity                              $ 2,976,084       $ 3,003,978
                                                                                  ===========       ===========


                 See accompanying notes to financial statements


                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended                 Three Months Ended
                                                       -----------------                 ------------------
                                                   Dec. 28,          Dec. 29,         Dec. 28,          Dec. 29,
                                                    2001               2000             2001              2000
                                                 -----------       -----------       -----------       -----------
REVENUE, net sales                               $ 3,220,646       $ 3,461,888       $ 1,031,185       $ 1,129,783
                                                 -----------       -----------       -----------       -----------

COSTS AND EXPENSES

Cost of products sold                              2,455,739         2,471,129           798,535           811,332
Selling, general and administrative                  612,326           649,672           210,617           220,451
Interest expense                                     112,322           119,440            30,125            41,689
Depreciation and amortization                        176,400           201,360            58,800            67,320
                                                 -----------       -----------       -----------       -----------
                                                   3,356,787         3,441,601         1,098,077         1,140,792
                                                 -----------       -----------       -----------       -----------

OPERATING INCOME (LOSS)                             (136,141)           20,287           (66,892)          (11,009)

OTHER INCOME                                          10,372               192                73                --
                                                 -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES
                                                    (125,769)           20,479           (66,819)          (11,009)

PROVISION FOR INCOME TAXES                            12,600            12,600             4,200             4,200
                                                 -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                $  (138,369)      $     7,879       $   (71,019)      $   (15,209)
                                                 ===========       ===========       ===========       ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
                                                 $      (.06)      $      .003       $      (.03)      $     (.007)
                                                 ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (in thousands)
                                                       2,303             2,303             2,303             2,303
                                                 ===========       ===========       ===========       ===========


                 See accompanying notes to financial statements


                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
        For the Nine Months Ended December 28, 2001 and December 29, 2000
                                   (Unaudited)


                                                                        Dec. 28,       Dec. 29,
                                                                          2001           2000
                                                                       ---------       ---------

      CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $(138,369)      $   7,879

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                            176,400         201,360

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                                (7,715)         23,675
(Increase) decrease inventories                                          (22,680)         76,969
(Increase) decrease in prepaid expenses and other current assets         (15,912)        (12,278)
(Increase) decrease in other assets                                        1,881            (528)

Increase (decrease) in accounts payable                                  181,498         (13,329)
Increase (decrease) in other current liabilities                         (60,648)        (29,239)
Increase (decrease) in accrued corporate income taxes                     10,722             792
Increase (decrease) in due to union pension & health & welfare           (21,361)        (22,500)
                                                                       ---------       ---------

          Total adjustments                                              242,185         224,922
                                                                       ---------       ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         103,816         232,801
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                              (99,094)       (169,649)
                                                                       ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                                  $ (99,094)      $(169,649)
                                                                       =========       =========


                 See accompanying notes to financial statements

                                         IEH CORPORATION

                                     STATEMENT OF CASH FLOWS
                                   Increase (Decrease) in Cash
                For the Nine Months Ended December 28, 2001 and December 29, 2000
                                           (Unaudited)


                                                                 Dec. 28,         Dec. 29,
                                                                   2001            2000
                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in notes payable                             $ (24,767)      $ (37,608)
Proceeds from accounts receivable financing                         66,923          12,765
Increase (decrease) in loans payable                               (42,667)        (38,554)
                                                                 ---------       ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (511)        (63,397)
                                                                 ---------       ---------

INCREASE (DECREASE) IN CASH                                          4,211            (245)

CASH, beginning of period                                           11,833           4,045
                                                                 ---------       ---------

CASH, end of period                                              $  16,044           3,800
                                                                 =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the nine months for:


     Interest                                                    $ 103,277       $  95,625
                                                                 =========       =========

     Income Taxes                                                $      --       $   6,403
                                                                 =========       =========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - FINANCIAL STATEMENTS:

               The accompanying financial statements of IEH Corporation ("The Company") for the three and nine months ended December 28, 2001 have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. The financial statements have been prepared by management from the books and records of the Company and reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the three and nine months ended December 28, 2001. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report Form 10-KSB for the fiscal year ended March 30, 2001 as filed with the Securities and Exchange Commission.

               The balance sheet at March 30, 2001 has been taken from the audited financial statements of that date. Retained earnings (deficit) was restated to reflect the resultant gain recognized on the settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") in regard to the Company's salaried pension plan (Note 8). Additionally, current and long-term liabilities have been restated to reflect the retroactive impact of this settlement agreement.

Note 2 - INVENTORIES:

               Inventories are comprised of the following:

                                                Dec. 28,       March 30,
                                                 2001            2001
                                              ----------      ----------
                        Raw materials         $  729,432      $  714,634
                        Work in progress         162,096         159,741
                        Finished goods           121,572         116,045
                                              ----------      ----------

                                              $1,013,100      $  990,420
                                              ==========      ==========


               Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of December 28, 2001 was $36,000. At March 30, 2001, the balance of this reserve was $0.

               Inventories at December 28, 2001 and March 30, 2001 are recorded net of this reserve.

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

               Prepaid expenses and other current assets are comprised of the following:

                                           Dec. 28,     March 30,
                                             2001         2001
                                            -------      -------
               Prepaid insurance            $35,909      $18,571
               Prepaid corporate taxes        6,985        3,640
               Other current assets           3,603        8,374
                                            -------      -------
                                            $46,497      $30,585
                                            =======      =======


                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - OTHER CURRENT LIABILITIES:

               Other current liabilities are comprised of the following:

                                                  Dec. 28,      March 30,
                                                    2001          2001
                                                  --------      --------

               Payroll and vacation accruals      $ 26,839      $ 66,448
               Sales commissions                     7,057        10,611
               Other                                46,879        64,364
                                                  --------      --------
                                                  $ 80,775      $141,423
                                                  ========      ========

Note 5 - LOAN PAYABLE:


               On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum.

               The balance remaining at December 28, 2001 was $40,463.

               Aggregate future principal payments are as follows:

               Fiscal Year Ending March:
               2002                               $ 15,173
               2003                                 25,290
                                                 ----------
                                                  $ 40,463
                                                 ==========


               In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

               As of December 28, 2001, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - LOAN PAYABLE (continued):

               At December 28, 2001, the Company reported tangible net worth of $728,997. The ratio of current assets to current liabilities was .92 to 1.

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


Note 6 - NOTES PAYABLE:

               The Company was in arrears to the New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48-month period by the Company issuing notes payable to NYCEDC. The note carried interest at the rate of 8.25% per annum. The Company had repaid this note in full as of June 29, 2001.

Note 7 - NOTES PAYABLE EQUIPMENT:

               The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining on these notes payable at December 28, 2001 amounted to $56,445.

               Aggregate future principal payments are as follows:


               Fiscal year ended March 31,
               2002                                       $ 6,339
               2003                                        25,333
               2004                                        16,978
               2005                                         7,795
                                                        ----------
                                                         $ 56,445
                                                        ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 - COMMITMENTS:

               The Company has with the United Auto Workers of America, Local 259, a collective bargaining multi-employer pension plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Amendments Act of 1980 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $30,188 for the nine months ended December 28, 2001 and $27,218 for the nine months ended December 29, 2000.

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

               As of December 28, 2001, the Company had paid down the arrears to the Union's pension plan and the amount due the health and welfare plan was $81,328.

               The total amount due of $81,328 is reported on the accompanying balance sheet as a current liability.

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

               As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported as a long term liability. The resultant gain of $294,506 was reclassified and accounted for as a charge to opening retained earnings as follows:


                 Opening retained earnings-March 31, 2000                  $(2,221,574)
                 Gain on pension plan settlement                               294,506
                                                                           -----------

                 Adjusted opening retained earnings March 31, 2000          (1,927,068)

                 Net income for the year ended March 30, 2001                   26,826
                                                                           -----------
                 Adjusted retained earnings balance at March 30, 2001       (1,900,242)

                 Net loss for the nine months ended December 28, 2001         (138,369)
                                                                           -----------

                 Balance at December 28, 2001                               (2,038,611)
                                                                           ===========

                                 IEH CORPORATION

                          NOTES TO FINANICAL STATEMENTS
                                   (Unaudited)


Note 9 - CHANGES IN STOCKHOLDERS' EQUITY:

               Retained earnings (deficit) increased by $71,019, which represents the loss for the third fiscal quarter.

               The Company's shareholders voted on September 21, 2001 to change the par value of the Company's common stock from $.50 par value per share to $.01 par value per share.

               As a result of the above change the Company reduced the book value of it's common stock and increased capital in excess of par as follows:

                                              Par Value                          Par Value
                                                $.50             Change            $.01
                                             -----------      -----------       -----------

               Common Stock                  $ 1,151,734      $(1,128,699)      $    23,035
               Capital in excess of par        1,615,874        1,128,699         2,744,573
                                             -----------      -----------       -----------
               Total equity                  $ 2,767,608      $         0       $ 2,767,608
                                             ===========      ===========       ===========



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

               The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 28, 2001 no options had been granted under the plan.

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



            RESULTS OF OPERATIONS

                   The following table sets forth for the periods indicated, the percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                                      Nine Months Ended
                                                                                  --------------------------
                                                                                   Dec. 28,       Dec. 29,
                                                                                     2001           2000
                                                                                  ----------     -----------
                   Operating Revenues (in thousands)                              $    3,221     $     3,462
                                                                                  ----------     -----------

                   Operating Expenses: (as a percentage of operating revenues)
                   Cost of Products Sold                                                76.3%           71.4%
                   Selling, General and Administrative                                  19.0%           18.8%
                   Interest Expense                                                      3.5%            3.4%
                   Depreciation and Amortization                                         5.5%            5.8%
                                                                                    --------        --------

                             Total Costs and Expenses                                  104.3%           99.4%
                                                                                    --------        --------

                   Operating Income (Loss)                                              (4.3%)            .6%

                   Other Income                                                           .3%             --
                                                                                    --------        --------

                   Income (Loss) Before Income Taxes                                    (4.0%)            .6%

                   Income Taxes                                                           .4%             .4%
                                                                                    --------        --------

                   Net Income                                                           (4.4%)            .2%
                                                                                    ========        ========


            COMPARATIVE ANALYSIS-NINE MONTHS

               Operating revenues for the nine months ended December 28, 2001 amounted to $3,220,646 reflecting a 7% decrease versus the comparative nine months operating revenues of $3,461,888. The decrease is a direct result of a slow down of commercial, governmental and military sales.

               Cost of products sold amounted to $2,455,739, for the nine months ended December 28, 2001 or 76.3% of operating revenues. This reflected a decrease of $15,390 or 1% in the cost of products sold of $2,471,129 or 71.4% of operating revenues for the nine months ended December 29, 2000.

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


            COMPARATIVE ANALYSIS -NINE MONTHS (Continued)

               Selling, general and administrative expenses were $612,326 or 19% of revenues for the nine months ended December 28, 2001 as compared to $649,672 or 18.8 % of revenues for the comparable nine month period ended December 29, 2000. This reflected a decrease of $37,346 or 5.7% and reflects a general slow down in the economy.

               Interest expense was $112,322 or 3.5% of revenues for the period ended December 28, 2001 as compared to $119,440 or 3.4 % of revenues in the nine month period ended December 29, 2000. This decrease of $7,118 or 6% reflects the maturing of equipment loans in the current fiscal period, as well a reduction of interest rates in the current nine month period.

               Depreciation and amortization of $176,400 or 5.5% of revenues was reported for the nine month period ended December 28, 2001. This reflects a decrease of 12.4% from the comparable nine month period ended December 29, 2000 of $201,360 or 5.8 % of revenues. The decrease is the result of certain fixed assets becoming fully depreciated during the nine month period ended December 28, 2001, as well as a comparative reduction in the acquisitions of new fixed assets.

               The Company reported a net loss of $138,369 for the nine months ended December 28, 2001, representing basic loss per share of $.06 as compared to a net income of $7,879 or $.003 per common share for the nine months ended December 29, 2000.

            RESULTS OF OPERATIONS

               The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                               Three Months Ended
                                                                          -----------------------------
                                                                           Dec. 28,          Dec. 29,
                                                                             2001             2000
                                                                          -----------      -----------
            Operating Revenues (in thousands)                             $     1,031      $     1,130
                                                                          -----------      -----------
            Operating Expenses: (as a percentage of operating revenues)
            Cost of Products Sold                                                77.4%            71.8%
            Selling, General and Administrative                                  20.4%            19.6%
            Interest Expense                                                      2.9%             3.7%
            Depreciation and Amortization                                         5.7%             5.9%
                                                                          -----------      -----------
                      Total Costs and Expenses                                  106.4%           101.0%
                                                                          -----------      -----------

            Operating Income (loss)                                              (6.4)%           (1.0)%

            Other Income                                                           --               .1%
                                                                          -----------      -----------

            Income (loss) before Income Taxes                                    (6.4)%            (.9)%

            Income Taxes                                                           .3%              .4%
                                                                          -----------      -----------

            Net Income (loss)                                                    (6.7)%           (1.3)%
                                                                          ===========      ===========

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


            COMPARATIVE ANALYSIS-THREE MONTHS

               Operating revenues for the three months ended December 28, 2001 amounted to $1,031,185 reflecting an 8.7% decrease versus the comparative three months operating revenues of $1,129,783. The decrease is a direct result of slow down in commercial, governmental and military sales.

               Cost of products sold amounted to $798,535 for the three months ended December 28, 2001 or 77.4% of operating revenues. This reflected a decrease of $12,797 or 1.6% of the cost of products sold of $811,332 or 71.8% of operating revenues for the three months ended December 29, 2000.

               Selling, general and administrative expenses were $210,617 or 20.4% of revenues for the three months ended December 28, 2001 compared to $220,451 or 19.6% of revenues for the comparable three month period ended December 29, 2000. This reflected a decrease of 4.5% and reflects a general slow down of the economy.

               Interest expense was $30,125 or 2.9% of revenues for the period ended December 28, 2001 as compared to $41,689 or 3.7 % of revenues in the three month period ended December 29, 2000. This decrease of 27.7% reflects the maturing of equipment loans in the current fiscal period, as well as a reduction of interest rates in the current three month period.

               Depreciation and amortization of $58,800 or 5.7% of revenues was reported for the three month period ended December 28, 2001 . This reflects a decrease of 12.7% from the comparable three month period ended December 29, 2000 of $67,320 or 5.9% of revenues. The decrease is a result of fixed assets being fully depreciated during the three month period ended December 28, 2001, as well as a comparative reduction in acquisitions of new fixed assets.

               The Company reported a net loss of $71,019 for the three months ended December 28, 2001, representing basic loss per common share of $ .03 as compared to a basic loss of $15,209 or $.001 per common share for the three months ended December 29, 2000.


            LIQUIDITY AND CAPITAL RESOURCES

               The Company reported a working capital deficit as of December 28, 2001 of $156,491 as compared to a working capital deficit of $70,828 at March 30, 2001 as restated due to the settlement with the PBGC in regard to the Company's Salaried Pension Plan settlement. The increase of this deficit in working capital of $85,663 was attributable to the following items:


               Net income (loss)                                       38,031
                 (excluding depreciation and amortization)
               Capital expenditures                                   (99,094)
               Other transactions                                     (24,600)

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


            LIQUIDITY AND CAPITAL RESOURCES (continued)

               As a result of the above, the current ratio (current assets to current liabilities) was .92 to 1 as of December 28, 2001 as compared to .96 to 1.0 at March 30, 2001. Current liabilities at December 28, 2001 were $1,917,997 compared to $1,835,816 at March 30, 2001 as restated.

               The Company expended $99,094 in capital expenditures in the nine months ended December 28, 2001, as compared to $169,649 for the nine months ended December 29, 2000. Depreciation and amortization for the nine months ended December 28, 2001 was $176,400, as compared to $201,360 for the comparable nine months ended on December 29, 2000.

               The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2% above the Chase Manhattan Bank's publicly announced rate (4.75%) at December 28, 2001, with a maximum of 12% per annum. The agreement had an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At December 28, 2001 the amount outstanding was $826,860 as compared to $759,937 at March 30, 2001.

               On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% annum. The balance remaining at December 28, 2001 was $40,463.

               Aggregate future principal payments are as follows:

               Fiscal Year Ending March:

               2002                                         $ 15,173
               2003                                           25,290
                                                            --------
                                                            $ 40,463
                                                            ========

               In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

               As of December 28, 2001, the Company had failed to meet one of the financial covenants of the loan agreement namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

               At December 28, 2001, the Company reported tangible net worth of $728,997. The ratio of current assets to current liabilities was .92 to 1.0.

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

               The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $30,188 for the nine months ended December 28, 2001 and $27,218 for the nine months ended December 29, 2000.

               As of December 28, 2001, the company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $81,328. This amount is reported on the accompanying balance sheet as a current liability.

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

               As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported as a long term liability. The resultant gain of $294,506 was reclassified and accounted for as a charge to opening retained earnings as follows:

                  Opening retained earnings-March 31, 2000                  $(2,221,574)
                  Gain on pension plan settlement                               294,506
                                                                            -----------

                  Adjusted opening retained earnings March 31, 2000          (1,927,068)

                  Net income for the year ended March 30, 2001                   26,826
                                                                            -----------
                  Adjusted retained earnings balance at March 30, 2001       (1,900,242)

                  Net loss for the nine months ended December 28, 2001         (138,369)
                                                                            -----------

                  Balance at December 28, 2001                              $(2,038,611)
                                                                            ===========

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


            LIQUIDITY AND CAPITAL RESOURCES (continued)

               The Company's shareholders voted on September 21, 2001 to change the par value of the Company's common stock from $.50 par value per share to $.01 par value per share.

               As a result of the above change the Company reduced the book value of it's common stock and increased capital in excess of par as follows:

                                                 Par Value                          Par Value
                                                   $.50            Change             $.01
                                                -----------      -----------       -----------
                  Common Stock                  $ 1,151,734      $(1,128,699)      $    23,035
                  Capital in excess of par        1,615,874        1,128,699         2,744,573
                                                -----------      -----------       -----------
                  Total equity                  $ 2,767,608      $         0       $ 2,767,608
                                                ===========      ===========       ===========


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

               The aggregate fair market value of shares subject to options granted to a participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 28, 2001 no options had been granted under the plan.

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


                                       IEH CORPORATION
                                       (Registrant)


February 8, 2001                       /s/ Michael Offerman
----------------                       --------------------
                                       Michael Offerman
                                       President

February 8, 2001                       /s/ Robert Knoth
----------------                       ----------------
                                       Robert Knoth
                                       Chief Financial Officer