Form 10KSB
period 2002-03-29
IEH CORPORATION
filed 2002-07-03
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ]  Annual report under Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                    For the fiscal year ended March 29, 2002

[   ]  Transition report under Section 13 or 15(d) of the Securities
       Exchange Act of 1934

             For the transition period from __________ to__________

                          Commission file number 0-5278
                                                 ------

                                 IEH CORPORATION
           ----------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          New York                                           13-5549348
--------------------------------                        -------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


140 58th Street, Suite 8E, Brooklyn, New York                      11220
----------------------------------------------                  ----------
(Address of Principal Executive Offices)                        (Zip Code)


                                 (718) 492-9673
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:


Title of each Class                Name of Each Exchange on Which Registered
       None                                          None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                             ----------------------
                                (Title of Class)

     Indicated by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for past 90 days.

                       Yes   [ X ]                    No  [   ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S- B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                       Yes   [ X ]                    No  [   ]

     The Registrant's revenues for its most recent fiscal year ended March 29, 2002 were $4,338,012.

     On June 26, 2002, the aggregate market value of the voting stock of Registrant held by non- affiliates of Registrant (consisting of Common Stock, $.01 par value) computed by reference to the closing price at which the stock was sold on June 17, 2002 (the date of the last reported transaction) ($0.10) was approximately $103,418.

     On June 26, 2002, there were 2,303,468 shares of Common Stock, $.01 par value, issued and outstanding.

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

For the fiscal year ended March 29, 2002, the Company's principal customers included manufacturers of commercial electronics products, military defense contractors and distributors who service these markets. Sales to the commercial electronics and military defense markets comprised 26% and 73%, respectively, of the Company's net sales for the year ended March 29, 2002. Approximately 1% of the Company's net sales for the year March 29, 2002, were made internationally.

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

Several years ago, the Company designed and developed a form of compliant termination connector, which is named, "COMTAC". This product, which utilizes technology known as "Solderless Pin Technology", does not require the soldering of connector pins, but instead utilizes a spring type locking system in attaching the connector to the printed circuit board. This technology was patented in the United States under patent No. 4,720,268 and assigned to the Company on January 19, 1988. During the fiscal year ended March 29, 2002 sales of the COMTAC connectors accounted for over 12% of the Company's total sales. The Company has sent pre-production units for evaluation to certain customers and potential customers. Although there can be no assurance of future sales, the Company is optimistic that this new technology will lead to an increase in sales.

Commitments

On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC"), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum.

The balance remaining at March 29, 2002 was $25,289.

Aggregate future principal payments are as follows:


Fiscal Year Ending March 31:
2003                                                  $ 25,289
                                              ================

     In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

As of March 29, 2002, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0". The Company reported tangible net worth of $809,357. The ratio of current assets to current liabilities was .99 to1.0.

The Company has applied for additional waivers of this covenant. Neither the UDC or WAMCO XXIV has acted on these requests, nor has WACO declared an event of default. There are no assurances that the Company will receive any additional waivers of this covenant. Should the Company not receive any additional waivers, then it will be deemed to be in default of this loan obligation and the loan plus interest will become due and payable.

The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the "Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $38,384 for the year ended March 29, 2002 and $35,707 for the year ended March 30, 2001.

As of March 29, 2002, the Company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $73,828. The total amount due of $73,828 is reported on the accompanying balance sheet in as follows, $30,000 as a current liability and $43,828 as a long term liability. In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 30 months.

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

The Company and the PBGC have agreed to the terms of a settlement of the matter. The agreement was effective July 2, 2001. Under the agreement, the Company and the PBGC agreed on a total sum of $244,000. The Company has agreed to make payments as follows:


       September 1, 2003 to August 1, 2004       $2,000 per month
       September 1, 2004 to August 1, 2006       $3,000 per month
       September 1, 2006 to August 1, 2007       $4,000 per month

In addition, the Company will make balloon payments of $25,000 each on the following dates:


        January 1, 2004
        May 1, 2004
        May 1, 2005
        January 1, 2006

The Company also granted the PBGC a lien on the Company's machinery and equipment, subject to the preexisting liens in favor of the UDC.

As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported as a long term liability. The resultant gain of $294,506 was reclassified and accounted for as a charge to opening retained earnings as follows:


Opening retained earnings-March 31, 2000                  $ 2,221,574
Gain on pension plan settlement                               294,506
                                                          -----------

Adjusted opening retained earnings March 31, 2000          (1,927,068)

Net income for the year ended March 30, 2001                   26,826
                                                          -----------
Adjusted retained earnings balance at March 30, 2001       (1,900,242)

Net loss for the year ended March 29, 2002                    (58,009)
                                                          -----------

Balance at March 29, 2002                                 $(1,958,251)
                                                          ===========


The market for connectors and interconnection devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors. For example, connectors include: printed circuit, rectangular I/O, circular, planar (IOC) RF coax, IC socket and fiber optic. The Company has been servicing a niche in the market by manufacturing HYPERTAC (TM) connectors and innovative Company-designed printed circuit connectors, such as the COMTAC connectors. Previously, the Company was one of only three licensed manufacturers of the HYPERTAC (TM) design in the United States. In the fiscal year 1996, the Company learned that the other two licensees had merged. Moreover, the Company, based upon advice of counsel, determined that the HYPERTAC technology was no longer protected by a patent, and therefore was in the public domain. As a result, the Company notified the licensor that it would no longer be bound by the terms of its license agreement and the Company ceased making license payments. See Financial Statements and Notes thereto. The Company has received a brief notice from the licensor that it disputed the Company's interpretations and demanded return of certain equipment. No legal proceedings have been instituted by the licensor and the Company has not received any further notices. The Company does not anticipate manufacturing other types of connectors in the immediate future. The Company is continuously experimenting with innovative connection designs, which may cause it to alter its marketing plans in the future if a market should develop for any of its current or future innovative designs.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 94% of the Company's net sales for the years ended March 29, 2002 and March 30, 2001, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

One (1) of the Company's customers accounted for 17% and 19% of the Company's net sales for the years ended March 29, 2002 and March 30, 2001, respectively.

The Company currently employs 16 independent sales representatives to market its products in all regions in the United States. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 29, 2002.

International sales accounted for less than 1% of sales for the years ended March 29, 2002 and March 30, 2001.

Backlog of Orders/Capital Requirements

The backlog of orders for the Company's products amounted to approximately $2,200,000 at March 29, 2002, as compared to $1,500,000 at March 30, 2001. A significant portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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


The Company expended $47,600 and $32,800 for the years ended March 29, 2002 and March 30, 2001, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $47,600 in revenues for the year ended March 29, 2002 and no revenues for the year ended March 30, 2001, respectively, pursuant to customer sponsored research activities.

Employees

The Company presently employs approximately 68 people, three (2) of whom are executive officers; three (2) are engaged in management activities; four (4) provide general and administrative services and approximately 60 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union") which expires on March 31, 2002. The Company believes that it has a good relationship with its employees and the Union.

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

Item 2. Properties

The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:


             Fiscal year ending March:

             2003                            $111,600
             2004                             111,600
             2005                             111,600
             2006                             111,600
             2007                             111,600
             2008                             111,600
             2009                             111,600
             2010                             111,600
             2011                              74,400
                                             --------

                                             $967,200
                                             ========

The terms of the renewal are presently being negotiated by the Company and its landlord, Apple Industrial Development, Corp.

The Company leases approximately 20,400 feet of space, of which it estimates; 6,000 square feet are used as executive, sales and administrative offices, 14,400 square feet are used for its manufacturing and plating.

The rental expense for the year ended March 29, 2002 for this lease was $111,482. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs. See "Legal Proceedings" for certain matters involving the Company's operating facility and offices.

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

The Company determined it was in its best interest to settle the lawsuit. The parties agreed to a settlement, effective as of May, 1997 whereby the Company agreed to a repayment schedule for the amount due payable with interest at 8.25% per year. The monthly installments equalled approximately $5,790 per month. The settlement provided for the entity, following notice and a cure period, of a default judgement by the landlord in the event the Company fails to pay amounts due under the lease and the settlement in a timely fashion. The total amount was paid in full June 2000.

Item 4. Submission of Matters to Vote ofSecurity Holders

No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 29, 2002.

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


                          Year                        High              Low

          Fiscal Year ended March 29, 2002

          1st Quarter                                  $.20              $.11
          2nd Quarter                                   .23               .14
          3rd Quarter                                   .15               .14
          4th Quarter                                   .20               .13

          Fiscal Year ended March 30, 2001 (1)

          1st Quarter                                 .6875             .1562
          2nd Quarter                                  .875             .25
          3rd Quarter                                   .25             .125
          4th Quarter                                 .6875             .1250


          As reported by the OTCBB.

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark- downs or commissions. Such quotations do not necessarily represent actual transactions.

On June 17, 2002 the high price for the Common Stock was $.10 and the low bid was $.10.

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

Approximated Number of Equity Security Holders

The number of record holders of the Company's Common Stock as of June 25, 2002 was approximately 773. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Equity Compensation Plan Information

The Board of Directors unanimously approved adoption of the 2001 Employee Stock Option Plan (the "2001 Plan") to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management and other eligible persons. Under the terms of the proposed 2001 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422 of the Code, or options which do not so qualify ("Non-ISO's"). The 2001 Plan was approved by shareholders at the annual meeting held on September 21, 2002.

No options have been issued under the Plan. The Company has no other equity compensation plan under which equity securities are authorized for issuance and no equity securities have been issued as compensation during the fiscal year ended March 29, 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate," "believe", "estimate", "expect," "objective," and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition.

Accounting Policies

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31st. The year ended March 29, 2002 was comprised of 52 weeks and the year ended March 30, 2001 was comprised of 53 weeks.

Revenue Recognition:

Revenues are recognized at the shipping date of the Company's products.

The Company's policy with respect to customer returns and allowances as well as product warranty is as follows:

The Company will accept a return of defective product within one year from shipment for repair or replacement at the Company's option.

If the product is repairable, the Company at its own cost will repair and return it to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of the product.

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


Concentration of Credit Risk:

The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either March 29, 2002 or March 30, 2001.

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

Net Income Per Share:

Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 29, 2002 and March 30, 2001, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the years ended March 29, 2002 and March 30, 2001.

Reporting Comprehensive Income:

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 29, 2002 and March 30, 2001.

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

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:


                         Relationship to Total Revenues

                                                   March 29,       March 30,
                                                     2002            2001
                                                   --------        --------

Operating Revenues (in thousands)                 $   4,338       $   4,594
                                                   --------        --------

Operating Expenses:
  (as a percentage of Operating Revenues)

          Costs of Products Sold                       73.9%           71.0%
            Selling, General and Administrative        18.7%           19.0%
            Interest Expense                            3.3%            3.4%
            Depreciation and amortization               5.6%            6.0%
                                                   --------        --------

                   TOTAL COSTS AND EXPENSES           101.5%           99.4%
                                                   --------        --------

Operating Income (loss)                                (1.5%)            .6%

Other Income                                             .2              .1%
                                                   --------        --------

Income (loss) before Income Taxes                      (1.3%)            .7%

Income Taxes                                             --             (.1%)
                                                   --------        --------

Net Income (loss)                                      (1.3%)            .6%
                                                   ========        ========



Year End Results: March 29, 2002 vs. March 30, 2001

Operating revenues for the year ended March 29, 2002 amounted to $4,338,012 reflecting a 5.6% decrease versus prior year 2001 revenues of $4,593,840. The decrease in revenues is a direct result of the down turn in the economy.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 94% of the Company's net sales for the fiscal year ended March 29, 2002 and March 30, 2001 respectively were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

For the fiscal year ended March 29, 2002, one of the Company's customers accounted for approximately 17% of total sales. The same customer accounted for approximately 19% of sales in the fiscal year ended March 30, 2001.

The Company currently employs 16 independent sales representatives to market its products in all regions of the United States. These sales representatives accounted for approximately 94% of the Company's sales, with the balance of sales being generated by direct customer contact.

For the fiscal year ended March 29, 2002, the Company's principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and military defense markets comprised 26% and 73% of the Company's net sales for the years ended March 29, 2002 and March 30, 2001 respectively. Approximately 1% of net sales were made to international customers.

Cost of products sold amounted to $3,207,645 for the fiscal year ended March 29, 2002, or 73.9% of operating revenues. This reflected a $53,548 or 1.6% decrease in the cost of products sold from $3,261,193 or 71.0% of operating revenues for the fiscal year ended March 30, 2001. This marginal decrease is due primarily to the reduction in sales.

Selling, general and administrative expenses were $808,935 and $871,844 or 18.7% and 19.0% of operating revenues for the fiscal years ended March 29, 2002 and March 30, 2001, respectively. This category of expense decreased by $62,909 or 7.2% from the prior year. The decrease can be attributed to a reduction in sales commissions.

Interest expense was $143,909 for the fiscal year ended March 29, 2002 or 3.3% of operating revenues. For the fiscal year ended March 30, 2001, interest expense was $154,874 or 3.4% of operating revenues. The decrease of $10,965 or 7.1% reflects less equipment loans entered into during the year ended March 29, 2002.

Year End Results: March 29, 2002 vs. March 30, 2001

Depreciation and amortization of $244,350 or 5.6% of operating revenues was reported for the fiscal year ended March 29, 2002. This reflects a decrease of $31,387 or 11.38% from the prior year ended March 30, 2001 of $275,737 or 6.0% of operating revenues. The decrease is the result of several fixed assets being fully depreciated during the current fiscal year.

The Company reported a net loss of $58,009 for the year ended March 29, 2002 representing basic loss of $.03 per share as compared to a net income of $26,826 or $.012 per share for the year ended March 30, 2001. The net income decrease for the current year can, in part, be attributed to a down turn in the economy.

Liquidity and Capital Resources

The Company reported a working capital deficit of $23,592 as of March 29, 2002 compared to a working capital deficit of $70,828. The increase in working capital of $47,236 was attributable to the following items:


Net income (loss)  (excluding depreciation and amortization)          186,341
Capital expenditures                                                 (153,166)
Other transactions                                                     14,061

As a result of the above, the current ratio (current assets to current liabilities) was .99 to 1 at March 29, 2002 as compared to .96 to 1 at March 30, 2001. Current liabilities at March 29, 2002 were $1,851,735 compared to $1,835,816 at March 30, 2001.

The Company reported $153,166 in capital expenditures in fiscal 2001 and reported depreciation of $209,499 for the year ended March 29, 2002.

The net loss of $58,009 for the year ended March 29, 2002 reduced stockholders' equity to $809,357 as compared to stockholders' equity of $867,366 at March 30, 2001.

The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a maximum of 12% per annum. At March 29, 2002 the amount outstanding with the factor was $676,181 as compared to $759,937 at March 30, 2001.

On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC"), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum. The balance remaining at March 29, 2002 was $25,289.

Aggregate future principal payments are as follows:


Fiscal Year Ending March 31:
2003                                                  $  25,289
                                              =================

     In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan remained in effect.

As of March 29, 2002, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

The Company reported tangible net worth of $809,357. The ratio of current assets to current liabilities was .99 to 1.0.

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

The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $38,384 for the year ended March 29, 2002 and $35,707 for the year ended March 30, 2001.

As of March 29, 2002, the Company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $73,828. This amount is reported in two parts on the accompanying balance sheet as follows, $30,000 as a current liability and $43,828 as a long term liability.

In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement , the projected payment schedule for arrears will satisfy the total debt in 30 months. Additionally, both parties have agreed that current obligatory funding for the Pension Plan will be made on a timely current basis.

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

As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported as a long term liability. The resultant gain of $294,506 was reclassified and accounted for as a charge to opening retained earnings as follows:


Opening retained earnings-March 31, 2000                  $(2,221,574)
Gain on pension plan settlement                               294,506
                                                          -----------

Adjusted opening retained earnings March 31, 2000          (1,927,068)

Net income for the year ended March 30, 2001                   26,826
                                                          -----------
Adjusted retained earnings balance at March 30, 2001       (1,900,242)

Net loss for the year ended March 29, 2002                    (58,009)
                                                          -----------

Balance at March 29, 2002                                 $(1,958,251)
                                                          ===========

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

Exercise prices of non incentive stock options may be less than the fair market value of the Company's common stock.

The aggregate fair market value of shares subject to options granted to a participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 29, 2002 no options had been granted under the plan.

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


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

The executive officers and directors of the Company are as follows:


             Name     Age                           Office

Michael Offerman      61      Chairman of the Board of Directors and President

Robert Knoth          60      Secretary and Treasurer

Murray Sennet         79      Director

Allen Gottlieb        61      Director

Robert Pittman        77      Director



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

Significant Employees

Joan Prideaux joined the Company in July 1995 as national sales manager and also served as a vice president. Ms. Prideaux resigned as an executive officer in January 2002 but continues to serve as national sales manager.

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

The following table sets forth below the summary compensation paid or accrued by the Corporation during the fiscal years ended March 29, 2002, March 30, 2001, and March 31, 2000 for the Corporation's Chief Executive Officer:

                                                                                    Other Annual
Name and Principal Position                   Year           Salary       Bonus     Compensation
                                         ---------------    ---------    --------  ---------------
Michael Offerman, Chief Executive
Officer, President (1)                    March 29, 2002     $ 95,500       --              0
                                          March 30, 2001       91,431       --              0
                                          March 31, 2000       77,788       --              0


     During the years ended March 29, 2002, March 30, 2001 and March 31, 2000, the Corporation provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Corporation of such automobile or automobile allowances. The Corporation is unable to determine without unreasonable effort and expense the specific amount of such benefit, however, the Corporation has concluded that the aggregate amounts of such personal benefit for Mr. Offerman does not exceed $25,000 or 10% of the compensation reported as total salary and bonus reported. Effective January 1, 1995, Mr. Offerman entered into an employment agreement with the Company to increase his salary to $100,000 per annum. Mr. Offerman agreed that, not withstanding the terms of his new employment agreement, he was paid at the rate of $95,500 for fiscal 2002. This agreement expired in fiscal year 2000 and as of March 29, 2002 the Company has not negotiated a new contract with Mr. Offerman.

No other officer of the Corporation received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended March 29, 2002, or March 30, 2001 or March 31, 2000.

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

In addition, to the above referenced monthly payments, the Company will make balloon payments of $25,000 each on the following dates:


      January 1, 2004
      May 1, 2004
      May 1, 2005
      January 1, 2006

The Company will also grant the PBGC a lien on the Company's machinery and equipment, subject to the pre- existing liens in favor of the UDC.

As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported as a long term liability. The resultant gain of $294,506 was reclassified and accounted for as a charge to opening retained earnings as follows:


Opening retained earnings-March 31, 2000                     $  (2,221,574)
Gain on pension plan settlement                                    294,506
                                                            ---------------

Adjusted opening retained earnings March 31, 2000               (1,927,068)

Net income for the year ended March 30, 2001                        26,826
                                                            ---------------
Adjusted retained earnings balance at March 30, 2001            (1,900,242)

Net loss for the Year ended March 29, 2002                         (58,009)
                                                            ---------------

Balance at March 29, 2002                                       (1,958,251)
                                                            ===============

Cash Bonus Plan

In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal years ended March 29, 2002, March 30, 2001, and March 31, 2000.

2001 Employee Stock option Plan

     During the fiscal year ended March 29, 2002 the Board of Directors unanimously approved the adoption of the 2001 Employee Stock Option Plan (the "2001 Plan") to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management and other eligible persons. Under the terms of the proposed 2001 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422 of the Code, or options which do not so qualify ("Non-ISO's"). The 2001 Plan was submitted to, and approved by, the shareholders of the Corporation at the Annual Meeting held on September 21, 2002.

     The 2001 Plan is administered by the Board of Directors. The Board has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Board has full authority to interpret the 2001 Plan and to establish and amend rules and regulations relating thereto.

     An ISO may only be granted to an employee. An optionee must remain an employee through the exercise date. An ISO must terminate within 10 years from the date of grant and the ISO plan must terminate within 10 years from the date that the plan is adopted. Under the 2001 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110% of such fair market value and the option must not be exercisable after the expiration of five years from the date of grant. Exercise prices of Non-ISO options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant, which are designated as ISOs and which become exercisable in any calendar year, shall not exceed $100,000.

     As of March 29, 2002 and June 29, 2002 no options had been awarded under the 2001 Plan.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of June 28, 2002 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns Common Stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 28, 2002, there were 2,303,468 shares of Common Stock issued and outstanding.


                                                       Amount of
                                                       and Nature of
                             Name and Address of       Beneficial       Percentage of Class
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


______________________
     *  Less than 1%.

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

10.7 Form of financing agreement between the Company and Milberg Factors, Inc. [Exhibit C- 1 to the Current Report filed on Form 8-K, dated March 1, 1990].

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


                                              IEH CORPORATION

                                              By: /s/ Michael Offerman
                                                  ---------------------------
                                                  Michael Offerman, President
Dated:     July 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Michael Offerman                                July 1, 2002
----------------------------------
Michael Offerman, Chairman of the
 Board and President

/s/  Robert Knoth                                      July 1, 2002
----------------------------------
Robert Knoth, Secretary and
 Treasurer

/s/   Murray Sennet                                    July 1, 2002
----------------------------------
Murray Sennet, Director


/s/  Robert Pittman                                    July 1, 2002
----------------------------------
Robert Pittman, Director


                                                       July 1, 2002
----------------------------------
Alan Gottlieb, Director

                                 IEH CORPORATION


FINANCIAL STATEMENTS EXHIBIT (ITEM 7)

                                    Contents

                        March 29, 2002 and March 30, 2001



   Page

   Number
   ------

Report of Independent Certified Public Accountant

Financial Statements:

Balance Sheets as of March 29, 2002 and March 30, 2001

Statement of Operations for the twelve months ended March 29, 2002 and March 30, 2001
Statement of Stockholders' Equity as of March 29, 2002 and March 30, 2001

Statement of Cash Flows for the years ended March 29, 2002 and March 30, 2001

Notes to Financial Statements

                Report of Independent Certified Public Accountant
                -------------------------------------------------


Board of Directors
IEH Corporation
140 58th Street
Brooklyn, New York 11220

We have audited the accompanying balance sheets of IEH Corporation as of March 29, 2002 and March 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 29, 2002 and March 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 29, 2002 and March 30, 2001 and the results of its operations and its cash flows for each of the two years ended March 29, 2002 and March 30, 2001 in conformity with generally accepted accounting principles.



                                              /s/ Jerome Rosenberg
                                              -------------------------------
                                              Jerome Rosenberg, CPA, P.C.

Melville, New York
June 17, 2002

                                 IEH CORPORATION

                                 BALANCE SHEETS

                     As of March 29, 2002 and March 30, 2001


                                                                            March 29,             March 30,
                                                                              2002                   2001
                                                                            ----------            ----------

                                       ASSETS
CURRENT ASSETS:
Cash                                                                        $    2,875            $   11,833
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at March 29, 2002 and March 30, 2001                             770,884               732,150
Inventories (Note 2)                                                         1,015,539               990,420
Prepaid expenses and other current assets (Note 3)                              38,845                30,585
                                                                            ----------            ----------

          Total current assets                                               1,828,143             1,764,988
                                                                            ----------            ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,584,695 at March 29, 2002
   and $5,351,591 at March 30, 2001 (Note 4)                                 1,100,731             1,191,915
                                                                            ----------            ----------


OTHER ASSETS:
  Other assets                                                                  44,819                47,075
                                                                            ----------            ----------
                                                                                44,819                47,075
                                                                            ----------            ----------

Total assets                                                                $2,973,693            $3,003,978
                                                                            ==========            ==========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS

                     As of March 29, 2002 and March 30, 2001


                                                                          March 29,          March 30,
                                                                            2002               2001
                                                                         -----------       -----------
                                                                                            (Note 1)
                            LIABILITIES AND STOCKHOLDERS' EQUITY                             Restated
                                                                                            (Note 8)
CURRENT LIABILITIES:
Accounts receivable financing (Note 5)                                   $   676,181       $   759,937
Notes payable, equipment, current portion (Note 8)                            25,332            25,355
Notes payable, current portion (Note 7)                                           --             5,750
Loans payable, current portion (Note 9)                                       25,289            83,130
Accrued corporate income taxes                                                    --             4,912
Union health & welfare, current portion (Note 14)                             30,000            96,000
Accounts payable                                                             950,503           719,309
Other current liabilities (Note 6)                                           144,430           141,423
                                                                         -----------       -----------

          Total current liabilities                                        1,851,735         1,835,816
                                                                         -----------       -----------

LONG-TERM LIABILITIES:
Pension Plan payable (Note 11)                                               244,000           244,000
Notes payable, equipment, less current portion (Note 8)                       24,773            50,107
Union health & welfare, less current portion (Note 14)                        43,828             6,689
                                                                         -----------       -----------
          Total long-term liabilities                                        312,601           300,796
                                                                         -----------       -----------

          Total liabilities                                                2,164,336         2,136,612
                                                                         -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at March 29, 2002
Common stock, $.50 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at March 30, 2001                     23,035         1,151,734
Capital in excess of par value                                             2,744,573         1,615,874
Retained earnings (Deficit)                                               (1,958,251)       (1,900,242)
                                                                         -----------       -----------
          Total stockholders' equity                                         809,357           867,366
                                                                         -----------       -----------

          Total liabilities and stockholders' equity                     $ 2,973,693       $ 3,003,978
                                                                         ===========       ===========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS

              For the Years ended March 29, 2002 and March 30, 2001


                                                           March 29,          March 30,
                                                             2002               2001
                                                          -----------       -----------
REVENUE, net sales (Note 15)                              $ 4,338,012       $ 4,593,840
                                                          -----------       -----------

COSTS AND EXPENSES:

  Cost of products sold                                     3,207,645         3,261,193
  Selling, general and administrative                         808,935           871,844
  Interest expense                                            143,909           154,874
  Depreciation and amortization                               244,350           275,737
                                                          -----------       -----------
                                                            4,404,839         4,563,648
                                                          -----------       -----------


OPERATING INCOME (LOSS)                                       (66,827)           30,192

OTHER INCOME                                                   10,372               734
                                                          -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                             (56,455)           30,926

PROVISION FOR INCOME TAXES                                     (1,554)           (4,100)
                                                          -----------       -----------

NET INCOME (LOSS)                                         $   (58,009)      $    26,826
                                                          ===========       ===========

Basic and Diluted Earnings per common share (Note 1)      $      (.03)      $      .012
                                                          ===========       ===========

Weighted average number of  common shares
  outstanding (in thousands)                                    2,303             2,303
                                                          ===========       ===========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

              For the Years Ended March 29, 2002 and March 30, 2001


                                                                              Capital in        Retained
                                                                              Excess of         Earnings
                                        Common Stock                          Par Value        (Deficit)
                                        ------------------------------       -----------      -----------
                                            Shares           Amount
                                         -----------       -----------
Balances, March 31, 2000                   2,303,468       $ 1,151,734      $ 1,615,874      $(2,221,574)

Gain on pension plan settlements                                                                 294,506
                                         -----------       -----------      -----------      -----------
Adjusted balances at March 31, 2000        2,303,468         1,151,734        1,615,874       (1,927,068)

Net Income: Year ended
March 30, 2001                                26,826
                                         -----------       -----------      -----------      -----------

Balances, March 30, 2001                   2,303,468         1,151,734        1,615,874       (1,900,242)

Reduction in par value of common
stock                                                       (1,128,699)       1,128,699               --

Net income: year ended
March 29, 2002                               (58,009)
                                         -----------       -----------      -----------      -----------

Balances, March 29, 2002                   2,303,468       $    23,035      $ 2,744,573      $(1,958,251)



                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS

                           Increase (Decrease) in Cash
              For the Years Ended March 29, 2002 and March 30, 2001



                                                                               Years Ended
                                                                        March 29,       March 30,
                                                                          2002            2001
                                                                        ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $ (58,009)      $  26,826
                                                                        ---------       ---------

  Adjustments to reconcile net income to net cash used in operating activities

  Depreciation and amortization                                           244,350         275,737

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                              (38,734)         40,484
  (Increase) decrease inventories                                         (25,119)        (14,251)
  (Increase) decrease in prepaid expenses and other current assets         (8,260)        (14,373)
  (Increase) decrease in other assets                                       2,256            (697)

  (Decrease) increase in accounts payable                                 231,194         (60,377)
  (Decrease) increase in other current liabilities                          3,007          47,770
  Increase in accrued corporate income taxes                               (4,912)        (11,108)
  (Decrease) in due to union pension & health & welfare                   (28,861)        (30,000)
                                                                        ---------       ---------

               Total adjustments                                          374,921         233,185
                                                                        ---------       ---------

NET CASH PROVIDED BY (USED) FOR OPERATING ACTIVITIES                      316,912         260,011
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                          (153,166)       (209,499)
                                                                        ---------       ---------

          NET CASH USED IN INVESTING ACTIVITIES                         $(153,166)      $(209,499)
                                                                        ---------       ---------



                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS

                          Increase (Decrease) in Cash
             For the Years Ended March 29, 2002 and March 30, 2001


                                                         March 29,        March 30,
                                                           2002             2001
                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                      $ (31,107)      $ (60,960)
Proceeds from accounts receivable financing                (83,756)         70,162
Principal payments on loan payable                         (57,841)        (51,926)
                                                         ---------       ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (172,704)        (42,724)
                                                         ---------       ---------

INCREASE (DECREASE) IN CASH                                 (8,958)          7,788

CASH, beginning of period                                   11,833           4,045
                                                         ---------       ---------

CASH, end of period                                      $   2,875       $  11,833
                                                         =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the year for:

     Interest                                            $ 134,740       $ 149,273
                                                         =========       =========

     Income Taxes                                        $   4,175       $   4,100
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

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31st. The year ended March 29, 2002 was comprised of 52 weeks and the year ended March 30, 2001 was comprised of 53 weeks.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Concentration of Credit Risk:

The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either March 29, 2002 or March 30, 2001.

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

Net Income Per Share:

The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 29, 2002 and March 30, 2001, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the years ended March 29, 2002 and March 30, 2001.

Reporting Comprehensive Income:

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 29, 2002 and March 30, 2001.

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

Effect of New Accounting Pronouncements:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies are in accordance with SAB No. 101.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - INVENTORIES:

                     Inventories are comprised of the following:


                                         March 29,       March 30,
                                           2002            2001
                                        ----------      ----------

      Raw materials                     $  675,446      $  714,634
      Work in progress                     228,912         159,741
      Finished goods                       111,181         116,045
                                        ----------      ----------

                                        $1,015,539      $  990,420
                                        ==========      ==========

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:


                                             March 29,   March 30,
                                              2002         2001
                                             -------      -------

      Prepaid insurance                      $32,574       $18,571
      Prepaid corporate taxes                  3,925         3,640
      Other current assets                     2,346         8,374
                                             -------       -------
                                             $38,845       $30,585
                                             =======       =======


Note 4 - PROPERTY, PLANT AND EQUIPMENT:

                  Property, plant and equipment are as follows:


                                         March 29,       March 30,
                                           2002            2001
                                        ----------      ----------
      Computers                         $  189,288      $  187,248
      Leasehold improvements               585,831         585,831
      Machinery and equipment            4,175,282       4,050,066
      Tools and dies                     1,580,217       1,554,307
      Furniture and fixture                154,808         154,808
      Transportation equipment                  --          11,246
                                        ----------      ----------
                                         6,685,426       6,543,506

Less:  accumulated
       depreciation and amortization     5,584,695       5,351,591
                                        ----------      ----------

                                        $1,100,731      $1,191,915
                                        ==========      ==========

Note 5 - ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above The Chase Manhattan Bank's publicly announced rate 4.75% at March 29, 2002, with a maximum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories.

Note 6 - OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:


                                         March 29,        March 30,
                                           2002             2001
                                         --------         --------

Payroll and vacation accruals            $ 67,920         $ 66,448
Sales commissions                          14,339           10,611
Other                                      62,171           64,364
                                         --------         --------

                                         $144,430         $141,423
                                         ========         ========

Note 7 - NOTES PAYABLE:

The Company was in arrears in the amount of $236,000 to the Apple Industrial Development Corp. formerly New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period, by the Company issuing notes payable to NYCEDC. The note bore interest at the rate of 8.25% per annum. The Company had repaid this note in full as of June 29, 2001.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 8 - NOTES PAYABLE EQUIPMENT:

The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at March 29, 2002 amounted to $50,105.

               Aggregate future principal payments are as follows:


         Fiscal Year Ending March:
         2003                                        $  25,332
         2004                                           16,978
         2005                                            6,745
         2006                                            1,050
         ----                                       ----------
                                                    $   50,105
                                                    ==========

Note 9 - LOAN PAYABLE:

     On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC"), collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum.

The balance remaining at March 29, 2002 was $25,289.

Aggregate future principal payments are as follows:


      Fiscal Year Ending March 31:
      2003                                          $   25,289
                                                    ==========

In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All the terms and conditions of the loan remained in effect.

As of March 29, 2002, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

The Company reported tangible net worth of $809,357. The ratio of current assets to current liabilities was .99 to 1.0.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 10 - INCOME TAXES:

The components of the deferred tax assets and liabilities are as follows:


                                                         March 29,         March 30,
                                                           2002              2001
                                                        -----------       -----------
Deferred tax assets:

Net operating loss carryforwards                        $ 2,085,929       $ 2,112,755
                                                        -----------       -----------

Gross deferred assets tax assets                          2,085,929         2,112,755

Deferred tax liabilities:

State income taxes                                          (82,397)          (83,557)
                                                        -----------       -----------

Net deferred tax assets before valuation allowance        2,003,532         2,029,198

Valuation allowance                                      (2,003,532)       (2,029,198)
                                                        -----------       -----------

Net deferred tax assets                                 $         0       $         0
                                                        ===========       ===========

At March 31, 2000 , the Company established a 100% valuation allowance for the net deferred tax assets, as management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance amounted to $25,666 for the year ended March 29, 2002.

As of March 29, 2002, the Company has available Federal net operating loss carryforwards (NOL's) totaling approximately $2,085,929 which expire at various times through March 31, 2010, for State and Local purposes, the company has available NOL's approximating $2,019,544 which expire at various times through March 31, 2010.

Utilization of the NOL's may be limited pursuant to Internal Revenue Code
Section 382 should significant changes to the existing ownership of the Company occur.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 10 -            INCOME TAXES: (continued)

A reconciliation of income taxes computed at the Federal statutory rate as compared to income tax expense at the effective income tax is as follows:


                                                 March 29,        March 30,
                                                   2002             2001
                                                ----------       ----------

Federal statutory income tax (benefit) rate       (34.0)%          (34.0) %

State tax benefit, net of Federal liability       (12.2)%          (12.2) %

Net change in valuation allowance                   46.2%            46.2 %

Effective income tax (benefit) rate                ( - )%           ( - ) %


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

In addition, to the above referenced monthly payments, the Company will make balloon payments of $25,000 each on the following dates:


      January 1, 2004
      May 1, 2004
      May 1, 2005
      January 1, 2006

The Company will also grant the PBGC a lien on the Company's machinery and equipment, subject to the pre- existing liens in favor of the UDC.



                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 11 - PENSION PLAN-SALARIED PERSONNEL (continued)

As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported as a long term liability. The resultant gain of $294,506 was reclassified and accounted for as a charge to opening retained earnings as follows:


Opening retained earnings-March 31, 2000                  $(2,221,574)
Gain on pension plan settlement                               294,506
                                                          -----------

Adjusted opening retained earnings March 31, 2000          (1,927,068)

Net income for the year ended March 30, 2001                   26,826
                                                          -----------
Adjusted retained earnings balance at March 30, 2001       (1,900,242)

Net loss for the Year ended March 29, 2002                    (58,009)
                                                          -----------

Balance at March 29, 2002                                  (1,958,251)
                                                          ===========

Note 12 - CHANGES IN STOCKHOLDERS' EQUITY:

Retained earnings (deficit) increased by $58,009, which represents the loss for the year.

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
                              ===========      ===========       ===========


Note 13- 2001 EMPLOYEE STOCK OPTION PLAN:

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


                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 13- 2001 EMPLOYEE STOCK OPTION PLAN (continued)


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

Exercise prices of non incentive stock options may be less than the fair market value of the Company's common stock.

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 29, 2002 no options had been granted under the plan.

Note 14 - COMMITMENTS:

The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:


                    Fiscal year ending March:

                    2003                          $111,600
                    2004                           111,600
                    2005                           111,600
                    2006                           111,600
                    2007                           111,600
                    2008                           111,600
                    2009                           111,600
                    2010                           111,600
                    2011                            74,400
                                                  --------

                                                  $967,200
                                                  ========

The rental expense for the year ended March 29, 2002 for this lease was $
111,482.

The terms of the renewal are presently being negotiated by the Company and its landlord, Apple Industrial Development, Corp.

(See Note 7 - Notes Payable relating to rent arrears agreement)

The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 14 - COMMITMENTS (continued)

Amendments Act of 1990 (The "Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan.

The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $38,384 for the year ended March 29, 2002 and $35,707 for the year ended March 30, 2001.


As of March 29, 2002, the Company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $73,828.

The total amount due of $73,828 is reported on the accompanying balance sheet as follows: $30,000 as a current liability and $43,828 as a long term liability.

In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 30 months.


Note 15 - REVENUES FROM MAJOR CUSTOMERS:

In the fiscal year ended March 29, 2002, approximately 17% of the Company's total revenues were earned from one customer. Total sales to this customer were approximately $730,000. No other customer accounted for over 10% of the Company's sales. Accounts receivable as of March 29, 2002, included a receivable from one customer which amounted to 10% or more of the total accounts receivable.