Form 10KSB/A
period 2002-03-29
IEH CORPORATION
filed 2002-07-29
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                (Amendment No. 1)
(Mark One)

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

Item 7. Financial Statements

See Index to Financial Statements attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 for 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


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


/s/    Michael Offerman                                July 25, 2002
----------------------------------
Michael Offerman, Chairman of the
 Board and President

/s/  Robert Knoth                                      July 25, 2002
----------------------------------
Robert Knoth, Secretary and
 Treasurer

/s/   Murray Sennet                                    July 25, 2002
----------------------------------
Murray Sennet, Director


/s/  Robert Pittman                                    July 25, 2002
----------------------------------
Robert Pittman, Director


                                                       July 25, 2002
----------------------------------
Alan Gottlieb, Director

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
                                         ========         ========

Note 7 - NOTES PAYABLE:

The Company was in arrears in the amount of $236,000 to the Apple Industrial Development Corp. formerly New York City Economic Development Corporation ("NYCEDC") for rent due for its offices and manufacturing facilities. In May 1997, the Company and the NYCEDC negotiated an agreement for the Company to pay off its indebtedness over a 48 month period, by the Company issuing notes payable to NYCEDC. The note bore interest at the rate of 8.25% per annum. The Company had repaid this note in full in April, 2001.

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

The balance remaining at March 29, 2002 was $25,289.

Aggregate future principal payments are as follows:


      Fiscal Year Ending March 31
      2003:                                         $   25,289
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