Form 10QSB
period 2002-06-30
IEH CORPORATION
filed 2002-08-12
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _______________________

                                   FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2002

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

---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [ X ]             No [   ]

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of July 30, 2002.

                                 IEH CORPORATION

                                    CONTENTS




                                                                          Page
                                                                          Number

Part I - FINANCIAL INFORMATION


ITEM 1- FINANICAL STATEMENTS


     Balance Sheet as of June 28, 2002 (Unaudited) and March 29, 2002       3


     Statement of Operations (Unaudited) for the three months ended
          June 28, 2002 and June 29, 2001.                                  5


     Statement of Cash Flows (Unaudited) for the three months ended
          June 28, 2002 and June 29, 2001.
                                                                            6


     Notes to Financial Statements (Unaudited)                              8


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     17


                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 28, 2002 and March 29, 2002


                                                                           June 28,        March 29,
                                                                            2002            2002
                                                                         ----------      ----------
                                                                         (Unaudited)      (Note 1)
                                     ASSETS

CURRENT ASSETS:
Cash                                                                     $    3,839      $    2,875
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at June 28, 2002 and March 29, 2002                           961,247         770,884
Inventories (Note 3)                                                        993,700       1,015,539
Prepaid expenses and other current assets (Note 4)                           35,082          38,845
                                                                         ----------      ----------

          Total current assets                                            1,993,868       1,828,143
                                                                         ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,635,095 at June 28, 2002 and
   $5,584,695 at March 29, 2002                                           1,107,734       1,100,731
                                                                         ----------      ----------

OTHER ASSETS:
  Other assets                                                               44,565          44,819
                                                                         ----------      ----------
                                                                             44,565          44,819
                                                                         ----------      ----------

Total assets                                                             $3,146,167      $2,973,693
                                                                         ==========      ==========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 28, 2002 and March 29, 2002

                                                                                      June 28,              March 29,
                                                                                        2002                  2002
                                                                                     -----------           -----------
                                                                                     (Unaudited)            (Note 1)
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing                                                        $   788,937           $   676,181
Notes payable, equipment, current portion (Note 7)                                        24,134                25,332
Loans payable (Note 6)                                                                    10,116                25,289
Accrued corporate income taxes                                                             4,200                    --
Union pension plan, current portion (Note 9)                                              30,000                30,000
Accounts payable                                                                         998,354               950,503
Other current liabilities (Note 5)                                                       130,969               144,430
                                                                                     -----------           -----------

          Total current liabilities                                                    1,986,710             1,851,735
                                                                                     -----------           -----------

LONG-TERM LIABILITIES:
Pension Plan payable (Note 9)                                                            244,000               244,000
Notes payable, equipment, less current portion (Note 7)                                   19,635                24,773
Union pension plan, less current portion (Note 9)                                         36,328                43,828
                                                                                     -----------           -----------
          Total long-term liabilities                                                    299,963               312,601
                                                                                     -----------           -----------

          Total liabilities                                                            2,286,673             2,164,336
                                                                                     -----------           -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at June 28, 2002 and March 29, 2002
                                                                                          23,035                23,035
Capital in excess of par value                                                         2,744,573             2,744,573
Retained earnings (Deficit)                                                           (1,908,114)           (1,958,251)
                                                                                     -----------           -----------
          Total stockholders' equity                                                     859,494               809,357
                                                                                     -----------           -----------

          Total liabilities and stockholders' equity                                 $ 3,146,167           $ 2,973,693
                                                                                     ===========           ===========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months Ended
                                                        ------------------------------------
                                                         June 28,                  June 29,
                                                           2002                      2001
                                                        ----------                ----------
     REVENUE, net sales                                 $1,211,693                $1,147,345
                                                        ----------                ----------

     COSTS AND EXPENSES

     Cost of products sold                                 874,743                   839,612
     Selling, general and administrative                   197,683                   199,731
     Interest expense                                       34,650                    40,377
     Depreciation and amortization                          50,400                    58,800
                                                        ----------                ----------
                                                         1,157,476                 1,138,520
                                                        ----------                ----------


     OPERATING INCOME                                       54,217                     8,825

     OTHER INCOME                                              120                       162
                                                        ----------                ----------

     INCOME BEFORE INCOME TAXES                             54,337                     8,987
                                                        ----------                ----------

     PROVISION FOR INCOME TAXES                              4,200                     4,200
                                                        ----------                ----------

     NET INCOME                                         $   50,137                $    4,787
                                                        ==========                ==========

     BASIC AND DILUTED EARNINGS PER SHARE               $     .022                $     .002
                                                        ==========                ==========

     WEIGHTED AVERAGE NUMBER OF COMMON SHARES
        OUTSTANDING (in thousands)                           2,303                     2,303
                                                        ==========                ==========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                           ------------------------------
                                                                            June 28,             June 29,
                                                                              2002                 2001
                                                                           ---------            ---------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $  50,137            $   4,787
                                                                           ---------            ---------

     Adjustments to reconcile net income to net cash used in
       operating activities:
     Depreciation and amortization                                            50,400               58,800

     Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                             (190,363)             (49,403)
     (Increase) decrease inventories                                          21,839               10,720
     (Increase) decrease in prepaid expenses and other current assets          3,763                4,217
     (Increase) decrease in other assets                                         254                1,309

     Increase (decrease) in accounts payable                                  47,851               58,486
     Increase (decrease) in other current liabilities                        (13,461)             (59,573)
     Increase (decrease) in accrued corporate income taxes                     4,200                5,116
     Increase (decrease) in due to pension plan                               (7,500)              (7,500)
                                                                           ---------            ---------

               Total adjustments                                             (83,017)              22,172
                                                                           ---------            ---------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        (32,880)              26,959
                                                                           ---------            ---------

     CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of fixed assets                                               (57,403)             (31,675)
                                                                           ---------            ---------

     NET CASH USED IN INVESTING ACTIVITIES                                 $ (57,403)           $ (31,675)
                                                                           =========            =========


                 See accompanying notes to financial statements


                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                                       Three Months Ended
                                                                ---------------------------------
                                                                 June 28,                June 29,
                                                                   2002                    2001
                                                                ---------               ---------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in notes payable - Net                 $  (6,336)              $ (12,089)
     Proceeds from accounts receivable financing                  112,756                  19,855
     Increase (decrease) on loan payable                          (15,173)                (13,462)
                                                                ---------               ---------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           91,247                  (5,696)
                                                                ---------               ---------

     INCREASE (DECREASE) IN CASH                                      964                 (10,412)

     CASH, beginning of period                                      2,875                  11,833
                                                                ---------               ---------

     CASH, end of period                                        $   3,839               $   1,421
                                                                =========               =========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the three months for:

          Interest                                              $  26,348               $  32,554
                                                                =========               =========

          Income Taxes                                          $      --               $   4,200
                                                                =========               =========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-   INTERIM RESULTS AND BASIS OF PRESENTATION

          The accompanying unaudited financial statements as of June 28, 2002 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 28, 2002 and the results of operations and cash flows for the three month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 28, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 29, 2002 has been derived from the audited financial statements at that date.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of IEH Corporation as of March 29, 2002 and notes thereto included in the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission.

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

          Concentration of Credit Risk:

          The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either June 28, 2002 or March 29, 2001.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

          Net Income Per Share:

          The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 28, 2002 and June 29, 2001, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

          There were no long-lived asset impairments recognized by the Company for the three months ended June 28, 2002 and June 29, 2001.

          Reporting Comprehensive Income:

          The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended June 28, 2002 and June 29, 2001.

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

          Effect of New Accounting Pronouncements:

          The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's financial position, results of operations or cash flows.

Note 3 -  INVENTORIES:

          Inventories are comprised of the following:

                                              June 28,         March 29,
                                                2002             2002
                                            -------------    ------------

                  Raw materials                $ 660,910      $ 675,446
                  Work in progress               223,980         228,912
                  Finished goods                 108,810         111,181
                                            -------------    ------------
                                               $ 993,700     $ 1,015,539
                                            =============    ============

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3 -  INVENTORIES: (CONTINUED)

          Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of June 28, 2002 was $12,000. At March 29, 2002, the balance of this reserve was $0.

          Inventories at June 28, 2002 and March 29, 2002 are recorded net of this reserve.


Note 4 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

          Prepaid expenses and other current assets are comprised of the following:

                                                   June 28,        March 29,
                                                     2002            2002
                                                -------------    -------------

                  Prepaid insurance                 $ 16,052         $ 32,574
                  Prepaid corporate taxes              3,925            3,925
                  Other current assets                15,105            2,346
                                                -------------    -------------
                                                    $ 35,082         $ 38,845
                                                =============    =============


Note 5 -  OTHER CURRENT LIABILITIES:

          Other current liabilities are comprised of the following:


                                                   June 28,        March 29,
                                                     2002            2002
                                                  -----------    ------------

         Payroll and vacation accruals              $ 80,469        $ 67,920
         Sales commissions                             9,579          14,339
         Other                                        40,921          62,171
                                                  -----------    ------------

                                                    $130,969        $144,430
                                                  ===========    ============

Note 6 -  LOAN PAYABLE:

          On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum.

                  The balance remaining at June 28, 2002 was $10,116.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 -  LOAN PAYABLE (continued):

          Aggregate future principal payments are as follows:

          Fiscal Year Ending March 31,
          2003                                     $   10,116
                                                   ----------
                                                   $   10,116
                                                   ==========

          In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

          As of June 28, 2002, the Company had failed to meet one of the financial covenants of the loan agreement; namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

          At June 28, 2002, the Company reported tangible net worth of $859,494. The ratio of current assets to current liabilities was 1.0 to 1.0.

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

Note 7 -  NOTES PAYABLE EQUIPMENT:

          The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at June 28, 2002 amounted to $43,769.

          Aggregate future principal payments are as follows:


          Fiscal year ended March 31,
          2003                                       $       18,994
          2004                                               16,979
          2005                                                6,744
          2006                                                1,052
                                                     --------------
                                                     $       43,769
                                                    ==============

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8-   2001 EMPLOYEE STOCK OPTION PLAN:

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

          The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 28, 2002 no options had been granted under the plan.

Note 9 -  COMMITMENTS:

          The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

          The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:

                  Fiscal year ending March 31,

                  2003                              $     83,700
                  2004                                   111,600
                  2005                                   111,600
                  2006                                   111,600
                  2007                                   111,600
                  2008                                   111,600
                  2009                                   111,600
                  2010                                   111,600
                  2011                                    74,400
                                                    ------------

                                                    $    939,300
                                                    ============

          The rental expense for the three months ended June 28, 2002 for this lease was $28,191.

          The terms of the renewal are presently being negotiated by the Company and its landlord Apple Industrial Development Corporation.


                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




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

          The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $11,674 for the three months ended June 28, 2002 and $10,808 for the three months ended June 29, 2001.

          As of March 29, 2002, the Company reported arrears with respect to its contributions to the Union's pension plan. The amount due the pension plan was $66,328.

          The total amount due of $66,328 is reported on the accompanying balance sheet as follows: $30,000 as a current liability and $36,328 as a long term liability.

          In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

          The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 27 months.

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

Note 9 -  COMMITMENTS (continued):


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

Note 10 - CHANGES IN STOCKHOLDERS' EQUITY:

         Retained earnings (deficit) decreased by $50,137, which represents the net income for the three months ended June 28, 2002.

                                 IEH CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

          Statements contained in this report which are not historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices or purchased raw material and parts, domestic economic conditions, and foreign economic conditions. Some or all of the facts are beyond the Company's control.

          The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition.


          CRITICAL ACCOUNTING POLICIES

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

          Concentration of Credit Risk:

          The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either June 28, 2002 or March 29, 2002.

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

          Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 28, 2002 and June 29, 2001, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

          Impairment of Long-Lived Assets:

          SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the three months ended June 28, 2002 and June 29, 2001.

          Reporting Comprehensive Income:

          The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components

          (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended June 28, 2002 and June 29, 2001.

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

          Quarter ended June 30, 2002 compared to Quarter ended June 30, 2001

          RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                                 Three Months Ended
                                                                            ---------------------------
                                                                             June 28,          June 29,
                                                                              2002               2001
                                                                            --------           --------
          Operating Revenues (in thousands)                                 $  1,212           $  1,147
                                                                            --------           --------

          Operating Expenses: (as a percentage of operating revenues)
          Cost of Products Sold                                                 72.2%              73.2%
          Selling, General and Administrative                                   16.3%              17.4%
          Interest Expense                                                       2.9%               3.5%
          Depreciation and Amortization                                          4.2%               5.1%
                                                                            --------           --------
                    Total Costs and Expenses                                    95.6%              99.2%
                                                                            --------           --------

          Operating Income (loss)                                                4.4%                .8%

          Other Income                                                            --                 --

                                                                            --------           --------

          Income (loss) before Income Taxes                                      4.4%                .8%

          Income Taxes                                                            .3%                .3%
                                                                            --------           --------

          Net Income (loss)                                                      4.1%                .5%
                                                                            ========           ========


          COMPARATIVE ANALYSIS

          Operating revenues for the three months ended June 28, 2002 amounted to $1,211,693, reflecting a 6% increase versus the comparative three months operating revenues of $1,147,345. The increase is a direct result of an inprovement in the electronics industry.

          Cost of products sold amounted to $874,743 for the three months ended June 28, 2002 or 72.2% of operating revenues. This reflected an increase of $35,131 or 4% of the cost of products sold of $839,612 for the three months ended June 29, 2001. The increase represents the additional cost necessary to support the increase in sales.

          Selling, general and administrative expenses for the three months ended June 28, 2002 were $197,683 or 16.3% of revenues compared to $199,731 or 17.4% of revenues for the comparable three-month period ended June 29, 2001. This reflected a decrease of $2,048 and reflects a reduction in travel as well as a reduction in legal fees.

          Interest expense was $34,650 or 2.9% of revenues for the period ended June 28, 2002 as compared to $40,377 or 3.5% of revenues in the three-month period ended June 29, 2001.

          Depreciation and amortization of $50,400 or 4.2% of revenues was reported for the three-month period ended June 28, 2002. This reflects a decrease of $8,400 or 14% from the comparable three-month period ended June 29, 2001 of $58,800 or 5.1% of revenues. The decrease is a result of some fixed assets becoming fully depreciated and a leveling off on new acquisitions.

          The Company reported net income of $50,137 for the three months ended June 28, 2002, representing basic earnings per common share of $.022 as compared to basic income of $4,787 or $.002 per common share for the three months ended June 29, 2001.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company reported working capital as of June 28, 2002 of $7,158 as compared to a working capital deficit of $23,592 at March 29, 2002. The increase in working capital of $30,750 was attributable to the following items:


          Net income (loss)
           (excluding depreciation and amortization)     $ 50,137
          Capital expenditures                            (57,403)
          Other transactions                               38,016
                                                         --------
                                                         $ 30,750
                                                         ========


          As a result of the above, the current ratio (current assets to current liabilities) was 1.0 to 1.0 as of June 28, 2002 as compared to .95 to
          1.0 at March 29, 2002. Current liabilities at June 28, 2002 were $1,986,710 compared to $1,851,735 at March 29, 2002.

          The Company expended $57,403 in capital expenditures in the three months ended June 28, 2002. Depreciation and amortization for the three months ended June 28, 2002 was $50,400.

          The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2% above the Chase Manhattan Bank's publicly announced rate at June 28, 2002, with a maximum of 12% per annum. The agreement had an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At June 28, 2002 the amount outstanding was $788,937 as compared to $676,181 at March 29, 2002.

          On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan is payable over ten years, with interest rates progressively increasing from 4% to 8% per annum. The balance remaining at June 28, 2002 was $10,116.

          Aggregate future principal payments are as follows:

               Fiscal Year Ending March 31,

               2003                              $  10,116
                                                 ----------
                                                 $  10,116
                                                 ==========

          In April 1997, the Company was informed by the UDC that the loan was sold and conveyed to WAMCO XXIV, Ltd. All of the terms and conditions of the loan remained in effect.

          As of June 28, 2002, the Company had failed to meet one of the financial covenants of the loan agreement namely that the "Company shall be obligated to maintain a tangible net worth of not less than $1,300,000 and the Company shall be obligated to maintain a ratio of current assets to current liabilities of 1.1 to 1.0.

          At June 28, 2002, the Company reported tangible net worth of $859,494. The ratio of current assets to current liabilities was 1.0 to 1.0.

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

          The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $11,674 for the three months ended June 28, 2002 and $10,808 for the three months ended June 29, 2001.

          As of June 28, 2002, the Company reported arrears with respect to its contributions to the Union's pension plan. The amount due the pension plan was $66,328.

          The total amount due of $66,328 is reported on the accompanying balance sheet as follows: $30,000 as a current liability and $36,328 as a long term liability.

          In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

          The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 27 months.

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


Item 6.    Exhibits and Reports on Form 8-K

         (a) Exhibits

          99.1 Certification Pursuant to Section 906 of the Sarbines-Oxley Act of 2002.

         (b) Reports on Form 8-K during Quarter

         None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IEH CORPORATION
                                            (Registrant)


August 7, 2002                              /s/ Michael Offerman
                                            ----------------------
                                            Michael Offerman
                                            President



August 7, 2002                              /s/ Robert Knoth
                                            ----------------------
                                            Robert Knoth
                                            Chief Financial Officer