Form 10QSB
period 2002-09-27
IEH CORPORATION
filed 2002-11-08
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    --------------------
Commission File No. O-5258

            IEH CORPORATION
(Exact name of registrant as specified in its charter)

      New York                                          1365549348
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

                  Yes[X]                          No[ ]

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 27, 2002.


                                 IEH CORPORATION

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements


         Item 2  - Management's Discussion and Analysis
                   Of Financial Condition and Results of Operations

         Item 3 - Controls and Procedures



PART II

         Item 1 - Legal Proceedings

         Item 2 - Changes in Securities and Use of Proceeds

         Item 3 - Defaults Upon Senior Securities

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 5 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K


                                 IEH CORPORATION

                          PART 1 FINANCIAL INFORMATION

                                 BALANCE SHEETS
                   As of September 27, 2002 and March 29, 2002


                                                                      Sept. 27,       March 29,
                                                                        2002           2002
                                                                     -----------     --------
                                                                    (Unaudited)      (Note 1)

                                     ASSETS

     CURRENT ASSETS:
Cash                                                                 $    6,423      $    2,875
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at September 27, 2002 and March 29, 2002                  807,078         770,884
Inventories (Note 3)                                                  1,036,673       1,015,539
Prepaid expenses and other current assets (Note 4)                       13,615          38,845
                                                                     ----------      ----------
          Total current assets                                        1,863,789       1,828,143
                                                                     ----------      ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,685,495 at September 27,
   2002 and $5,351,591 at March 29, 2002                              1,116,364       1,100,731
                                                                     ----------      ----------


OTHER ASSETS:
  Other assets                                                           44,248          44,819
                                                                     ----------      ----------
                                                                         44,248          44,819
                                                                     ----------      ----------

Total assets                                                         $3,024,401      $2,973,693
                                                                     ==========      ==========



                 See accompanying notes to financial statements




                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 27, 2002 and March 29, 2002


                                                                                    Sept 27,         March 29,
                                                                                      2002             2002
                                                                                   (Unaudited)       (Note 1)
                                                                                   -----------       --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing (Note 8)                                          $   677,187       $   676,181
Notes payable, equipment, current portion (Note 7)                                   22,505            25,332
Accrued corporate income taxes                                                        8,030                --
Loans payable (Note 6)                                                                   --            25,289
Pension plan payable, current portion (Note 10)                                       2,000                --
Union health & welfare, current portion                                              30,000            30,000
Accounts payable                                                                  1,004,620           950,503
Other current liabilities (Note 5)                                                  130,660           144,430
                                                                                ------------       -----------
         Total current liabilities                                               1,875,002          1,851,735

LONG-TERM LIABILITIES:
Pension plan payable, less current portion (Note 10)                                242,000           244,000
Notes payable, equipment, less current portion (Note 7)                              14,973            24,773
Union health & welfare, less current portion (Note 10)                               28,828            43,828
                                                                                -----------       -----------
          Total long-term liabilities                                               285,801           312,601
                                                                                -----------       -----------

          Total liabilities                                                       2,160,803         2,164,336
                                                                                -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at September 27, 2002 and March 29, 2002
                                                                                     23,035            23,035
Capital in excess of par value                                                    2,744,573         2,744,573
Retained earnings (Deficit)                                                      (1,904,010)       (1,958,251)
                                                                                -----------       -----------
          Total stockholders' equity                                                863,598           809,357
                                                                                -----------       -----------
          Total liabilities and stockholders' equity                            $ 3,024,401       $ 2,973,693
                                                                                ===========       ===========

                                       4

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Six Months Ended            Three Months Ended
                                                        ----------------            ------------------
                                                       Sept. 27,    Sept. 28,     Sept. 27,       Sept. 28,
                                                         2002         2001          2002            2001
                                                         ----         ----          ----            ----

REVENUE, net sales                                  $ 2,386,488    $ 2,189,461    $ 1,174,795    $ 1,042,116
                                                    -----------    -----------    -----------    -----------

COSTS AND EXPENSES

Cost of products sold                                 1,749,429      1,657,204        874,686        817,594
Selling, general and administrative                     407,523        401,709        209,840        201,976
Interest expense                                         66,275         82,197         31,625         41,820
Depreciation and amortization                           100,800        117,600         50,400         58,800
                                                      2,324,027      2,258,710      1,166,551      1,120,190
                                                    -----------    -----------    -----------    -----------


OPERATING INCOME (LOSS)                                  62,461        (69,249)         8,244        (78,074)

OTHER INCOME                                                179         10,299             59         10,137
                                                    -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES
                                                         62,640        (58,950)         8,303        (67,937)

PROVISION FOR INCOME TAXES                                8,400          8,400          4,200          4,200
                                                    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                   $    54,240    $   (67,350)   $     4,103    $   (72,137)
                                                    ===========    ===========    ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
                                                    $      .024    $     (.029)   $      .002    $     (.031)
                                                    ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (in thousands)                                2,303          2,303          2,303          2,303
                                                    ===========    ===========    ===========    ===========



                 See accompanying notes to financial statements




                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
       For the Six Months Ended September 27, 2002 and September 28, 2001
                                   (Unaudited)



                                                                                 Sept. 27,            Sept. 28
                                                                                   2002                 2001
                                                                                   ----                 ----


     CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $  54,240            $ (67,350)
                                                                                ---------            ---------

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                     100,800              117,600

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                                        (36,194)            (139,003)
(Increase) decrease inventories                                                   (21,134)             (38,980)
(Increase) decrease in prepaid expenses and other current assets                   25,230               10,674
(Increase) decrease in other assets                                                   571                1,579

Increase (decrease) in accounts payable                                            54,118              131,978
Increase (decrease) in other current liabilities                                  (13,770)             (47,424)
Increase (decrease) in accrued corporate income taxes                               8,030                7,919
Increase (decrease) in due to union health & welfare                              (15,000)             (16,361)
                                                                                ---------            ----------

          Total adjustments                                                       102,651               27,982
                                                                                ---------            ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  156,891              (39,368)
                                                                                ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                                      (116,433)             (60,376)
                                                                                ---------            ---------

NET CASH USED IN INVESTING ACTIVITIES                                           $(116,433)           $ (60,376)
                                                                                =========            =========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
      For the Three Months Ended September 27, 2002 and September 28, 2001
                                   (Unaudited)



                                                                                 Sept.27,     Sept.28,
                                                                                  2002          2001
                                                                                  ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in notes payable                                            $ (12,627)   $ (18,428)
Proceeds from accounts receivable financing                                         1,006      137,546
Increase (decrease) in loans payable                                              (25,289)     (27,494)
                                                                                ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (36,910)      91,624
                                                                                ---------    ---------

INCREASE (DECREASE) IN CASH                                                         3,548       (8,120)

CASH, beginning of period                                                           2,875       11,833
                                                                                ---------    ---------

CASH, end of period                                                             $   6,423    $   3,713
                                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the three months for:

     Interest                                                                   $  58,511    $  62,754
                                                                                =========    =========

     Income Taxes                                                               $     370    $      --
                                                                                =========    =========




                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-   INTERIM RESULTS AND BASIS OF PRESENTATION

          The accompanying unaudited financial statements as of September 27, 2002 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 27, 2002 and the results of operations and cash flows for the three month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 27, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 29, 2002 has been derived from the audited financial statements at that date.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

          Accounting Period:

          The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31st. For the year ended March 28, 2003, the year is comprised of 52 weeks. The year ended March 29, 2002 was comprised of 52 weeks.

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

          Concentration of Credit Risk:

          The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either September 27, 2002 or March 29, 2002.

          Property, Plant and Equipment:

          Property, plant and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the Modified Accelerated Cost Recovery System (MACRS) method over the estimated useful lives (5-7 years) of the related assets.

          Maintenance and repair expenditures are charged to operations, and renewals and betterments are capitalized. Items of property, plant and equipment which are sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation or amortization account. Any gain or loss thereon is either credited or charged to operations. 9

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


          Income Taxes:

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

          Net Income Per Share:

          The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended September 27, 2002 and September 28, 2001, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

          Impairment of Long-Lived Assets:

          SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the three months ended September 27, 2002 and September 28, 2001.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

          Reporting Comprehensive Income:

          The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended September 27, 2002 and September 28, 2001.

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

Note 3 -  INVENTORIES:

          Inventories are comprised of the following:

                                         Sept. 27      March 29,
                                           2002          2002
                                           ----          ----

                  Raw materials        $  689,491   $  675,446
                  Work in progress        233,666      228,912
                  Finished goods          113,516      111,181
                                       ----------   ----------
                                       $1,036,673   $1,015,539
                                       ==========   ==========

          Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of September 27, 2002 was $24,000. At March 29, 2002, the balance of this reserve was $0.

          Inventories at September 27, 2002 and March 29, 2002 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

          Prepaid expenses and other current assets are comprised of the following:

                                                  Sept. 27,          March 29,
                                                    2002               2002
                                                    ----               ----
                  Prepaid insurance                $ 8,843           $ 32,574
                  Prepaid corporate taxes            3,925              3,925
                  Other current assets                 847              2,346
                                                  --------           --------
                                                  $ 13,615           $ 38,845
                                                  ========           ========


Note 5 -          OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:


                                                        Sept. 27,      March 29,
                                                          2002           2002
                                                          ----           ----

                  Payroll and vacation accruals         $ 67,267       $ 67,920
                  Sales commissions                       11,921         14,339
                  Other                                   51,472         62,171
                                                        --------       --------
                                                        $130,660       $144,430
                                                        ========       ========

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

          The loan was paid in full by September 27, 2002.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 -  NOTES PAYABLE EQUIPMENT:

          The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at September 27, 2002 amounted to $37,478.

                  Aggregate future principal payments are as follows:


                  Fiscal year ended March 31,
                  2003                                  $12,677
                  2004                                   16,979
                  2005                                    6,855
                  2006                                      967
                                                        --------
                                                        $37,478
                                                        ========


Note 8-   ACCOUNTS RECEIVABLE FINANCING:

          The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above The Chase Manhattan Bank's publicly announced rate with a maximum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories.


Note 9-   2001 EMPLOYEE STOCK OPTION PLAN:

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

          Under this plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. 13

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9-   2001 EMPLOYEE STOCK OPTION PLAN: (CONTINUED)

          Exercise prices of non incentive stock options may be less than the fair market value of the Company's common stock..

          The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 27, 2002 no options had been granted under the plan.

Note 10 - COMMITMENTS:

          The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

          The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:

                  Fiscal year ending March 31,

                  2003                           $ 55,800
                  2004                            111,600
                  2005                            111,600
                  2006                            111,600
                  2007                            111,600
                  Thereafter                      409,200
                                                 ----------
                                                 $911,400
                                                 ==========

          The rental expense for the three months ended September 27, 2002 for this lease was $28,191.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10 - COMMITMENTS (continued):

          The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $9,968 for the three months ended September 27, 2002 and $8,822 for the three months ended September 28, 2001.

          As of September 27, 2002, the Company reported arrears with respect to its contributions to the Union's Health and Welfare plan. The amount due the Health and Welfare plan was $58,828.

          The total amount due of $58,828 is reported on the accompanying balance sheet as follows: $30,000 as a current liability and $28,828 as a long term liability.

          In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

          The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 24 months.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10 - COMMITMENTS (continued):

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

          As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported on the accompanying balance sheet as follows: $2,000 as a current liability and $242,000 as a long term liability.


Note 11 - CHANGES IN STOCKHOLDERS' EQUITY:

          Retained earnings (deficit) decreased by $54,240, which represents the net income for the six months ended September 27, 2002.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this report which are not historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income , and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

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

         CRITICAL ACCOUNTING POLICIES (CONTINUED)

          Concentration of Credit Risk:

          The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either September 27, 2002 or March 29, 2002.

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

          Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended September 27, 2002 and September 28, 2001, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

          Impairment of Long-Lived Assets:

          SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the three months ended September 27, 2002 and September 28, 2001.

          Reporting Comprehensive Income:

          The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended September 27, 2002 and September 28, 2001.

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

          RESULTS OF OPERATIONS

          For the six months ended September 27, 2002 compared to the six months ended September 28, 2001

          The following table sets forth for the periods indicated, the percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                                   Six Months Ended
                                                                                   ----------------

                                                                                Sept. 27,      Sept. 28,
                                                                                  2002            2001
                                                                                  ----            ----

          Operating Revenues (in thousands)                                     $ 2,386         $ 2,189
                                                                                -------         -------

          Operating Expenses: (as a percentage of operating revenues)
          Cost of Products Sold                                                   73.31%          75.69%
          Selling, General and Administrative                                     17.08%          18.35%
          Interest Expense                                                         2.78%           3.75%
          Depreciation and Amortization                                            4.21%           5.37%
                                                                                -------         -------
                    Total Costs and Expenses                                      97.38%         103.16%
                                                                                -------         -------
          Operating Income (Loss)                                                  2.62%          (3.16%)

          Other Income                                                              .00%            .47%
                                                                                -------         -------
          Income (Loss) Before Income Taxes                                        2.62%          (2.69%)

          Income Taxes                                                              .35%            .38%
                                                                                -------         -------
          Net Income                                                               2.27%          (3.07%)
                                                                                =======         =======

          COMPARATIVE ANALYSIS-SIX MONTHS

          Operating revenues for the six months ended September 27, 2002 amounted to $2,386,488 reflecting a 9.0 % increase versus the comparative six months ending September 28, 2001 operating revenues of $2,189,461. The increase is a direct result of an increase in commercial, governmental and military orders.

          Cost of products sold amounted to $1,749,429, for the six months ended September 27, 2002 or 73.31% of operating revenues. This reflected an increase of $92,225 or 5.6% in the cost of products sold of $1,657,204 for the six months ended September 28, 2001. The increase represents the additional costs necessary to support the increase in sales.

          Selling, general and administrative expenses were $407,523 or 17.08% of revenues for the period ended September 27, 2002 as compared to $401,709 or 18.35% of revenues for the comparable six month period ended September 28, 2001. This reflected an increase of 1.4% and reflects a slight increase in storage rental and travel expense.

          Interest expense was $66,275 or 2.78% of revenues for the period ended September 27, 2002 as compared to $82,197 or 3.75% of revenues in the six month period ended September 28, 2001. This decrease of 19.4% reflects total repayment of the Company's loans payable.

          Depreciation and amortization of $100,800 or 4.21% of revenues was reported for the six month period ended September 27, 2002. This reflects a decrease of 14.29% from the comparable six month period ended September 28, 2001 of $117,600 or 5.37% of revenues. The decrease is the result of some fixed assets becoming fully depreciated during the six month period ended September 27, 2002.

          The Company reported net income of $54,240 for the six months ended September 27, 2002, representing basic earnings per share of $.024 as compared to a net loss of $67,350 or $.029 per common share for the six months ended September 28, 2001.

          For the three months ended September 27, 2002 compared to the three months ended September 28, 2001:

          The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                              Sept. 27,       Sept.  28,
                                                                                2002             2001
                                                                                ----             ----

          Operating Revenues (in thousands)                                   $   1,175      $    1,042
                                                                              ---------       ---------

          Operating Expenses: (as a percentage of operating revenues)
          Cost of Products Sold                                                   74.45%          78.45%
          Selling, General and Administrative                                     17.81%          19.33%
          Interest Expense                                                         2.69%           4.01%
          Depreciation and Amortization                                            4.29%           5.64%
                                                                              ---------       ---------
                    Total Costs and Expenses                                      99.24%         107.43%
                                                                              ---------       ---------

          Operating Income (loss)                                                   .76%          (7.43%)

          Other Income                                                               .0%            .97%
                                                                              ---------       ---------

          Income (loss) before Income Taxes                                         .76%          (6.46%)

          Income Taxes                                                              .36%            .30%
                                                                              ---------       ---------

          Net Income (loss)                                                         .40%          (6.76%)
                                                                              =========       =========


          Operating revenues for the three months ended September 27, 2002 amounted to $1,174,795, reflecting a 12.73% increase versus the comparative three months ended September 28, 2001 operating revenues of $1,042,116. The increase is a direct result of an increase in commercial, governmental and military orders during the quarter ended September 27, 2002.

          Cost of products sold amounted to $874,686 for the three months ended September 27, 2002 or 74.45% of operating revenues. This reflected an increase of $57,092 or 6.98% of the cost of products sold of $817,594 for the three months ended September 28, 2001. The increase represents the additional cost necessary to support the increase in sales.

          Selling, general and administrative expenses for the three months ended September 27, 2002 were $209,840 or 17.81% of revenues compared to $201,976 or 19.33% of revenues for the comparable three-month period ended September 28, 2001. This reflected an increase of $7,864 or 3.89% and reflects slight increases in administrative and travel expenses.

          Interest expense was $31,625 or 2.69% of revenues for the period ended September 27, 2002 as compared to $41,820 or 4.01% of revenues in the three-month period ended September 28, 2001. The decrease in interest is associated with the Company's full repayment of its loans payable.

          Depreciation and amortization of $50,400 or 4.29% of revenues was reported for the three-month period ended September 27, 2002. This reflects a decrease of $8,400 or 14.28% from the comparable three-month period ended September 28, 2001 of $58,800 or 5.64% of revenues. The decrease is a result of some fixed assets becoming fully depreciated and a leveling off on new acquisitions.

          The Company reported net income of $4,103 for the three months ended September 27, 2002, representing basic earnings per common share of $.002 as compared to basic loss of $72,137 or $(.031) per common share for the three months ended September 28, 2001.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company reported working capital deficit as of September 27, 2002 of $11,213 as compared to a working capital deficit of $23,592 at March 29, 2002. The increase in working capital of $12,379 was attributable to the following items:

                  Net income (loss)
                    (excluding depreciation and amortization)     $ 54,240
                  Capital expenditures                            (116,433)
                  Other transactions                                74,572
                                                                  --------
                                                                  $ 12,379
                                                                  ========

          As a result of the above, the current ratio (current assets to current liabilities) was .99 to 1.0 as of September 27, 2002 as compared to .95 to 1.0 at March 29, 2002. Current liabilities at September 27, 2002 were $1,875,002 compared to $1,851,735 at March 29, 2002.

          The Company expended $116,433 in capital expenditures in the six months ended September 27, 2002. Depreciation and amortization for the six months ended September 27, 2002 was $100,800.

          The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2% above the Chase Manhattan Bank's publicly announced rate at September 27, 2002, with a maximum of 12% per annum.

          The agreement had an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At September 27, 2002 the amount outstanding was $677,187 as compared to $676,181 at March 29, 2002.

          On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan was payable over ten years, with interest rates progressively increasing from 4% to 8% per annum. This loan has been fully repaid as of September 27, 2002.

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

          The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $9,968 for the three months ended September 27, 2002 and $8,822 for the three months ended September 28, 2001.

          As of September 27, 2002, the Company reported arrears with respect to its contributions to the Union's Health & Welfare plan. The amount due the Health & Welfare plan was $58,828.

          The total amount due of $58,828 is reported on the accompanying balance sheet as follows: $30,000 as a current liability and $28,828 as a long term liability.

          In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

          The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 24 months.

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

          As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported on the accompanying balance sheet as follows: $2,000 as a current liability and the balance of $242,000 as a long term liability.

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

          The Company does not view the effects of inflation to have a material effect upon its business. Increases n costs of raw materials and labor costs have been offset by increases in the price of the Company's products, as well as reductions in costs of production, reflecting management's efforts in this area.

          While the Company has in the past increased its prices to customers, it has maintained its relative competitive price position. However, significant decreases in government, military subcontractor spending has provided excess production capacity in the industry which has tightened pricing margins.


Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls

          There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II   OTHER INFORMNATION


Item 1.   Legal Proceedings

          The Company is involved in no legal proceedings which would have a material effect upon the Company or its financial condition.


Item 2.   Changes in Securities and Use of Proceeds.

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to Vote of Securityholders

          On October 4, 2002, the Company held its Annual meeting of shareholders. The sole matter presented before the meeting was the election of two directors. The following persons, who received the votes set forth opposite their names, were duly elected Directors to serve until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and shall have qualified, each having received at least a plurality of the votes cast:

                                Votes Cast              Votes Cast Against
                               For Nominees                  Nominees

Michael Offerman                 1,775,895                   270,312
                                 ---------                   -------


Murray Sennet                    1,776,019                   270,188
                                 ---------                   -------


Of the shares present at the meeting and entitled to vote, no more than 13.2% withheld authority to vote


Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
(a)       Exhibits

               99.1 Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Reports on Form 8-K during Quarter

                  None
                                       26

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of November, 2002.

                                IEH CORPORATION


                                By: /s/ Michael Offerman
                                  ----------------------------------------------
                                   Michael Offerman, President


                                By: /s/ Robert Knoth
                                   ---------------------------------------------
                                   Robert Knoth, Chief Financial Officer

CERTIFICATION
-------------

I, Michael J. Offerman, certify that:

1. I have reviewed this quarterly report on Form lO-QSB of IEH Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this [quarterly/ annual] report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and

6. The registrant?s other certifying officers and I have indicated in this [quarterly/annual] report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002

                                            /s/ Michael J. Offerman
                                            ---------------------------------
                                            Michael J. Offerman
                                            President

CERTIFICATION
-------------

I, Robert Knoth, certify that:

1. I have reviewed this quarterly report on Form lO-QSB of IEH Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and

6. The registrant?s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November  7, 2002

                                            /s/ Robert Knoth
                                            -----------------
                                            Robert Knoth
                                            Chief Financial Officer

Exhibit 99.1


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of IEH CORPORATION (the Company) on Form 10-QSB for the period ending September 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned, being , Michael Offerman, President of the Company, and Robert Knoth, Chief Financial Officer of the Company, respectfully, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated as of November 7, 2002


/s/ Michael Offerman                        /s/ Robert Knoth
-----------------------                     --------------------------
Michael Offerman                            Robert Knoth
President                                   Chief Financial Officer