Form 10QSB
period 2003-02-11
IEH CORPORATION
filed 2003-02-11
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _______________________

                                   FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2002

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

____________________________________________
Former name, former address and former fiscal year, if changed since last report.

     Checkwhether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes X                                                No

     2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 27, 2002.


                                 IEH CORPORATION

                                TABLE OF CONTENTS


                                                                                                                             Page
                                                                                                                            Number
PART 1           FINANCIAL INFORMATION


Item 1.          FINANICAL STATEMENTS

                 Balance Sheets as of December 27, 2002 (Unaudited) and March 29, 2002                                         2

                 Statement of Operations (Unaudited) for the three and nine months ended December 27, 2002 and
                 December 28, 2001                                                                                             4

                 Statement of Cash Flows (Unaudited) for the nine months ended
                 December 27, 2002 and December 28, 2001                                                                       5

                 Notes to Financial Statements (Unaudited)                                                                     7

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                              16

Item 3.          Controls and Procedures

PART II          OTHER INFORMATION


Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 3.           Default Upon Senior Securities

Item. 4           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K



                                 IEH CORPORATION
                                 BALANCE SHEETS
                   As of December 27, 2002 and March 29, 2002

                                                                                              Dec.27,              March 29,
                                                                                                2002                 2002
                                                                                          -----------------     ----------------
                                                                                          (Unaudited)              (Note 1)

                                                      ASSETS

   CURRENT ASSETS:
   Cash                                                                                   $         3,975       $       2,875
   Accounts receivable, less allowance for doubtful accounts
      of $10,062 at December 27, 2002 and March 29, 2002                                           852,489              770,884
   Inventories (Note 3)                                                                          1,059,400            1,015,539
   Prepaid expenses and other current assets (Note 4)                                               43,858               38,845
                                                                                          -----------------     ----------------
                                                                                          -----------------     ----------------

             Total current assets                                                                1,959,722            1,828,143
                                                                                          -----------------     ----------------
                                                                                          -----------------     ----------------


   PROPERTY, PLANT AND EQUIPMENT, less accumulated
      depreciation and amortization of $5,735,895 at December 27,
      2002 and $5,584,695 at March 29, 2002                                                      1,109,617            1,100,731
                                                                                          -----------------     ----------------
                                                                                          -----------------     ----------------
                                                                                                 1,109,617            1,100,731
                                                                                          -----------------     ----------------
                                                                                          -----------------     ----------------

   OTHER ASSETS:
     Other assets                                                                                   43,631               44,819
                                                                                          -----------------     ----------------
                                                                                          -----------------     ----------------
                                                                                                    43,631               44,819
                                                                                          -----------------     ----------------
                                                                                          -----------------     ----------------

   Total assets                                                                                $ 3,112,970          $ 2,973,693
                                                                                          =================     ================






                 See accompanying notes to financial statements
                                       -2-


                                 IEH CORPORATION
                                 BALANCE SHEETS
                   As of December 27, 2002 and March 29, 2002

                                                                                                Dec. 27,              March 29,
                                                                                                  2002                  2002
                                                                                           -------------------    ------------------
                                                                                              (Unaudited)             (Note 1)
                                                                                                                      Restated
                           LIABILITIES AND STOCKHOLDERS' EQUITY                                                       (Note 8)

  CURRENT LIABILITIES:
  Accounts receivable financing (Note 8)                                                   $        831,929        $      676,181
  Notes payable, equipment, current portion (Note 7)                                                 19,955                25,332
  Pension plan payable (Note 10)                                                                      8,000                  -
  Loan payable (Note 6)                                                                                 -                  25,289
  Accrued corporate income taxes                                                                     12,600                    -
  Union health & welfare, current portion (Note 10)                                                  30,000                30,000
  Accounts payable                                                                                  968,533               950,503
  Other current liabilities (Note 5)                                                                111,036               144,430
                                                                                           -------------------    ------------------
                                                                                           -------------------    ------------------
            Total current liabilities                                                             1,982,053             1,851,735
                                                                                           -------------------    ------------------
                                                                                           -------------------    ------------------


  LONG-TERM LIABILITIES:
  Pension Plan payable (Note 10)                                                                    236,000               244,000
  Notes payable, equipment, less current portion (Note 7)                                            11,184                24,773
  Health & welfare, less current portion (Note 10)                                                   21,328                43,828
                                                                                           -------------------    ------------------
                                                                                           -------------------    ------------------
            Total long-term liabilities                                                             268,512               312,601
                                                                                           -------------------    ------------------
                                                                                           -------------------    ------------------

            Total liabilities                                                                     2,250,565             2,164,336
                                                                                           -------------------    ------------------
                                                                                           -------------------    ------------------

  STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value; 10,000,000 shares authorized;
  2,303,468 shares issued and outstanding at December 27, 2002 and
  at March 29, 2002                                                                            23,035                23,035
  Capital in excess of par value                                                            2,744,573             2,744,573
  Retained earnings (Deficit)                                                              (1,905,203)           (1,958,251)
                                                                                     -------------------    ------------------
                                                                                     -------------------    ------------------
            Total stockholders' equity                                                        862,405               809,357
                                                                                     -------------------    ------------------
                                                                                     -------------------    ------------------

            Total liabilities and stockholders' equity                               $      3,112,970        $    2,973,693
                                                                                     ===================    ==================




                 See accompanying notes to financial statements
                                       -3-


                                 IEH CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                Nine Months Ended                         Three Months Ended
                                                                -----------------                         ------------------
                                                            Dec. 27,             Dec. 28,             Dec. 27,            Dec. 28,
                                                              2002                 2001                 2002                2001
                                                        -----------------    -----------------    -----------------    ------------

REVENUE, net sales                                        $ 3,562,562          $ 3,220,646          $ 1,176,074        $ 1,031,185
                                                        -----------------    -----------------    -----------------    ------------

COSTS AND EXPENSES

Cost of products sold                                       2,629,573            2,455,739              880,144            798,535
Selling, general and administrative                           618,262              612,326              210,739            210,617
Interest expense                                               98,116              112,322               31,841             30,125
Depreciation and amortization                                 151,200              176,400               50,400             58,800
                                                        -----------------    -----------------    -----------------    ------------
                                                            3,497,151            3,356,787            1,173,124          1,098,077
                                                        -----------------    -----------------    -----------------    ------------

OPERATING INCOME (LOSS)                                        65,411             (136,141)               2,950            (66,892)

OTHER INCOME                                                      237               10,372                   58
                                                                                                                                73
                                                        -----------------    -----------------    -----------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES
                                                               65,648             (125,769)               3,008            (66,819)

PROVISION FOR INCOME TAXES                                     12,600               12,600                4,200              4,200
                                                        -----------------    -----------------    -----------------    ------------

NET INCOME (LOSS)                                        $     53,048          $  (138,369)             $(1,192)       $   (71,019)
                                                        =================    =================    =================    ============
                                                        =================    =================    =================    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
                                                          $      .023         $       (.06)     $        (.0001)       $
                                                                                                                              (.03)
                                                        =================    =================    =================    ============
                                                        =================    =================    =================    ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (in thousands)
                                                                   2,303                2,303                2,303           2,303
                                                        =================    =================    =================    ============






                 See accompanying notes to financial statements
                                        4


                                 IEH CORPORATION
                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
        For the Nine Months Ended December 27, 2002 and December 28, 2001
                                   (Unaudited)


                                                                                                   Dec. 27,            Dec. 28,
                                                                                                     2002                2001
                                                                                                ---------------     ---------------


     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                          $    53,048         $ (138,369)

     Adjustments to reconcile net income to net cash used in
       operating activities:
     Depreciation and amortization                                                                  151,200            176,400

     Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                                     (81,605)            (7,715)
     (Increase) decrease inventories                                                                (43,861)           (22,680)
     (Increase) decrease in prepaid expenses and other current assets                                (5,013)           (15,912)
     (Increase) decrease in other assets                                                              1,188              1,881

     Increase (decrease) in accounts payable                                                         18,030            181,498
     Increase (decrease) in other current liabilities                                               (33,394)           (60,648)
     Increase (decrease) in accrued corporate income taxes                                           12,600             10,722
     Increase (decrease) in due to union health & welfare                                           (22,500)           (21,361)
                                                                                                ---------------     ---------------
                                                                                                ---------------     ---------------

               Total adjustments                                                                     (3,355)           242,185
                                                                                                ---------------     ---------------
                                                                                                ---------------     ---------------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                49,693            103,816
                                                                                                ---------------     ---------------
                                                                                                ---------------     ---------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of fixed assets                                                                     (160,086)            (99,094)
                                                                                                ---------------     ---------------
                                                                                                ---------------     ---------------

     NET CASH USED IN INVESTING ACTIVITIES                                                      $ (160,086)             $ (99,094)
                                                                                                ===============     ===============





                 See accompanying notes to financial statements
                                       -5-


                                 IEH CORPORATION
                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
        For the Nine Months Ended December 27, 2002 and December 28, 2001
                                   (Unaudited)


                                                                                                    Dec. 27,            Dec. 28,
                                                                                                      2002                2001
                                                                                                -----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in notes payable                                                            $       (18,966)     $   (24,767)
Proceeds from accounts receivable financing                                                             155,748           66,923
Increase (decrease) in loan payable                                                                     (25,289)         (42,667)
                                                                                                -----------------    ---------------
                                                                                                -----------------    ---------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                     111,493             (511)
                                                                                                -----------------    ---------------
                                                                                                -----------------    ---------------

INCREASE (DECREASE) IN CASH                                                                               1,100            4,211

CASH, beginning of period                                                                                 2,875           11,833
                                                                                                -----------------    ---------------
                                                                                                -----------------    ---------------

CASH, end of period                                                                             $         3,975      $    16,044
                                                                                                =================    ===============
                                                                                                =================    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the nine months for:

     Interest                                                                                   $        89,369      $   103,277
                                                                                                =================    ===============
                                                                                                =================    ===============

     Income Taxes                                                                               $           943      $         -
                                                                                                =================    ===============





                 See accompanying notes to financial statements
                                                                  -6-

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-   INTERIM RESULTS AND BASIS OF PRESENTATION

          The accompanying unaudited financial statements as of December 27, 2002 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 27, 2002 and the results of operations and cash flows for the three month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended December 27, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 29, 2002 has been derived from the audited financial statements at that date.

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

               Concentration of Credit Risk:

               The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either December 27, 2002 or March 29, 2002.

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

               Net Income Per Share:

               The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended December 27, 2002 and December 28, 2001, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

               Impairment of Long-Lived Assets:

               SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the three months ended December 27, 2002 and December 28, 2001.

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

               Reporting Comprehensive Income:

               The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended December 27, 2002 and December 28, 2001.

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

Note 3 -       INVENTORIES:

               Inventories are comprised of the following:

                                          Dec. 27            March 29,
                                           2002                2002
                                      ----------------    ----------------

               Raw materials               $  704,607         $   675,446
               Work in progress               238,789             228,912
               Finished goods                 116,004             111,181
                                      ----------------    ----------------
                                           $1,059,400         $ 1,015,539
                                      ================    ================

               Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of December 27, 2002 was $36,000. At March 29, 2002, the balance of this reserve was $0.

               Inventories at December 27, 2002 and March 29, 2002 are recorded net of this reserve.

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 -       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

                                                 Dec. 27           March 29,
                                                  2002                2002
                                             ----------------    ---------------

               Prepaid insurance                 $ 38,780           $ 32,574
               Prepaid corporate taxes              4,868              3,925
               Other current assets                   210              2,346
                                             ----------------    ---------------
                                                 $ 43,858           $ 38,845
                                             ================    ===============


Note 5 -          OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:


                                                    Dec. 27        March 29,
                                                     2002             2002
                                                ---------------  ---------------

               Payroll and vacation accruals        $ 34,337        $ 67,920
               Sales commissions                      12,773          14,339
               Other                                  63,926          62,171
                                                ---------------  ---------------
                                                ---------------

                                                       $111,036        $144,430
                                                ===============  ===============

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

               The loan was paid in full in September, 2002.

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 -       NOTES PAYABLE EQUIPMENT:

               The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at December 27, 2002 amounted to $31,139.

               Aggregate future principal payments are as follows:


                  Fiscal year ended March 31,
                  2003                                      $
                                                                      6,339
                  2004                                               16,978
                  2005                                                6,855
                  2006                                                  967
                                                            ----------------
                                                            $        31,139
                                                            ================


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


Note 9-        2001 EMPLOYEE STOCK OPTION PLAN:

               On December 21, 2001 the Company's shareholders approved the adoption of the Company's 2001 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management.

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

               The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 27, 2002 no options had been granted under the plan.

Note 10 -      COMMITMENTS:

               The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

               The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:

                  Fiscal year ending March 31,

                  2003                                         $       55,800
                  2004                                                111,600
                  2005                                                111,600
                  2006                                                111,600
                  2007                                                111,600
                  Thereafter                                          409,200
                                                               ----------------

                                                               $      911,400
                                                               ================

               The rental expense for the three months ended December 27, 2002 for this lease was $28,191.

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

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10 -      COMMITMENTS (continued):

               The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $32,785 for the nine months ended December 27, 2002 and $30,188 for the nine months ended December 28, 2001.

               As of December 27, 2002, the Company reported arrears with respect to its contributions to the Union's Health and Welfare plan. The amount due the Health and Welfare plan was $51,328.

               The total amount due of $51,328 is reported on the accompanying balance sheet as follows: $30,000 as a current liability and $21,328 as a long term liability.

               In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

               The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 21 months.

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

               As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported on the accompanying balance sheet as follows: $8,000 as a current liability and $236,000 as a long term liability.


Note 11 -      CHANGES IN STOCKHOLDERS' EQUITY:

               Retained earnings (deficit) decreased by $53,048, which represents the net income for the nine months ended December 27, 2002.

                                 IEH CORPORATION




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

                                 IEH CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


         CRITICAL ACCOUNTING POLICIES (CONTINUED)

         Concentration of Credit Risk:

         The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either December 27, 2002 or March 29, 2002.

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

         Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended December 27, 2002 and December 28, 2001, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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


         CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

         Impairment of Long-Lived Assets:

          SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the three months ended December 27, 2002 and December 28, 2001.

         Reporting Comprehensive Income:

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended December 27, 2002 and December 28, 2001.

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


                                 IEH CORPORATION

ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS



         RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                                               Nine Months Ended
                                                                                       -----------------------------------
                                                                                          Dec. 27,            Dec. 28,
                                                                                            2002                2001
                                                                                       ---------------     ---------------

                  Operating Revenues (in thousands)                                    $    3,563          $    3,221
                                                                                       ---------------     ---------------

                  Operating Expenses: (as a percentage of operating revenues)
                  Cost of Products Sold                                                        73.8%               76.3%
                  Selling, General and Administrative                                          17.4%               19.0%
                  Interest Expense                                                              2.8%                3.5%
                  Depreciation and Amortization                                                 4.2%                5.5%
                                                                                       ---------------     ---------------

                            Total Costs and Expenses                                          98.2%               104.3%
                                                                                       ---------------     ---------------

                  Operating Income (Loss)                                                       1.8%               (4.3%)

                  Other Income                                                                   -                   .3%
                                                                                       ---------------     ---------------

                  Income (Loss) Before Income Taxes                                             1.8%               (4.0%)

                  Income Taxes                                                                   .4%                 .4%
                                                                                       ---------------     ---------------

                  Net Income                                                                    1.4%               (4.4%)
                                                                                       ===============     ===============

         COMPARATIVE ANALYSIS-NINE MONTHS

          Operating revenues for the nine months ended December 27, 2002 amounted to $3,562,562 reflecting a 11% increase versus the comparative nine months operating revenues of $3,220,646. The increase is a direct result of commercial, governmental and military sales increasing in the current quarter. The nine months ended December 31, 2001 were negatively affected by the terrorist attacks on September 11, 2001.

          Cost of products sold amounted to $2,629,573, for the nine months ended December 27, 2002 or 73.8% of operating revenues. This reflected an increase of $173,834 or 7% in the cost of products sold of $2,455,739 or 76.3% of operating revenues for the nine months ended December 28, 2001. The additional cost was necessary to support the increased level of sales.

                                 IEH CORPORATION

ITEM 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS


         COMPARATIVE ANALYSIS -NINE MONTHS (Continued)

          Selling, general and administrative expenses were $618,262 or 17.4% of revenues for the nine months ended December 27, 2002 as compared to $612,326 or 19% of revenues for the comparable nine month period ended December 28, 2001. This reflected an increase of $5,936 or 1.0% and reflects a slight increase in administrative expenses.

          Interest expense was $98,116 or 2.8% of revenues for the period ended December 27, 2002 as compared to $112,322 or 3.5% of revenues in the nine month period ended December 28, 2001. This decrease of $14,206 or 13% reflects the maturing of equipment loans in the current fiscal period, as well a reduction of interest rates in the current nine month period.

          Depreciation and amortization of $151,200 or 4.2% of revenues was reported for the nine month period ended December 27, 2002. This reflects a decrease of 15% from the comparable nine month period ended December 28, 2001 of $176,400 or 5.5 % of revenues. The decrease is the result of certain fixed assets becoming fully depreciated during the nine month period ended December 27, 2002, as well as a comparative reduction in the acquisitions of new fixed assets.

          The Company reported a net income of $53,048 for the nine months ended December 27, 2002, representing basic earnings per share of $.023 as compared to a net loss of $138,369 or $.06 per common share for the nine months ended December 28, 2001.

         RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                                            Three Months Ended
                                                                                     ----------------------------------
                                                                                        Dec. 27,           Dec. 28,
                                                                                          2002               2001
                                                                                     ----------------    --------------
        Operating Revenues (in thousands)                                            $     1,176         $     1,031
                                                                                     ----------------    --------------
        Operating Expenses: (as a percentage of operating revenues)
        Cost of Products Sold                                                                  74.8%             77.4%
        Selling, General and Administrative                                                    17.9%             20.4%
        Interest Expense                                                                        2.7%              2.9%
        Depreciation and Amortization                                                           4.3%              5.7%
                                                                                     ----------------    --------------
                  Total Costs and Expenses                                                     99.7%            106.4%
                                                                                     ----------------    --------------

        Operating Income (loss)                                                                  .3%            (6.4)%

        Other Income                                                                             -                  -
                                                                                     ----------------    --------------

        Income (loss) before Income Taxes                                                        .3%            (6.4)%

        Income Taxes                                                                             .4%               .3%
                                                                                     ----------------    --------------

        Net Income (loss)                                                                     (0.1)%            (6.7)%
                                                                                     ================    ==============

                                 IEH CORPORATION

ITEM 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                                  AND RESULTS OF OPERATIONS

               COMPARATIVE ANALYSIS-THREE MONTHS

               Operating revenues for the three months ended December 27, 2002 amounted to $1,176,076 reflecting an 14% increase versus the comparative three months operating revenues of $1,031,185. The increase is a direct result of an increase in commercial, governmental and military sales, During the three months ended December 31, 2002 as compared to the three months ended December 31,2001 in which orders were depressed due to the events of September 11, 2001.

               Cost of products sold amounted to $880,144 for the three months ended December 27, 2002 or 74.8% of operating revenues. This reflected an increase of $81,609 or 11% of the cost of products sold of $798,535 or 77.4% of operating revenues for the three months ended December 28, 2001.

               Selling, general and administrative expenses were $210,739 or 17.9% of revenues for the three months ended December 27, 2002 compared to $210,617 or 20.4% of revenues for the comparable three month period ended December 28, 2001. Selling, general and administrative expenses remained stable during the two periods.

               Interest expense was $31,841 or 2.7% of revenues for the period ended December 27, 2002 as compared to $30,125 or 2.9 % of revenues in the three month period ended December 28, 2001.

               Depreciation and amortization of $50,400 or 4.3% of revenues was reported for the three month period ended December 27, 2002 . This reflects a decrease of 15% from the comparable three month period ended December 28, 2001 of $58,800 or 5.7% of revenues. The decrease is a result of fixed assets being fully depreciated during the three month period ended December 27, 2002, as well as a comparative reduction in acquisitions of new fixed assets.

               The Company reported a net loss of $1,192 for the three months ended December 27, 2002, representing basic loss per common share of $ .0001 as compared to a basic loss of $71,019 or $.03 per common share for the three months ended December 28, 2001.


           LIQUIDITY AND CAPITAL RESOURCES

          The Company reported working capital deficit as of December 27, 2002 of $22,331 as compared to a working capital deficit of $23,592 at March 29, 2002. The increase in working capital of $1,261 was attributable to the following items:

                  Net income (loss)
                    (excluding depreciation and amortization)       $   53,048
                  Capital expenditures                                (160,086)
                  Other transactions                                   108,299
                                                                 ---------------
                                                                 ---------------
                                                                    $    1,261
                                                                 ===============

          As a result of the above, the current ratio (current assets to current liabilities) was .99 to 1.0 as of December 27, 2002 as compared to .99 to 1.0 at March 29, 2002. Current liabilities at December 27, 2002 were $1,982,053 compared to $1,851,735 at March 29, 2002.

                                 IEH CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES (continued)

          The Company expended $160,086 in capital expenditures in the six months ended December 27, 2002. Depreciation and amortization for the six months ended December 27, 2002 was $99,094.

          The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2% above the Chase Manhattan Bank's publicly announced rate at December 27, 2002, with a maximum of 12% per annum.

          The agreement had an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At December 27, 2002 the amount outstanding was $831,929 as compared to $676,181 at March 29, 2002.

          On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC") collateralized by machinery and equipment. The loan was payable over ten years, with interest rates progressively increasing from 4% to 8% per annum. This loan has been fully repaid as of September, 2002.

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

          The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $32,785 for the nine months ended December 27, 2002 and $30,188 for the nine months ended December 28, 2001.

          As of December 27, 2002, the Company reported arrears with respect to its contributions to the Union's Health & Welfare plan. The amount due the Health & Welfare plan was $51,328.

          The total amount due of $51,328 is reported on the accompanying balance sheet as follows: $30,000 as a current liability and $21,328 as a long term liability.

          In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

                                                             IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


         LIQUIDITY AND CAPITAL RESOURCES (continued)

          The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 21 months.

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

          As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported on the accompanying balance sheet as follows: $8,000 as a current liability and the balance of $236,000 as a long term liability.

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



         Item 3. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

     Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14 (c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

         Changes in Internal Controls

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.




   PART II
   OTHER INFORMATION

   Item 1 Legal Proceedings

   The Company is not involved in any legal proceedings which may have a material effect upon the Company, its financial condition or operations.

   Item 2. Changes in Securities and Use or Proceeds

   Not applicable

   Item 3. Defaults Upon Senior Securities

   None

   Item 4. Submission of Matters to a Vote of Shareholders

   None

   Item 5. Other Matters.

   None

   Item 6.    Exhibits and Reports on Form 8-K

   (a) Exhibits

   Item 99.1 Certifications Pursuant to Section 906 of the Sarbanes Oxley Act

   (b) Reports on Form 8-K during Quarter

   None
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     IEH CORPORATION
                                                     (Registrant)


February 11, 2003                                   /s/Michael Offerman
                                                     ------------------
                                                     Michael Offerman
                                                     President

February 11, 2003                                    /s/Robert Knoth
                                                     -----------------------
                                                     Robert Knoth
                                                     Chief Financial Officer

                                                                        Annex A


CERTIFICATIONS*

I, Michael Offerman the President of IEH Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of IEH Corporation;

2. Based on my knowledge, this quarterly report does not contain any untruestatement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant*s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant*s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant*s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant*s auditors and the audit committee of registrant*s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant*s ability to record, process, summarize and report financial data and have identified for the registrant*s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant*s internal controls; and

6. The registrant*s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

                                                         /s/Michael A. Offerman
                                                         ----------------------
                                                         Michael A. Offerman
                                                         President



                                                                       Annex A


CERTIFICATION

I, Robert A. Knoth, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of IEH Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant*s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant*s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant*s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant*s auditors and the audit committee of registrant*s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant*s ability to record, process, summarize and report financial data and have identified for the registrant*s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant*s internal controls; and

6. The registrant*s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003


                                                               /s/Robert Knoth
                                                               ---------------
                                                                  Robert Knoth
                                                       Chief Financial Officer