Form 10KSB
period 2003-03-28
IEH CORPORATION
filed 2003-07-14
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

For the fiscal year ended March 28, 2003

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________________ to _________________

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

(718) 492-9673
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class                    Name of Each Exchange on Which Registered
      None                                               None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

      Indicated by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                 Yes |X| No |_|

      The Registrant's revenues for its most recent fiscal year ended March 28, 2003 were $4,727,399.

      On July 1, 2003, the aggregate market value of the voting stock of Registrant held by non-affiliates of Registrant (consisting of Common Stock, $.01 par value) computed by reference to the closing price at which the stock was sold on July 1, 2003 (the date of the last reported transaction) ($0.26) was approximately $262,413.

      As of June 30, 2003, there were 2,303,468 shares of Common Stock issued and outstanding

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

For the fiscal year ended March 28, 2003, the Company's principal customers included manufacturers of commercial electronics products, military defense contractors and distributors who service these markets. Sales to the commercial electronics and military defense markets comprised 20% and 79%, respectively, of the Company's net sales for the year ended March 28, 2003. Approximately 1% of the Company's net sales for the year March 28, 2003, were made internationally.

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

Several years ago, the Company designed and developed a form of compliant termination connector, which is named, "COMTAC". This product, which utilizes technology known as "Solderless Pin Technology", does not require the soldering of connector pins, but instead utilizes a spring type locking system in attaching the connector to the printed circuit board. This technology was patented in the United States under patent No. 4,720,268 and assigned to the Company on January 19, 1988. During the fiscal year ended March 28, 2003 sales of the COMTAC connectors accounted for over 12% of the Company's total sales. The Company has sent pre-production units for evaluation to certain customers and potential customers. Although there can be no assurance of future sales, the Company is optimistic that this new technology will lead to an increase in sales.

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

The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $43,019 for the year ended March 28, 2003 and $38,384 for the year ended March 29, 2002.

As of March 28, 2003, the Company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $43,828. The total amount due of $43,828 is reported on the accompanying balance sheet in as follows, $30,000 as a current liability and $13,828 as a long term liability.

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

Marketing and Sales

The Company will also grant the PBGC a lien on the Company's machinery and equipment, subject to the preexisting liens in favor of the UDC.

As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported as follows: $39,000 as a current liability and $205,000 as a long term liability.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 94% of the Company's net sales for the years ended March 28, 2003 and March 29, 2002, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

One (1) of the Company's customers accounted for 20% and 17% of the Company's net sales for the years ended March 28, 2003 and March 29, 2002, respectively.

The Company currently employs 16 independent sales representatives to market its products in all regions in the United States.

Backlog of Orders/Capital Requirements

These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 28, 2003.

International sales accounted for less than 1% of sales for the years ended March 28, 2003 and March 29, 2002.

The backlog of orders for the Company's products amounted to approximately $1,900,000 at March 28, 2003, as compared to $2,200,000 at March 29, 2002. A significant portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

The Company expended $48,000 and $47,600 for the years ended March 28, 2003 and March 29, 2002, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $48,000 in revenues for the year ended March 28, 2003 and $47,600 for the year ended March 29, 2002, respectively, pursuant to customer sponsored research activities.

Employees

The Company presently employs approximately 76 people, two (2) of whom are executive officers; two (2) are engaged in management activities; four (4) provide general and administrative services and approximately 68 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union") which expires on March 31, 2006. The Company believes that it has a good relationship with its employees and the Union.

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

Item 2. Properties

The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:

      Fiscal year ending March:

      2004                                   $      112,764
      2005                                          112,764
      2006                                          112,764
      2007                                          112,764
      2008                                          112,764
      2009                                          112,764
      2010                                          112,764
      2011                                           75,176
                                             --------------

                                             $      864,524
                                             ==============

The Company leases approximately 20,400 feet of space, of which it estimates; 6,000 square feet are used as executive, sales and administrative offices, 14,400 square feet are used for its manufacturing and plating.

The rental expense for the year ended March 28, 2003 for this lease was $112,764. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3. Legal Proceedings

The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 28, 2003.

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

Market Information

The range of high and low bid prices for the Company's Common Stock, for the periods indicated as set forth below. For the period to October 29, 1991, the Company was listed on the NASDAQ National Market System. On October 29, 1991, the Company's Common Stock was delisted from the NASDAQ National Market System and from October 29, 1991 to January 11, 1993, the Company's Common Stock was listed on the NASDAQ SmallCap Market System. On January 11, 1993, the Company's Common Stock was delisted from the NASDAQ SmallCap Market System and on January 13, 1993, the Company's Common Stock was first quoted over the Electronic Bulletin Board (OTCBB) and continues to be traded on the OTCBB. Set forth below is a table indicating the high and low bid prices of the Common Stock during the periods indicated.

                         Year                            High $           Low $

         Fiscal Year ended March 28, 2003

         1st Quarter                                        .18             .13
         2nd Quarter                                        .25             .12
         3rd Quarter                                        .19             .11
         4th Quarter                                        .13             .08

         Fiscal Year ended March 29, 2002 (1)

         1st Quarter                                        .20             .11
         2nd Quarter                                        .23             .14
         3rd Quarter                                        .15             .14
         4th Quarter                                        .20             .13

(1)   As reported by the OTCBB.

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions. The Company's stock is not widely traded or held and trading is sporadic.

On July 1, 2003 the high bid for the Common Stock was $.26 and the low bid was $.26.

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

Approximated Number of Equity Security Holders

The number of record holders of the Company's Common Stock as of June 23, 2003 was approximately 1,208. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

No options have been issued under the Plan. The Company has no other equity compensation plan under which equity securities are authorized for issuance and no equity securities have been issued as compensation during the fiscal year ended March 28, 2003.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially form those projected. The words "anticipate," "believe", "estimate", "expect," "objective," and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition.

Critical Accounting Policies

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31st. The years ended March 28, 2003 and March 29, 2002 were comprised of 52 weeks.

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

Concentration of Credit Risk:

The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either March 28, 2003 or March 29, 2002.

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

Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 28, 2003 and March 29, 2002, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the years ended March 28, 2003 and March 29, 2002.

Reporting Comprehensive Income:

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 28, 2003 and March 29, 2002.

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

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                         Relationship to Total Revenues

                                                           March 28,      March 29,
                                                             2003           2002
                                                           ---------      ---------
      Operating Revenues (in thousands)                    $  4,727       $  4,338
                                                           --------       --------

      Operating Expenses:
        (as a percentage of Operating Revenues)

                Costs of Products Sold                         73.4%          73.9%
                  Selling, General and Administrative          18.5%          18.7%
                  Interest Expense                              2.7%           3.3%
                  Depreciation and amortization                 4.3%           5.6%
                                                           --------       --------

                         TOTAL COSTS AND EXPENSES              98.9%         101.5%
                                                           --------       --------

      Operating Income (loss)                                   1.1%          (1.5%)

      Other Income                                               --             .2
                                                           --------       --------

      Income (loss) before Income Taxes                         1.1%          (1.3%)

      Income Taxes                                               .1%            --
                                                           --------       --------

      Net Income (loss)                                         1.0%          (1.3%)
                                                           ========       ========

Year End Results: March 28, 2003 vs. March 29, 2002

Operating revenues for the year ended March 28, 2003 amounted to $4,727,399 reflecting a 9.0% increase versus the year ended March 29, 2002 revenues of $4,338,012. The increase in revenues is a direct result of an increase in military sales.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 94% of the Company's net sales for the fiscal year ended March 28, 2003 and March 29, 2002 respectively were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

For the fiscal year ended March 28, 2003, one of the Company's customers accounted for approximately 20% of total sales. The same customer accounted for approximately 17% of sales in the fiscal year ended March 29, 2002.

The Company currently employs 16 independent sales representatives to market its products in all regions of the United States. These sales representatives accounted for approximately 94% of the Company's sales, with the balance of sales being generated by direct customer contact.

For the fiscal year ended March 28, 2003, the Company's principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and military defense markets comprised 20% and 79% of the Company's net sales for the year ended March 28, 2003 and 26% and 73% for the year ended March 29, 2002 respectively. Approximately 1% of net sales were made to international customers.

Cost of products sold amounted to $3,468,278 for the fiscal year ended March 28, 2003, or 73.4% of operating revenues. This reflected a $260,633 or 8.1% increase in the cost of products sold from $3,207,645 or 73.9% of operating revenues for the fiscal year ended March 29, 2002. This increase is due primarily to the cost increase necessary to support the increase in sales.

Selling, general and administrative expenses were $872,541 and $808,935 or 18.5% and 18.7% of operating revenues for the fiscal years ended March 28, 2003 and March 29, 2002, respectively. This category of expense increased by $63,606 or 7.8% from the prior year. The increase can be attributed to an increase in sales salaries and commissions.

Interest expense was $128,654 for the fiscal year ended March 28, 2003 or 2.7% of operating revenues. For the fiscal year ended March 29, 2002, interest expense was $143,909 or 3.3% of operating revenues. The decrease of $15,255 or 10.6% reflects less equipment loans entered into and lower interest rates during the year ended March 28, 2003.

Depreciation and amortization of $203,670 or 4.3% of operating revenues was reported for the fiscal year ended March 28, 2003. This reflects a decrease of $40,680 or 16.6% from the prior year ended March 29, 2002 of $244,350 or 5.6% of operating revenues. The decrease is the result of several fixed assets being fully depreciated during the current fiscal year.

The Company reported net income of $51,441 for the year ended March 28, 2003 representing basic earnings of $.02 per share as compared to a net loss of $58,009 or $.03 per share for the year ended March 29, 2002. The net income increase for the current year can be attributed to an increase in military sales.

Liquidity and Capital Resources

The Company reported a working capital deficit of $74,495 as of March 28, 2003 compared to a working capital deficit of $23,592. The decrease in working capital of $50,903 was attributable to the following items:

      Net income (loss) (excluding depreciation and amortization)     $ 255,111
      Capital expenditures                                             (222,452)
      Other transactions                                                (83,562)

As a result of the above, the current ratio (current assets to current liabilities) was .97 to 1 at March 28, 2003 as compared to .99 to 1 at March 29, 2002. Current liabilities at March 28, 2003 were $1,992,702 compared to $1,851,735 at March 29, 2002.

The Company reported $222,452 in capital expenditures in fiscal 2002 and reported depreciation of $203,670 for the year ended March 28, 2003.

The net income of $51,441 for the year ended March 28, 2003 increased stockholders' equity to $860,798 as compared to stockholders' equity of $809,357 at March 29, 2002.

The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a minimum of 12% per annum. At March 28, 2003 the amount outstanding with the factor was $712,659 as compared to $676,181 at March 29, 2002. The financing agreement is secured by a lien of the Company's accounts receivable and inventories.

On July 22, 1992, the Company obtained a loan of $435,000 from the New York State Urban Development Corporation ("UDC"), collateralized by machinery and equipment. The loan was payable over ten years, with interest rates progressively increasing from 4% to 8% per annum. The loan was paid in full in September 2002.

The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $43,019 for the year ended March 28, 2003 and $38,384 for the year ended March 29, 2002.

As of March 28, 2003, the Company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $43,828. This amount is reported in two parts on the accompanying balance sheet as follows, $30,000 as a current liability and $13,828 as a long term liability.

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

As a result of this agreement the amount due to the PBGC has been restated to $244,000 and is reported as follows: $39,000 as a current liability and $205,000 as a long term liability.

Effects of Inflation

The Company does not view the effects of inflation to have a material effect upon its business. Increases in costs of raw materials and labor costs have been offset by increases in the price of the Company's products, as well as reductions in costs of production, reflecting management's efforts in this area. While the Company has in the past increased its prices to customers, it has maintained its relatively competitive price position. However, significant decreases in government and military subcontractor spending has provided excess production capacity in the industry which in turn has tightened pricing margins.

Item 7. Financial Statements

See Index to Financial Statements attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting Financial Disclosure.

The Company had no disagreements with its accountants during the last two fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

The executive officers and directors of the Company are as follows:

         Name            Age                    Office

   Michael Offerman       62    Chairman of the Board of Directors and President

   Robert Knoth           61    Secretary and Treasurer

   Murray Sennet          80    Director

   Allen Gottlieb         62    Director

   Robert Pittman         78    Director

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

Allen Gottlieb has been a member of the Company's Board of Directors since 1992. Mr. Gottleib is engaged in the practice of law outside of the United States and has been so engaged for the last five years. In 1998, Mr. Gottlieb was disbarred from the bar association of New York. In February 2003, Mr. Gottlieb was convicted in the United States District Court of New York (Securities and Exchange Commission v. Stewart et al. 98 Civ. 2636 (S.D.N.Y. ) of violating the antifraud provisions of Section 17A of the Securities Act of 1933, Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder, and permanently enjoined from future violations.

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

Jeff (Yefim) Berenstein is the quality control manager, a position he started on April 16, 2002. Prior to joining the Company Mr. Berenstein worked as a quality assurance specialist for various manufacturing companies where he was responsible for the implementation of quality systems - ISI-9000, Mil-I-45208A writing quality manuals, quality procedures, work instructions, design special gigs, testing equipment to improve quality of the manufacturing products, maintaining and supervising calibration and calibration recall systems.

Section 16 of the Exchange Act; Certain Reports

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

Item 10. Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Corporation during the fiscal years ended March 28, 2003, March 29, 2002, and March 30, 2001 for the Corporation's Chief Executive Officer:

                                                                                                                  Other Annual
Name and Principal Position                                       Year               Salary        Bonus          Compensation
                                                             --------------       -------------   --------      ----------------
Michael Offerman, Chief Executive officer,
    President (1)                                            March 28, 2003          $ 95,500        --                0
                                                             March 29, 2002            91,826        --                0
                                                             March 30, 2001            91,431        --                0

(1) During the years ended March 28, 2003, March 29, 2002 and March 30, 2001, the Corporation provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Corporation of such automobile or automobile allowances. The Corporation is unable to determine without unreasonable effort and expense the specific amount of such benefit, however, the Corporation has concluded that the aggregate amounts of such personal benefit for Mr. Offerman does not exceed $25,000 or 10% of the compensation reported as total salary and bonus reported.

(2) There are no employment agreements between the Company and members of its senior management, including the Chief Executive, Michael Offerman.

No other officer of the Corporation received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended March 28, 2003 or March 29, 2002

Pension/Benefit Incentive Plan

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

As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported as follows: $39,000 as a current liability and $205,000 as a long term liability.

Stock Option Plan.

On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management.

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

The aggregate fair market value of shares subject to options granted to a participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 28, 2003 no options had been granted under the plan.

Cash Bonus Plan

In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal years ended March 28, 2003, March 29, 2002, and March 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The following table sets forth certain information as of June 23, 2003 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns Common Stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 23, 2003, there were 2,303,468 shares of Common Stock issued and outstanding.



                                                                      Amount of
                                                                      and Nature of
                         Name and Address of                          Beneficial          Percentage of Class
Title of Class           Beneficial Owner                             Ownership
--------------           -------------------                          -------------       -------------------
Common Stock             Michael Offerman                                946,784                    41%
$.50 Par Value           140 58th Street
                         Brooklyn, NY 11220(1)
-------------------------------------------------------------------------------------------------------------
                         Murray Sennet                                    24,500                   1.1%
                         1900 Manor Lane
                         Plano, TX 75093
-------------------------------------------------------------------------------------------------------------
                         Allen Gottlieb                                        0                     0
                         325 Coral Way
                         Ft. Lauderdale, FL 33301
-------------------------------------------------------------------------------------------------------------
                         Robert Pittman                                   20,000                     *
                         45 Ocean Avenue
                         Monmouth Beach
                         NJ 07750
-------------------------------------------------------------------------------------------------------------
                         David Lopez and Nancy                           278,000                   12.1%
                         Lopez
                         Edge of Woods
                         P.O. Box 323
                         Southampton, NY 11968
-------------------------------------------------------------------------------------------------------------
All Officers & Directors as a Group
(4 in number)                                                            991,284                     43%
-------------------------------------------------------------------------------------------------------------

         *  Less than 1%.

1. 43,600 shares of Common Stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.

All shares set forth above are directly by the named individual unless otherwise stated.


Item 12. Certain Relationships and Related Transactions

      None.

Item 13. Exhibits, Lists and Reports on Form 8-K

(a)   Exhibits filed with Form 10-KBS:

      99.1 Certification by Michael Offerman, President and Robert Knoth, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the last quarter of the period covered by this Report.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Report on Form 10-KSB. Based on their evaluation, our chief executive officer and controller have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Report on Form 10-KSB has been made known to them.

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, our Board of directors and management are, among other actions, forming a Disclosure Committee (and adopting policies) comprised of various members of our management team and adopting disclosure policies to assist and guide the disclosure process. The Disclosure Committee will be charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

Other than as described above, there have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

In addition, historically, the Company has relied upon the entire Board of Directors in appointing the Company's independent auditors and reviewing the financial condition and statements of the Company. Given the relatively small size of the Company's operations and revenues, the Board has not believed that appointing an independent committee was a necessity. The Board is currently discussing whether its should appoint an audit committee.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IEH CORPORATION


                                             By: /s/ Michael Offerman
                                                 -----------------------------
                                                 Michael Offerman, President

Dated: July 10, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael Offerman                                      July 10, 2003
-------------------------------------
Michael Offerman, Chairman of the
 Board and President

/s/ Robert Knoth                                          July 10, 2003
-------------------------------------
Robert Knoth, Secretary and
 Treasurer

/s/ Murray Sennet                                         July 10, 2003
-------------------------------------
Murray Sennet, Director

/s/ Robert Pittman                                        July 10, 2003
-------------------------------------
Robert Pittman, Director

/s/ Alan Gottleib                                         July 10, 2003
-------------------------------------
Alan Gottlieb, Director

CERTIFICATION

      I, Michael Offerman, certify that:

            1. I have reviewed this annual report of Form 10-KSB of IEH Corporation;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made know to me by other within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: July 1, 2003


      -------------------------------
      Michael Offerman
      President

                                  CERTIFICATION

I, Robert Knoth, certify that:

      1. I have reviewed this annual report of Form 10-KSB of IEH Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made know to me by other within those entities, particularly during the period in which this annual report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      c. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: July 1, 2003


      -------------------------------
      Robert Knoth
      Chief Financial Officer

                                  Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of IEH Corporation (the "Company") on Form 10-KSB for the year ending March 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Offerman, President of the Company, respectfully certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of the section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


------------------------
Michael Offerman
President

                                  Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of IEH Corporation (the "Company") on Form 10-KSB for the year ending March 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Knoth, Chief Financial Officer of the Company, respectfully certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of the section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


------------------------
Robert Knoth
Chief Financial Officer

                                 IEH Corporation

                                Table of Contents

                        March 28, 2003 and March 29, 2002

                                                                          Page
                                                                          Number
                                                                          ------

Report of Independent Certified Public Accountant                             29

Financial Statements:

         Balance Sheets as of March 28, 2003 and March 29, 2002               30

         Statement of Operations for the twelve months ended
            March 28, 2003 and March 29, 2002                                 32

         Statement of Stockholders' Equity as of March 28, 2003
            and March 29, 2002                                                33

         Statement of Cash Flows for the years ended March 28, 2003
            and March 29, 2002                                                34

Notes to Financial Statements                                                 36

                Report of Independent Certified Public Accountant

Board of Directors
IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation as of March 28, 2003 and March 29, 2002 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 28, 2003 and March 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 28, 2003 and March 29, 2002 and the results of its operations and its cash flows for each of the two years ended March 28, 2003 and March 29, 2002 in conformity with generally accepted accounting principles.


                                               Jerome Rosenberg, CPA, P.C.

Melville, New York
June 17, 2003

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 28, 2003 and March 29, 2002

                                                                      March 28,       March 29,
                                                                         2003            2002
                                                                      ----------      ----------
                                     ASSETS

CURRENT ASSETS:
Cash                                                                  $    5,565      $    2,875
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at March 28, 2003 and March 29, 2002                       769,845         770,884
Inventories (Note 2)                                                   1,089,075       1,015,539
Prepaid expenses and other current assets (Note 3)                        53,722          38,845
                                                                      ----------      ----------

          Total current assets                                         1,918,207       1,828,143
                                                                      ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,788,365 at March 28, 2003
   and $5,584,695 at March 29, 2002 (Note 4)                           1,119,513       1,100,731
                                                                      ----------      ----------
                                                                       1,119,513       1,100,731
                                                                      ----------      ----------

OTHER ASSETS:
  Other assets                                                            42,430          44,819
                                                                      ----------      ----------
                                                                          42,430          44,819
                                                                      ----------      ----------

Total assets                                                          $3,080,150      $2,973,693
                                                                      ==========      ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 28, 2003 and March 29, 2002

                                                                       March 28,         March 29,
                                                                         2003              2002
                                                                      -----------       -----------
                                                                                         (Note 1)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 5)                                $   712,659       $   676,181
Notes payable, equipment, current portion (Note 7)                         16,978            25,332
Loans payable, current portion (Note 8)                                        --            25,289
Accrued corporate income taxes                                             16,800                --
Union health & welfare, current portion (Note 13)                          30,000            30,000
Accounts payable                                                        1,017,432           950,503
Pension plan payable, current portion (Note 10)                            39,000                --
Other current liabilities (Note 6)                                        159,833           144,430
                                                                      -----------       -----------

          Total current liabilities                                     1,992,702         1,851,735
                                                                      -----------       -----------

LONG-TERM LIABILITIES:
Pension Plan payable, less current portion (Note 10)                      205,000           244,000
Notes payable, equipment, less current portion (Note 7)                     7,822            24,773
Union health & welfare, less current portion (Note 13)                     13,828            43,828
                                                                      -----------       -----------
          Total long-term liabilities                                     226,650           312,601
                                                                      -----------       -----------

          Total liabilities                                             2,219,352         2,164,336
                                                                      -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
   2,303,468 shares issued and outstanding at March 28, 2003 and
   March 29, 2002                                                          23,035            23,035
Capital in excess of par value                                          2,744,573         2,744,573
Retained earnings (Deficit)                                            (1,906,810)       (1,958,251)
                                                                      -----------       -----------
          Total stockholders' equity                                      860,798           809,357
                                                                      -----------       -----------

          Total liabilities and stockholders' equity                  $ 3,080,150       $ 2,973,693
                                                                      ===========       ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS

                                                                   Years Ended
                                                          -----------------------------
                                                           March 28,         March 29,
                                                             2003               2002
                                                          -----------       -----------
REVENUE, net sales (Note 14)                              $ 4,727,399       $ 4,338,012
                                                          -----------       -----------

COSTS AND EXPENSES:

  Cost of products sold                                     3,468,278         3,207,645
  Selling, general and administrative                         872,541           808,935
  Interest expense                                            128,654           143,909
  Depreciation and amortization                               203,670           244,350
                                                          -----------       -----------
                                                            4,673,143         4,404,839
                                                          -----------       -----------

OPERATING INCOME (LOSS)                                        54,256           (66,827)

OTHER INCOME                                                      285            10,372
                                                          -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                              54,541           (56,455)

PROVISION FOR INCOME TAXES                                     (3,100)           (1,554)
                                                          -----------       -----------

NET INCOME (LOSS)                                         $    51,441       $   (58,009)
                                                          ===========       ===========

Basic and Diluted Earnings per common share (Note 1)      $       .02       $      (.03)
                                                          ===========       ===========

Weighted average number of  common shares
  outstanding (in thousands)                                    2,303             2,303
                                                          ===========       ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
              For the Years Ended March 28, 2003 and March 29, 2002

                                                                                                 Capital in             Retained
                                                                                                  Excess of             Earnings
                                                                 Common Stock                     Par Value            (Deficit)
                                                        ------------------------------         ---------------       --------------
                                                           Shares            Amount
                                                        -------------     ------------
Balances, March 30, 2001                                    2,303,468        1,151,734               1,615,874           (1,900,242)

Reduction in par value of common stock                                      (1,128,699)              1,128,699                   --

Net income: year ended
  March 29, 2002                                                                                                            (58,009)
                                                        -------------     ------------         ---------------       --------------

Balances, March 29, 2002                                    2,303,468     $     23,035         $     2,744,573       $   (1,958,251)

Net income: year ended
  March 28, 2003                                                                                                             51,441
                                                        -------------     ------------         ---------------       --------------

Balances, March 28, 2003                                    2,303,468     $      23,035        $     2,744,573       $   (1,906,810)

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
              For the Years Ended March 28, 2003 and March 29, 2002

                                                                        March 28,       March 29,
                                                                           2003            2002
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  51,441       $ (58,009)
                                                                        ---------       ---------

  Adjustments to reconcile net income to net cash used in operating activities

  Depreciation and amortization                                           203,670         244,350

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                                1,039         (38,734)
  (Increase) decrease inventories                                         (73,536)        (25,119)
  (Increase) decrease in prepaid expenses and other current assets        (14,877)         (8,260)
  (Increase) decrease in other assets                                       2,389           2,256

  (Decrease) increase in accounts payable                                  66,929         231,194
  (Decrease) increase in other current liabilities                         15,403           3,007
  Increase in accrued corporate income taxes                               16,800          (4,912)
  (Decrease) in due to union pension & health & welfare                   (30,000)        (28,861)
                                                                        ---------       ---------

               Total adjustments                                          187,817         374,921
                                                                        ---------       ---------

NET CASH PROVIDED BY (USED) FOR OPERATING ACTIVITIES                      239,258         316,912
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                          (222,452)       (153,166)
                                                                        ---------       ---------

          NET CASH USED IN INVESTING ACTIVITIES                         $(222,452)      $(153,166)
                                                                        ---------       ---------

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
              For the Years Ended March 28, 2003 and March 29, 2002

                                                         March 28,       March 29,
                                                           2003             2002
                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, equipment           $ (25,305)      $ (31,107)
Proceeds from accounts receivable financing                 36,478         (83,756)
Principal payments on loan payable                         (25,289)        (57,841)
                                                         ---------       ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (14,116)       (172,704)
                                                         ---------       ---------

INCREASE (DECREASE) IN CASH                                  2,690          (8,958)

CASH, beginning of period                                    2,875          11,833
                                                         ---------       ---------

CASH, end of period                                      $   5,565       $   2,875
                                                         =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the year for:

     Interest                                            $ 119,180       $ 134,740
                                                         =========       =========

     Income Taxes                                        $   1,693       $   4,175
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

      Accounting Period:

      The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31st. The years ended March 28, 2003 and March 29, 2002 were comprised of 52 weeks.

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

      Concentration of Credit Risk:

      The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either March 28, 2003 or March 29, 2002.

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

      Net Income Per Share:

      The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
      (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 28, 2003 and March 29, 2002, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Impairment of Long-Lived Assets:

      SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the years ended March 28, 2003 and March 29, 2002.

      Reporting Comprehensive Income:

      The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 28, 2003 and March 29, 2002.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Effect of New Accounting Pronouncements:

      The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's financial position, results of operations or cash flows.

Note 2 - INVENTORIES:

      Inventories are comprised of the following:

                                               March 28,         March 29,
                                                 2003              2002
                                              ----------        ----------

      Raw materials                           $  709,647        $  675,446
      Work in progress                           281,075           228,912
      Finished goods                              98,353           111,181
                                              ----------        ----------

                                              $1,089,075        $1,015,539
                                              ==========        ==========

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

      Prepaid expenses and other current assets are comprised of the following:

                                               March 28,         March 29,
                                                 2003              2002
                                              ----------        ----------

      Prepaid insurance                       $   49,816        $   32,574
      Prepaid corporate taxes                      3,737             3,925
      Other current assets                           169             2,346
                                              ----------        ----------
                                              $   53,722        $   38,845
                                              ==========        ==========

Note 4 - PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are as follows:

                                                 March 28,       March 29,
                                                   2003            2002
                                                ----------      ----------

      Computers                                 $  189,336      $  189,288
      Leasehold improvements                       585,831         585,831
      Machinery and equipment                    4,291,057       4,175,282
      Tools and dies                             1,686,846       1,580,217
      Furniture and fixture                        154,808         154,808
                                                ----------      ----------

                                                 6,907,878       6,685,426

      Less: accumulated depreciation and
      amortization                               5,788,365       5,584,695
                                                ----------      ----------

                                                $1,119,513      $1,100,731
                                                ==========      ==========

Note 5 - ACCOUNTS RECEIVABLE FINANCING:

      The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above The Chase Manhattan Bank's publicly announced rate of 4.25% at March 28, 2003, with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories.

Note 6 - OTHER CURRENT LIABILITIES:

      Other current liabilities are comprised of the following:

                                                 March 28,       March 29,
                                                   2003            2002
                                                ----------      ----------

      Payroll and vacation accruals             $   77,622      $   67,920
      Sales commissions                             13,795          14,339
      Other                                         68,416          62,171
                                                ----------      ----------

                                                $  159,833      $  144,430
                                                ==========      ==========

Note 7 - NOTES PAYABLE EQUIPMENT:

      The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at March 28, 2003 amounted to $24,800.

      Aggregate future principal payments are as follows:

      Fiscal Year Ending March:
      2004                                                      $     16,978
      2005                                                             6,855
      2006                                                               967
                                                                ------------
                                                                $     24,800
                                                                ============

Note 8 - LOAN PAYABLE:

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

Note 9 - INCOME TAXES:

      The components of the deferred tax assets and liabilities are as follows:

                                                               March 28,         March 29,
                                                                  2003              2002
                                                              -----------       -----------
      Deferred tax assets:

      Net operating loss carryforwards                        $ 2,143,938       $ 2,085,929
                                                              -----------       -----------

      Gross deferred assets tax assets                          2,143,948         2,085,929

      Deferred tax liabilities:

      State income taxes                                          (84,727)          (82,397)
                                                              -----------       -----------

      Net deferred tax assets before valuation allowance        2,059,221         2,003,532

      Valuation allowance                                      (2,059,221)       (2,003,532)
                                                              -----------       -----------

      Net deferred tax assets                                 $         0       $         0
                                                              ===========       ===========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 9 - INCOME TAXES: (continued)

      At March 31, 2000 , the Company established a 100% valuation allowance for the net deferred tax assets, as management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance amounted to $55,689 for the year ended March 28, 2003.

      As of March 28, 2003, the Company has available Federal net operating loss carryforwards (NOL's) totaling approximately $2,143,938 which expire at various times through March 31, 2010, for State and Local purposes, the company has available NOL's approximating $2,074,453 which expire at various times through March 31, 2010.

      Utilization of the NOL's may be limited pursuant to Internal Revenue Code
      Section 382 should significant changes to the existing ownership of the Company occur.

      A reconciliation of income taxes computed at the Federal statutory rate as compared to income tax expense at the effective income tax is as follows:

                                                        March 28,    March 29,
                                                           2003         2002
                                                        ---------    ---------

      Federal statutory income tax (benefit) rate         (34.0)%    (34.0)%

      State tax benefit, net of Federal liability         (12.2)%    (12.2)%

      Net change in valuation allowance                    46.2%      46.2%

      Effective income tax (benefit) rate                   (--)%      (--)%

Note 10 - PENSION PLAN-SALARIED PERSONNEL:

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 10 - PENSION PLAN-SALARIED PERSONNEL: (continued)

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

      As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported as follows: $39,000 as a current liability and $205,000 as a long term liability.

Note 11 - CHANGES IN STOCKHOLDERS' EQUITY:

      Retained earnings (deficit) decreased by $51,441, which represents the net income for the year.

Note 12- 2001 EMPLOYEE STOCK OPTION PLAN:

      On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management.

      Options granted to employees under this plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not so qualify.

      Under this plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 Percent (110%)

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 12- 2001 EMPLOYEE STOCK OPTION PLAN: (continued)

      of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant.

      Exercise prices of non incentive stock options may be less than the fair market value of the Company's common stock..

      The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 28, 2003 no options had been granted under the plan.

Note 13 - COMMITMENTS:

      The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

      The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:

                  Fiscal year ending March:

                  2004                                       $   112,764
                  2005                                           112,764
                  2006                                           112,764
                  2007                                           112,764
                  2008                                           112,764
                  2009                                           112,764
                  2010                                           112,764
                  2011                                            75,176
                                                             -----------

                                                             $   864,524
                                                             ===========

      The rental expense for the year ended March 28, 2003 for this lease was $ 112,764. The terms of the renewal are presently being negotiated by the Company and its landlord, Apple Industrial Development, Corp.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 13 - COMMITMENTS: (continued)

      The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $43,019 for the year ended March 28, 2003 and $38,384 for the year ended March 29, 2002.

      As of March 28, 2003, the Company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $43,828. The total amount due of $43,828 is reported on the accompanying balance sheet as follows: $30,000 as a current liability and $13,828 as a long term liability.

Note 14 - REVENUES FROM MAJOR CUSTOMERS:

      In the fiscal year ended March 28, 2003, approximately 20% of the Company's total revenues were earned from one customer. Total sales to this customer were approximately $945,500. No other customer accounted for over 10% of the Company's sales. Accounts receivable as of March 28, 2003, included a receivable from two customers which amounted to 40% or more of the total accounts receivable.