Form 10-Q
period 2003-06-27
IEH CORPORATION
filed 2003-08-08
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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


------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

      Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes |X|     No |_|

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 27, 2003.

                                 IEH CORPORATION

                                    CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

     Balance Sheets as of June 27, 2003 (Unaudited) and March 28, 2003       2

     Statement of Operations (Unaudited) for the three months ended
        June 27, 2003 and June 28, 2002.
                                                                             4

     Statement of Cash Flows (Unaudited) for the three months ended
        June 27, 2003 and June 28, 2002.
                                                                             5

     Notes to Financial Statements (Unaudited)                               7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      16

ITEM 3. - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Default Upon Senior Securities

Item. 4  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 27, 2003 and March 28, 2003

                                                              June 27,     March 28,
                                                                2003         2003
                                                             ----------   ----------
                                                             (Unaudited)   (Note 1)

                                     ASSETS

CURRENT ASSETS:
Cash                                                         $    4,608   $    5,565
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at June 27, 2003 and March 28, 2003               618,075      769,845
Inventories (Note 3)                                          1,055,000    1,089,075
Prepaid expenses and other current assets (Note 4)               55,052       53,722
                                                             ----------   ----------
          Total current assets                                1,732,735    1,918,207
                                                             ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,839,065 at
   June 27, 2003 and $5,788,365 at March 28, 2003             1,131,351    1,119,513
                                                             ----------   ----------
                                                              1,131,351    1,119,513
                                                             ----------   ----------

OTHER ASSETS:
  Other assets                                                   43,286       42,430
                                                             ----------   ----------
                                                                 43,286       42,430
                                                             ----------   ----------
Total assets                                                 $2,907,372   $3,080,150
                                                             ==========   ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 27, 2003 and March 28, 2003

                                                                 June 27,       March 28,
                                                                   2003           2003
                                                               -----------     -----------
                                                               (Unaudited)       (Note 1)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing                                  $   668,425     $   712,659
Notes payable, equipment, current portion (Note 7)                  17,702          16,978
Accrued corporate income taxes                                      15,802          16,800
Union pension plan, current portion (Note 9)                        30,000          30,000
Accounts payable                                                   931,918       1,017,432
Pension plan payable, current portion (Note 9)                      70,000          39,000
Other current liabilities (Note 5)                                 122,908         159,833
                                                               -----------     -----------
          Total current liabilities                              1,856,755       1,992,702
                                                               -----------     -----------

LONG-TERM LIABILITIES:
Pension Plan payable, less current portion (Note 9)                174,000         205,000
Notes payable, equipment, less current portion (Note 6)             18,749           7,822
Union pension plan, less current portion (Note 9)                    6,328          13,828
                                                               -----------     -----------
          Total long-term liabilities                              199,077         226,650
                                                               -----------     -----------
          Total liabilities                                      2,055,832       2,219,352
                                                               -----------     -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at June 27, 2003
and March 28, 2003                                                  23,035          23,035
Capital in excess of par value                                   2,744,573       2,744,573
Retained earnings (Deficit)                                     (1,916,068)     (1,906,810)
                                                               -----------     -----------
          Total stockholders' equity                               851,540         860,798
                                                               -----------     -----------
          Total liabilities and stockholders' equity           $ 2,907,372     $ 3,080,150
                                                               ===========     ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                    ----------------------------
                                                      June 27,         June 28,
                                                        2003             2002
                                                    -----------      -----------

REVENUE, net sales                                  $ 1,222,252      $ 1,211,693
                                                    -----------      -----------
COSTS AND EXPENSES

Cost of products sold                                   903,989          874,743
Selling, general and administrative                     242,856          197,683
Interest expense                                         29,798           34,650
Depreciation and amortization                            50,700           50,400
                                                    -----------      -----------
                                                      1,227,343        1,157,476
                                                    -----------      -----------

OPERATING INCOME (LOSS)                                  (5,091)          54,217

OTHER INCOME                                                 33              120
                                                    -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                        (5,058)          54,337
                                                    -----------      -----------

PROVISION FOR INCOME TAXES                                4,200            4,200
                                                    -----------      -----------

NET INCOME (LOSS)                                   $    (9,258)     $    50,137
                                                    ===========      ===========


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE         $     (.004)     $      .022
                                                    ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (in thousands)                             2,303            2,303
                                                    ===========      ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                       Three Months Ended
                                                                    -----------------------
                                                                     June 27,      June 28,
                                                                       2003          2002
                                                                    ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $  (9,258)    $  50,137
                                                                    ---------     ---------

Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization                                          50,700        50,400

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                            151,770      (190,363)
(Increase) decrease inventories                                        34,075        21,839
(Increase) decrease in prepaid expenses and other current assets       (1,330)        3,763
(Increase) decrease in other assets                                      (856)          254

Increase (decrease) in accounts payable                               (85,514)       47,851
Increase (decrease) in other current liabilities                      (36,925)      (13,461)
Increase (decrease) in accrued corporate income taxes                    (998)        4,200
Increase (decrease) in due to pension plan                             (7,500)       (7,500)
                                                                    ---------     ---------

          Total adjustments                                           103,422       (83,017)
                                                                    ---------     ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       94,164       (32,880)
                                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets                                             (62,538)      (57,403)
                                                                    ---------     ---------

NET CASH USED IN INVESTING ACTIVITIES                               $ (62,538)    $ (57,403)
                                                                    =========     =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                           Three Months Ended
                                                         ----------------------
                                                          June 27,     June 28,
                                                            2003         2002
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                                $  16,790    $    --
Principal payments on notes payable                         (5,139)      (6,336)
Proceeds from accounts receivable financing                (44,234)     112,756
Increase (decrease) on loan payable                           --        (15,173)
                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (32,583)      91,247
                                                         ---------    ---------

INCREASE (DECREASE) IN CASH                                   (957)         964

CASH, beginning of period                                    5,565        2,875
                                                         ---------    ---------

CASH, end of period                                      $   4,608    $   3,839
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the three months for:

     Interest                                            $  20,813    $  26,348
                                                         =========    =========

     Income Taxes                                        $   5,198    $    --
                                                         =========    =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1- INTERIM RESULTS AND BASIS OF PRESENTATION

      The accompanying unaudited financial statements as of June 27, 2003 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 27, 2003 and the results of operations and cash flows for the three month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 27, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 28, 2003 has been derived from the audited financial statements at that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of IEH Corporation as of March 28, 2003 and notes thereto included in the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      Accounting Period:

      The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31st. For the year ended March 26, 2004, the year is comprised of 52 weeks. The year ended March 28, 2003 was comprised of 52 weeks.

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

      Concentration of Credit Risk:

      The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either June 27, 2003 or March 28, 2003.

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

      Net Income Per Share:

      The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
      (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 27, 2003 and June 28, 2002, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

      Impairment of Long-Lived Assets:

      SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the three months ended June 27, 2003 and June 28, 2002.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      Reporting Comprehensive Income:

      The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended June 27, 2003 and June 28, 2002.

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

Note 3 - INVENTORIES:

      Inventories are comprised of the following:

                                              June 27,           March 28,
                                                2003               2003
                                             ----------         ----------

      Raw materials                          $  687,438         $  709,647
      Work in progress                          272,296            281,075
      Finished goods                             95,266             98,353
                                             ----------         ----------
                                             $1,055,000         $1,089,075
                                             ==========         ==========

      Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of June 27, 2003 was $12,000. At March 28, 2003, the balance of this reserve was $0.

      Inventories at June 27, 2003 and March 28, 2003 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

      Prepaid expenses and other current assets are comprised of the following:

                                                     June 27,    March 28,
                                                       2003        2003
                                                    ---------    ---------

      Prepaid insurance                             $  36,348    $  49,816
      Prepaid corporate taxes                           3,737        3,737
      Other current assets                             14,967          169
                                                    ---------    ---------
                                                    $  55,052    $  53,722
                                                    =========    =========

Note 5 - OTHER CURRENT LIABILITIES:

      Other current liabilities are comprised of the following:

                                                     June 27,    March 28,
                                                       2003        2003
                                                    ---------    ---------

      Payroll and vacation accruals                 $  40,881    $  77,622
      Sales commissions                                11,950       13,795
      Other                                            70,077       68,416
                                                    ---------    ---------
                                                    $ 122,908    $ 159,833
                                                    =========    =========

Note 6 - NOTES PAYABLE EQUIPMENT:

      The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at June 27, 2003 amounted to $36,451.

      Aggregate future principal payments are as follows:

      Fiscal year ended March 31,
      2004                                     $  14,358
      2005                                        10,213
      2006                                         4,325
      2007                                         3,358
      Thereafter                                   4,197
                                               ----------
                                               $  36,451
                                               ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7- ACCOUNTS RECEIVABLE FINANCING:

      The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a minimum of 12% per annum. At June 27, 2003 the amount outstanding with the factor was $668,425 as compared to $712,659 at March 28, 2003. The loan is secured by the Company's accounts receivables and inventories.

Note 8- 2001 EMPLOYEE STOCK OPTION PLAN:

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

      The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 27, 2003 no options had been granted under the plan.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - COMMITMENTS:

      The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

      The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:

      Fiscal year ending March,

      2004                               $  84,573
      2005                                 112,764
      2006                                 112,764
      2007                                 112,764
      2008                                 112,764
      2009                                 112,764
      2010                                 112,764
      2011                                  75,176
                                         ---------
                                         $ 836,333
                                         =========

      The rental expense for the three months ended June 27, 2003 for this lease was $28,191.

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

      The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $14,117 for the three months ended June 27, 2003 and $11,674 for the three months ended June 28, 2002.

      As of June 27, 2003, the Company reported arrears with respect to its contributions to the Union's Health and Welfare plan. The amount due the Health and Welfare plan was $36,328.

      The total amount due of $36,328 is reported on the accompanying balance sheet as follows: $30,000 as a current liability and $6,328 as a long term liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - COMMITMENTS (continued):

      In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

      The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 15 months.

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

      In addition, to the above referenced monthly payments, the Company will make balloon payments of $25,000 each on the following dates:

          January 1, 2004
          May 1, 2004
          May 1, 2005
          January 1, 2006

      The Company will also grant the PBGC a lien on the Company's machinery and equipment.

      As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported on the accompanying balance sheet as follows:
      $70,000 as a current liability and $174,000 as a long term liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10 - CHANGES IN STOCKHOLDERS' EQUITY:

      Retained earnings (deficit) increased by $9,258, which represents the net loss for the three months ended June 27, 2003.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      CRITICAL ACCOUNTING POLICIES (CONTINUED)

      Concentration of Credit Risk:

      The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either June 27, 2003 or March 28, 2003.

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

      Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 27, 2003 and June 28, 2002, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

      Impairment of Long-Lived Assets:

      SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the three months ended June 27, 2003 and June 28, 2002.

      Reporting Comprehensive Income:

      The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended June 27, 2003 and June 28, 2002.

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

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                     Three Months Ended
                                                                    ---------------------
                                                                    June 27,     June 28,
                                                                      2003         2002
                                                                    --------     --------
      Operating Revenues (in thousands)                             $  1,222     $  1,212
                                                                    --------     --------
      Operating Expenses: (as a percentage of operating revenues)
      Cost of Products Sold                                             74.0%        72.2%
      Selling, General and Administrative                               19.8%        16.3%
      Interest Expense                                                   2.4%         2.9%
      Depreciation and Amortization                                      4.2%         4.2%
                                                                    --------     --------
                Total Costs and Expenses                               100.4%        95.6%
                                                                    --------     --------

      Operating Income (loss)                                            (.4%)        4.4%

      Other Income                                                      --           --
                                                                    --------     --------

      Income (loss) before Income Taxes                                  (.4%)        4.4%

      Income Taxes                                                       (.3%)         .3%
                                                                    --------     --------

      Net Income (loss)                                                  (.7%)        4.1%
                                                                    ========     ========

      COMPARATIVE ANALYSIS-THREE MONTHS

      Operating revenues for the three months ended June 27, 2003 amounted to $1,222,252 reflecting a 1% increase versus the comparative three months operating revenues of $1,211,693. The increase is a direct result of an increase in commercial, governmental and military sales, during the three months ended June 27, 2003 as compared to the three months ended June 28, 2002.

      Cost of products sold amounted to $903,989 for the three months ended June 27, 2003 or 74.0% of operating revenues. This reflected an increase of $29,246 or 3.3% of the cost of products sold of $874,743 or 72.2% of operating revenues for the three months ended June 28, 2002.

      Selling, general and administrative expenses were $242,856 or 19.8% of revenues for the three months ended June 27, 2003 compared to $197,683 or 16.3% of revenues for the comparable three month period ended June 28, 2002. The increase of $45,173 or 22.9% was primarily due to an increase in travel during the three months ended June 27, 2003.

                                 IEH CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS

      COMPARATIVE ANALYSIS-THREE MONTHS (Continued)

      Interest expense was $29,798 or 2.4% of revenues for the period ended June 27, 2003 as compared to $34,650 or 2.9 % of revenues in the three month period ended June 28, 2002.

      Depreciation and amortization of $50,700 or 4.2% of revenues was reported for the three month period ended June 27, 2003 . This reflects a minimal increase from the comparable three month period ended June 28, 2002 of $50,400 or 4.2% of revenues.

      The Company reported a net loss of $9,258 for the three months ended June 27, 2003, representing basic loss per common share of $ .004 as compared to a net income of $50,137 or $.022 per common share for the three months ended June 28, 2002.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company reported working capital deficit as of June 27, 2003 of $124,020 as compared to a working capital deficit of $74,495 at March 28, 2003. The decrease in working capital of $49,525 was attributable to the following items:

          Net income (loss)
            (excluding depreciation and amortization)                 $  (9,258)
          Capital expenditures                                          (62,538)
          Other transactions                                             22,271
                                                                      ---------
                                                                      $ (49,525)
                                                                      =========

      As a result of the above, the current ratio (current assets to current liabilities) was .93 to 1.0 as of June 27, 2003 as compared to .97 to 1.0 at March 28, 2003. Current liabilities at June 27, 2003 were $1,856,755 as compared to $1,992,702 at March 28, 2003.

      The Company expended $62,538 in capital expenditures in the three months ended June 27, 2003. Depreciation and amortization for the three months ended June 27, 2003 was $50,700.

      The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a minimum of 12% per annum. The agreement had an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At June 27, 2003 the amount outstanding was $668,425 as compared to $712,659 at March 28, 2003.

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

      The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $14,117 for the three months ended June 27, 2003 and $11,674 for the three months ended June 28, 2002.

      As of June 27, 2003, the Company reported arrears with respect to its contributions to the Union's Health & Welfare plan. The amount due the Health & Welfare plan was $36,328.

      The total amount due of $36,328 is reported on the accompanying balance sheet as follows: $30,000 as a current liability and $6,328 as a long term liability.

      In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

      The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 15 months.

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

      In addition, to the above referenced monthly payments, the Company will make balloon payments of $25,000 each on the following dates:

            January 1, 2004
            May 1, 2004
            May 1, 2005
            January 1, 2006

      The Company will also grant the PBGC a lien on the Company's machinery and equipment.

      As a result of this agreement the amount due the PBGC has been restated to $244,000 and is reported on the accompanying balance sheet as follows:
      $70,000 as a current liability and the balance of $174,000 as a long term liability.

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

      Item 3 Controls and Procedures

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

      Not applicable

      Item 3. Defaults Upon Senior Securities

      None

      Item 4. Submission of Matters to a Vote of Shareholders

      None. The Company's Annual Meeting of Shareholders has been scheduled for Friday October 10, 2003 for record holders as of Friday, August 29, 2003. The Board of Directors anticipates that the only matters to be acted upon will be the election of directors.

      Item 5. Other Matters.

      None

      Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Item 31.1 Certifications Pursuant to Section 302 of the Sarbanes Oxley Act

      Item 31.2 Certifications Pursuant to Section 302 of the Sarbanes Oxley Act

      Item 32. Certifications Pursuant to Section 906 of the Sarbanes Oxley Act

      (b) Reports on Form 8-K during Quarter

      None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IEH CORPORATION
                                           (Registrant)


August 7, 2003                             /s/ Michael Offerman
                                           --------------------------------
                                           Michael Offerman
                                           President

August 7, 2003                             /s/ Robert Knoth
                                           --------------------------------
                                           Robert Knoth
                                           Chief Financial Officer