Form 10-Q
period 2003-09-26
IEH CORPORATION
filed 2003-11-07
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

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


-------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

      Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes |X|                  No |_|

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 26, 2003.

                                 IEH CORPORATION

                                    CONTENTS

                                                                                    Page
                                                                                   Number
                                                                                   ------

Part I  - FINANCIAL INFORMATION

ITEM 1  - FINANICAL STATEMENTS

          Balance Sheets as of September 26, 2003 (Unaudited) and March 28, 2003      2

          Statement of Operations (Unaudited) for the three and six months ended
              September 26, 2003 and September 27, 2002.                              4

          Statement of Cash Flows (Unaudited) for the six months ended
              September 26, 2003 and September 27, 2002.                              5

          Notes to Financial Statements (Unaudited)                                   7

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              16

ITEM 3. - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                           24

Item 2.  Changes in Securities and Use of Proceeds                                   24

Item 3.  Default Upon Senior Securities                                              24

Item. 4  Submission of Matters to a Vote of Security Holders                         25

Item 5.  Other Information                                                           25

Item 6.  Exhibits and Reports on Form 8-K                                            25

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 26, 2003 and March 28, 2003

                                                              Sept. 26,     March 28,
                                                                2003          2003
                                                             -----------   -----------
                                                             (Unaudited)    (Note 1)

                      ASSETS

CURRENT ASSETS:
Cash                                                         $     3,415   $     5,565
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at September 26, 2003 and March 28, 2003           642,784       769,845
Inventories (Note 3)                                             973,248     1,089,075
Prepaid expenses and other current assets (Note 4)                35,043        53,722
                                                             -----------   -----------
          Total current assets                                 1,654,490     1,918,207
                                                             -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,890,965 at
   September 26, 2003 and $5,788,365 at March 28, 2003         1,122,000     1,119,513
                                                             -----------   -----------
                                                               1,122,000     1,119,513
                                                             -----------   -----------
OTHER ASSETS:
  Other assets                                                    42,417        42,430
                                                             -----------   -----------
                                                                  42,417        42,430
                                                             -----------   -----------
Total assets                                                 $ 2,818,907   $ 3,080,150
                                                             ===========   ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 26, 2003 and March 28, 2003

                                                                        Sept. 26,       March 28,
                                                                          2003            2003
                                                                       -----------     -----------
                                                                       (Unaudited)       (Note 1)

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 7)                                 $   660,702     $   712,659
Notes payable, equipment, current portion (Note 6)                          14,464          16,978
Accrued corporate income taxes                                              20,002          16,800
Due to union health and welfare plan, current portion (Note 9)              26,828          30,000
Accounts payable                                                           774,871       1,017,432
Pension plan payable, current portion (Note 9)                              75,000          39,000
Other current liabilities (Note 5)                                         149,334         159,833
                                                                       -----------     -----------
          Total current liabilities                                      1,721,201       1,992,702
                                                                       -----------     -----------
LONG-TERM LIABILITIES:
Pension Plan payable, less current portion (Note 9)                        167,000         205,000
Notes payable, equipment, less current portion (Note 6)                     15,386           7,822
Due to union health and welfare plan, less current portion (Note 9)             --          13,828
                                                                       -----------     -----------
          Total long-term liabilities                                      182,386         226,650
                                                                       -----------     -----------
          Total liabilities                                              1,903,587       2,219,352
                                                                       -----------     -----------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at September 26, 2003
and March 28, 2003                                                          23,035          23,035
Capital in excess of par value                                           2,744,573       2,744,573
Retained earnings (Deficit)                                             (1,852,288)     (1,906,810)
                                                                       -----------     -----------
          Total stockholders' equity                                       915,320         860,798
                                                                       -----------     -----------
          Total liabilities and stockholders' equity                   $ 2,818,907     $ 3,080,150
                                                                       ===========     ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 Six Months Ended           Three Months Ended
                                                 ----------------           ------------------
                                             Sept. 26,     Sept. 27,     Sept. 26,     Sept. 27,
                                               2003          2002          2003          2002
                                            -----------   -----------   -----------   -----------

REVENUE, net sales                          $ 2,513,820   $ 2,386,488   $ 1,291,568   $ 1,174,795
                                            -----------   -----------   -----------   -----------
COSTS AND EXPENSES

Cost of products sold                         1,815,971     1,749,429       911,982       874,686
Selling, general and administrative             476,012       407,523       233,155       209,840
Interest expense                                 56,368        66,275        26,570        31,625
Depreciation and amortization                   102,600       100,800        51,900        50,400
                                            -----------   -----------   -----------   -----------
                                              2,450,951     2,324,027     1,223,607     1,166,551
                                            -----------   -----------   -----------   -----------

OPERATING INCOME                                 62,869        62,461        67,961         8,244

OTHER INCOME                                         53           179            20            59
                                            -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                       62,922        62,640        67,981         8,303

PROVISION FOR INCOME TAXES                        8,400         8,400         4,200         4,200
                                            -----------   -----------   -----------   -----------

NET INCOME                                  $    54,522   $    54,240   $    63,781   $     4,103
                                            ===========   ===========   ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE        $      .024   $      .024   $      0.28   $      .002
                                            ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (in thousands)                        2,303         2,303         2,303         2,303
                                            ===========   ===========   ===========   ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                       Six months Ended
                                                                   ------------------------
                                                                    Sept. 26,     Sept. 27,
                                                                      2003          2002
                                                                   ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   54,522    $   54,240
                                                                   ----------    ----------
Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization                                         102,600       100,800

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                            127,061       (36,194)
(Increase) decrease inventories                                       115,827       (21,134)
(Increase) decrease in prepaid expenses and other current assets       18,679        25,230
(Increase) decrease in other assets                                        13           571

Increase (decrease) in accounts payable                              (242,561)       54,118
Increase (decrease) in other current liabilities                      (10,499)      (13,770)
Increase (decrease) in accrued corporate income taxes                   3,202         8,030
Increase (decrease) in union health and welfare plan                  (17,000)      (15,000)
Increase (decrease) in due to pension plan payable                     (2,000)           --
                                                                   ----------    ----------
          Total adjustments                                            95,322       102,651
                                                                   ----------    ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      149,844       156,891
                                                                   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets                                            (105,087)     (116,433)
                                                                   ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                              $ (105,087)   $ (116,433)
                                                                   ==========    ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                            Six months Ended
                                                         ----------------------
                                                         Sept. 26,    Sept. 27,
                                                           2003         2002
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in notes payable                                $  16,790    $      --
Principal payments on notes payable                        (11,740)     (12,627)
Proceeds from accounts receivable financing                (51,957)       1,006
Increase (decrease) on loan payable                             --      (25,289)
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (46,907)     (36,910)
                                                         ---------    ---------
INCREASE (DECREASE) IN CASH                                 (2,150)       3,548

CASH, beginning of period                                    5,565        2,875
                                                         ---------    ---------
CASH, end of period                                      $   3,415    $   6,423
                                                         =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the six months for:

     Interest                                            $  48,254    $  58,511
                                                         =========    =========
     Income Taxes                                        $      --    $     370
                                                         =========    =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1- INTERIM RESULTS AND BASIS OF PRESENTATION

      The accompanying unaudited financial statements as of September 26, 2003 and September 27, 2002 and for the six month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 26, 2003 and September 27, 2002 and the results of operations and cash flows for the six month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 26, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 28, 2003 has been derived from the audited financial statements at that date.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      Accounting Period:

      The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31st. For the year ending March 26, 2004, the year is comprised of 52 weeks. The year ended March 28, 2003 was comprised of 52 weeks.

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

      Concentration of Credit Risk:

      The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either September 26, 2003 or March 28, 2003.

      Property, Plant and Equipment:

      Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the Modified Accelerated Cost Recovery System (MACRS) method over the estimated useful lives (5-7 years) of the related assets.

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

      Net Income Per Share:

      The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
      (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 26, 2003 and September 27, 2002, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

      Impairment of Long-Lived Assets:

      SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the six months ended September 26, 2003 and September 27, 2002.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      Reporting Comprehensive Income:

      The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the six months ended September 26, 2003 and September 27, 2002.

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

Note 3 - INVENTORIES:

      Inventories are comprised of the following:

                                                 Sept. 26,      March 28,
                                                   2003           2003
                                                -----------    -----------

      Raw materials                             $   634,168    $   709,647
      Work in progress                              251,195        281,075
      Finished goods                                 87,885         98,353
                                                -----------    -----------
                                                $   973,248    $ 1,089,075
                                                ===========    ===========

      Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of September 26, 2003 was $24,000. At March 28, 2003, the balance of this reserve was $0.

      Inventories at September 26, 2003 and March 28, 2003 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

      Prepaid expenses and other current assets are comprised of the following:

                                                    Sept. 26,    March 28,
                                                      2003         2003
                                                    ---------    ---------

      Prepaid insurance                             $  13,169    $  49,816
      Prepaid corporate taxes                           5,288        3,737
      Other current assets                             16,586          169
                                                    ---------    ---------
                                                    $  35,043    $  53,722
                                                    =========    =========

Note 5 - OTHER CURRENT LIABILITIES:

      Other current liabilities are comprised of the following:

                                                    Sept. 26,    March 28,
                                                      2003         2003
                                                    ---------    ---------

      Payroll and vacation accruals                 $  65,841    $  77,622
      Sales commissions                                11,158       13,795
      Other                                            72,335       68,416
                                                    ---------    ---------
                                                    $ 149,334    $ 159,833
                                                    =========    =========


Note 6 - NOTES PAYABLE EQUIPMENT:

      The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at September 26, 2003 amounted to $29,850.

      Aggregate future principal payments are as follows:

      Fiscal year ending March 31,
      2004                                          $  8,830
      2005                                            10,213
      2006                                             4,325
      2007                                             3,358
      Thereafter                                       3,124
                                                    --------
                                                    $ 29,850
                                                    ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7- ACCOUNTS RECEIVABLE FINANCING:

      The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a minimum of 12% per annum. At September 26, 2003 the amount outstanding with the factor was $660,702 as compared to $712,659 at March 28, 2003. The loan is secured by the Company's accounts receivables and inventories.

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

      The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 26, 2003 no options had been granted under the plan.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - COMMITMENTS:

      The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

      The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:

      Fiscal year ending March,

      2004                                         $  56,382
      2005                                           112,764
      2006                                           112,764
      2007                                           112,764
      2008                                           112,764
      2009                                           112,764
      2010                                           112,764
      2011                                            75,176
                                                   ---------
                                                   $ 808,142
                                                   =========

      The rental expense for the six months ended September 26, 2003 for this lease was $56,382.

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

      The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $25,150 for the six months ended September 26, 2003 and $21,642 for the six months ended September 27, 2002.

      As of September 26, 2003, the Company reported arrears with respect to its contributions to the Union's Health and Welfare plan. The amount due the Health and Welfare plan was $26,828.

      The total amount due of $26,828 is reported on the accompanying balance sheet as a current liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - COMMITMENTS (continued):

      In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

      The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 11 months.

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

      In addition, to the above referenced monthly payments, the Company will make balloon payments of $25,000 each on the following dates:

            January 1, 2004
            May 1, 2004
            May 1, 2005
            January 1, 2006

      The Company also granted the PBGC a lien on the Company's machinery and equipment.

      As a result of this agreement the amount due the PBGC was restated to $244,000. The first payment of $2,000 was made on September 1, 2003, reducing the balance of $242,000 as of September 26, 2003. The balance of $242,000 is reported on the accompanying balance sheet as follows: $75,000 as a current liability and $167,000 as a long-term liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10 - CHANGES IN STOCKHOLDERS' EQUITY:

      Retained earnings (deficit) decreased by $54,522, which represents the net income for the six months ended September 26, 2003.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:

The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either September 26, 2003 or March 28, 2003.

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

Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 26, 2003 and September 27, 2002, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the six months ended September 26, 2003 and September 27, 2002.

Reporting Comprehensive Income:

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the six months ended September 26, 2003 and September 27, 2002.

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

                                 IEH CORPORATION

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the six months ended September 26, 2003 compared to the six months ended September 27, 2002

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                       Six months Ended
                                                                   -----------------------
                                                                    Sept. 26,    Sept. 27,
                                                                      2003         2002
                                                                    ---------    ---------

      Operating Revenues (in thousands)                             $   2,514    $   2,386
                                                                    ---------    ---------
      Operating Expenses: (as a percentage of operating revenues)
      Cost of Products Sold                                             72.24%       73.31%
      Selling, General and Administrative                               18.94%       17.08%
      Interest Expense                                                   2.24%        2.78%
      Depreciation and Amortization                                      4.08%        4.21%
                                                                    ---------    ---------
                Total Costs and Expenses                                97.50%       97.38%
                                                                    ---------    ---------
      Operating Income (loss)                                            2.50%        2.62%

      Other Income                                                        .00%         .00%
                                                                    ---------    ---------
      Income (loss) before Income Taxes                                  2.50%        2.62%

      Income Taxes                                                        .33%         .35%
                                                                    ---------    ---------
      Net Income (loss)                                                  2.17%        2.27%
                                                                    =========    =========

COMPARATIVE ANALYSIS-SIX MONTHS

Operating revenues for the six months ended September 26, 2003 amounted to $2,513,820 reflecting a 5.3 % increase versus the comparative six months operating revenues of $2,386,488. The increase is a direct result of an increase in commercial, governmental and military sales, during the six months ended September 26, 2003 as compared to the six months ended September 27, 2002.

Cost of products sold amounted to $1,815,971 for the six months ended September 26, 2003 or 72.24% of operating revenues. This reflected an increase of $66,542 or 3.8% of the cost of products sold of $1,749,429 or 73.31% of operating revenues for the six months ended September 27, 2002.

Selling, general and administrative expenses were $476,012 or 18.94% of revenues for the six months ended September 26, 2003 compared to $407,523 or 17.08% of revenues for the comparable six month period ended September 27, 2002. The increase of $68,489 or 16.81% was primarily due to an increase in travel during the six months ended September 26, 2003.

                                 IEH CORPORATION

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

COMPARATIVE ANALYSIS-SIX MONTHS (Continued)

Interest expense was $56,368 or 2.24% of revenues for the period ended September 26, 2003 as compared to $66,275 or 2.78% of revenues in the six-month period ended September 27, 2002.

Depreciation and amortization of $102,600 or 4.08% of revenues were reported for the six -month period ended September 26, 2003. This reflects a minimal increase from the comparable six- month period ended September 27, 2002 of $100,800 or 4.21% of revenues.

The Company reported net income of $54,522 for the six months ended September 26, 2003, representing basic earnings per common share of $.024 as compared to a net income of $54,240 or $.024 per common share for the six months ended September 27, 2002.

COMPARATIVE ANALYSIS-THREE MONTHS

For the three months ended September 26, 2003 compared to the three months ended September 27, 2002:

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                      Three Months Ended
                                                                    ----------------------
                                                                    Sept. 26,    Sept. 27,
                                                                      2003         2002
                                                                    ---------    ---------

      Operating Revenues (in thousands)                             $   1,292    $   1,175
                                                                    ---------    ---------
      Operating Expenses: (as a percentage of operating revenues)
      Cost of Products Sold                                             70.61%       74.45%
      Selling, General and Administrative                               18.00%       17.81%
      Interest Expense                                                   2.06%        2.69%
      Depreciation and Amortization                                      4.02%        4.29%
                                                                    ---------    ---------
                Total Costs and Expenses                                94.69%       99.24%
                                                                    ---------    ---------
      Operating Income (loss)                                            5.31%         .76%

      Other Income                                                        .00%         .00%
                                                                    ---------    ---------
      Income (loss) before Income Taxes                                  5.31%         .76%

      Income Taxes                                                        .33%         .36%
                                                                    ---------    ---------
      Net Income (loss)                                                  4.98%         .40%
                                                                    =========    =========

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

COMPARATIVE ANALYSIS -THREE MONTHS (Continued)

Operating revenues for the three months ended September 26, 2003 amounted to $1,291,568, reflecting a 9.94% increase versus the comparative three months ended September 27, 2002 operating revenues of $1,174,795. The increase is a direct result of an increase in commercial, governmental and military orders during the quarter ended September 26, 2003.

Cost of products sold amounted to $911,982 for the three months ended September 26, 2003 or 70.61% of operating revenues. This reflected an increase of $37,296 or 4.26% of the cost of products sold of $874,686 or 74.45% for the three months ended September 27, 2002. The increase represents the additional cost necessary to support the increase in sales.

Selling, general and administrative expenses for the three months ended September 26, 2003 were $233,155 or 18.00% of revenues compared to $209,840 or 17.81% of revenues for the comparable three-month period ended September 27, 2002. This reflected an increase of $23,315 or 11.11% and reflects increases in administrative and travel expenses.

Interest expense was $26,570 or 2.06% of revenues for the period ended September 26, 2003 as compared to $31,625 or 2.69% of revenues in the three-month period ended September 27, 2002. The decrease in interest is associated with the Company's full repayment of its loans payable.

Depreciation and amortization of $51,900 or 4.02% of revenues was reported for the three-month period ended September 26, 2003. This reflects an increase of $1,500 or 2.98% from the comparable three-month period ended September 27, 2002 of $50,400 or 4.29% of revenues. The increase is a result of some new equipment being purchased during the period ended September 30, 2003.

The Company reported net income of $63,781 for the three months ended September 26, 2003, representing basic earnings per common share of $.28 as compared to basic income of $4,103 or $.002 per common share for the three months ended September 27, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported working capital deficit as of September 26, 2003 of $66,711 as compared to a working capital deficit of $74,495 at March 28, 2003. The decrease in working capital deficit of $7,784 was attributable to the following items:

      Net income (loss)
        (excluding depreciation and amortization)               $  54,522
      Capital expenditures                                       (105,087)
      Other transactions                                           58,349
                                                                ---------
                                                                $   7,784
                                                                =========

As a result of the above, the current ratio (current assets to current liabilities) was .96 to 1.0 as of September 26, 2003 as compared to .97 to 1.0 at March 28, 2003. Current liabilities at September 26, 2003 were $1,721,201 as compared to $1,992,702 at March 28, 2003.

The Company expended $105,087 in capital expenditures in the six months ended September 26, 2003. Depreciation and amortization for the six months ended September 26, 2003 was $102,600.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a minimum of 12% per annum. The agreement had an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At September 26, 2003 the amount outstanding was $660,702 as compared to $712,659 at March 28, 2003.

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

The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $25,150 for the six months ended September 26, 2003 and $21,642 for the six months ended September 27, 2002.

As of September 26, 2003, the Company reported arrears with respect to its contributions to the Union's Health & Welfare plan. The amount due the Health & Welfare plan was $26,828.

The total amount due of $26,828 is reported on the accompanying balance sheet as a current liability.

In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 11 months.

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

In addition, to the above referenced monthly payments, the Company will make balloon payments of $25,000 each on the following dates:

            January 1, 2004
            May 1, 2004
            May 1, 2005
            January 1, 2006

The Company also granted the PBGC a lien on the Company's machinery and equipment.

As a result of this agreement the amount due the PBGC was restated to $244,000. The first payment of $2,000 was made on September 1, 2003, reducing the balance to $242,000 as of September 26, 2003. The balance of $242,000 is reported on the accompanying balance sheet as follows: $75,000 as a current liability and the balance of $167,000 as a long-term liability.

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

While the Company has in the past increased its prices to customers, it has maintained its relative competitive price position. However, significant decreases in government, military subcontractor spending have provided excess production capacity in the industry which has tightened pricing margins.

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

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Shareholders

The Company's Annual Meeting of Shareholders was held on Friday October 10, 2003 for record holders as of Friday, August 29, 2003. The only matter acted upon was the election of one director to the Board of Directors for a two year term.

The only director elected was Alan Gottleib who received 1,944,082 votes (94%) and of which only 107,326 withheld their votes.

An aggregate of 2,051,408 shares were present in person or by proxy at the meeting, representing approximately 89% of the total shares outstanding

Item 5. Other Matters.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Item 31.1 Certifications Pursuant to Section 302 of the Sarbanes Oxley Act

Item 31.2 Certifications Pursuant to Section 302 of the Sarbanes Oxley Act

Item 32 Certifications Pursuant to Section 906 of the Sarbanes Oxley Act

(b) Reports on Form 8-K during Quarter

None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     IEH CORPORATION
                                                     (Registrant)


November  7, 2003                                    /s/ Michael Offerman
                                                     --------------------
                                                     Michael Offerman
                                                     President


November  7, 2003                                    /s/ Robert Knoth
                                                     --------------------
                                                     Robert Knoth
                                                     Chief Financial Officer