Form 10QSB
period 2003-12-26
IEH CORPORATION
filed 2004-02-09
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2003

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

            Yes |X|     No |_|

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 26, 2003.

                                 IEH CORPORATION

                                    CONTENTS

                                                                                  Page
                                                                                 Number
                                                                                 ------
Part I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

         Balance Sheets as of December 26, 2003 (Unaudited) and March 28, 2003      1

         Statement of Operations (Unaudited) for the three and nine months ended
              December 26, 2003 and December 27, 2002.                              3

         Statement of Cash Flows (Unaudited) for the nine months ended
              December 26, 2003 and December 27, 2002.                              4

         Notes to Financial Statements (Unaudited)                                  6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             15

Part II - OTHER INFORMATION

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 26, 2003 and March 28, 2003


                                                                         Dec. 26,       March 28,
                                                                           2003           2003
                                                                        ----------     ----------
                                                                       (Unaudited)      (Note 1)
                                  ASSETS

CURRENT ASSETS:
Cash                                                                    $    2,824     $    5,565
Accounts receivable, less allowances for doubtful accounts of
    $10,062 at December 26, 2003 and March 28, 2003                        551,396        769,845
Inventories (Note 3)                                                       920,600      1,089,075
Prepaid expenses and other current assets (Note 4)                          34,256         53,722
                                                                        ----------     ----------

          Total current assets                                           1,509,076      1,918,207
                                                                        ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $5,942,565 at December 26, 2003
   and $5,788,365 at March 28, 2003                                      1,148,420      1,119,513
                                                                        ----------     ----------
                                                                         1,148,420      1,119,513
                                                                        ----------     ----------

OTHER ASSETS:
  Other assets                                                              42,551         42,430
                                                                        ----------     ----------
                                                                            42,551         42,430
                                                                        ----------     ----------

Total assets                                                            $2,700,047     $3,080,150
                                                                        ==========     ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 26, 2003 and March 28, 2003

                                                                                      Dec. 26,         March 28,
                                                                                        2003             2003
                                                                                    -----------      -----------
                                                                                    (Unaudited)        (Note 1)

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing (Note 7)                                              $   661,390      $   712,659
Notes payable, equipment, current portion (Note 6)                                       11,903           16,978
Accrued corporate income taxes                                                           22,600           16,800
Due to union health and welfare plan, current portion (Note 9)                           16,328           30,000
Accounts payable                                                                        687,993        1,017,432
Pension plan payable, current portion (Note 9)                                           78,000           39,000
Other current liabilities (Note 5)                                                      122,070          159,833
                                                                                    -----------      -----------

          Total current liabilities                                                   1,600,284        1,992,702
                                                                                    -----------      -----------

LONG-TERM LIABILITIES:
Pension Plan payable, less current portion (Note 9)                                     158,000          205,000
Notes payable, equipment, less current portion (Note 6)                                  13,374            7,822
Due to union health and welfare plan, less current portion (Note 9)                          --           13,828
                                                                                    -----------      -----------
          Total long-term liabilities                                                   171,374          226,650
                                                                                    -----------      -----------

          Total liabilities                                                           1,771,658        2,219,352
                                                                                    -----------      -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at December 26, 2003 and March 28, 2003          23,035           23,035
Capital in excess of par value                                                        2,744,573        2,744,573
Retained earnings (Deficit)                                                          (1,839,219)      (1,906,810)
                                                                                    -----------      -----------
          Total stockholders' equity                                                    928,389          860,798
                                                                                    -----------      -----------

          Total liabilities and stockholders' equity                                $ 2,700,047      $ 3,080,150
                                                                                    ===========      ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              Nine Months Ended              Three Months Ended
                                              -----------------              ------------------
                                           Dec. 26,        Dec. 27,        Dec. 26,        Dec. 27,
                                             2003           2002             2003            2002
                                         -----------     -----------     -----------     -----------
REVENUE, net sales                       $ 3,739,711     $ 3,562,562     $ 1,225,891     $ 1,176,074
                                         -----------     -----------     -----------     -----------

COSTS AND EXPENSES

Cost of products sold                      2,709,927       2,629,573         893,956         880,144
Selling, general and administrative          714,441         618,262         238,429         210,739
Interest expense                              81,230          98,116          24,862          31,841
Depreciation and amortization                154,200         151,200          51,600          50,400
                                         -----------     -----------     -----------     -----------
                                           3,659,798       3,497,151       1,208,847       1,173,124
                                         -----------     -----------     -----------     -----------

OPERATING INCOME                              79,913          65,411          17,044           2,950

OTHER INCOME                                     278             237             225              58
                                         -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                    80,191          65,648          17,269           3,008

PROVISION FOR INCOME TAXES                    12,600          12,600           4,200           4,200
                                         -----------     -----------     -----------     -----------

NET INCOME                               $    67,591     $    53,048     $    13,069     $    (1,192)
                                         ===========     ===========     ===========     ===========

BASIC AND DILUTED EARNINGS PER SHARE     $      .029     $      .023     $      .006     $     (.001)
                                         ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING (in thousands)                     2,303           2,303           2,303           2,303
                                         ===========     ===========     ===========     ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                      ------------------------
                                                                       Dec. 26,       Dec. 27,
                                                                         2003           2002
                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  67,591      $  53,048
                                                                      ---------      ---------

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                           154,200        151,200

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                              218,449        (81,605)
(Increase) decrease inventories                                         168,475        (43,861)
(Increase) decrease in prepaid expenses and other current assets         19,466         (5,013)
(Increase) decrease in other assets                                        (121)         1,188
Increase (decrease) in accounts payable                                (329,429)        18,030
Increase (decrease) in other current liabilities                        (37,763)       (33,394)
Increase (decrease) in accrued corporate income taxes                     5,800         12,600
Increase (decrease) in union health and welfare plan                    (27,500)       (22,500)
Increase (decrease) in due to pension plan payable                       (8,000)            --
                                                                      ---------      ---------

          Total adjustments                                             163,577         (3,355)
                                                                      ---------      ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        231,168         49,693
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                            (183,107)      (160,086)
                                                                      ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                                 $(183,107)     $(160,086)
                                                                      =========      =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                            Nine Months Ended
                                                        -----------------------
                                                         Dec. 26,      Dec. 27,
                                                           2003          2002
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                               $  16,790     $      --
Principal payments on notes payable                       (16,323)      (18,966)
Proceeds from accounts receivable financing               (51,269)      155,748
Increase (decrease) on loan payable                            --       (25,289)
                                                        ---------     ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (50,802)      111,493
                                                        ---------     ---------

INCREASE (DECREASE) IN CASH                                (2,741)        1,100

CASH, beginning of period                                   5,565         2,875
                                                        ---------     ---------

CASH, end of period                                     $   2,824     $   3,975
                                                        =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the nine months for:

     Interest                                           $  73,517     $  89,369
                                                        =========     =========

     Income Taxes                                       $      --     $     943
                                                        =========     =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-     INTERIM RESULTS AND BASIS OF PRESENTATION

            The accompanying unaudited financial statements as of December 26, 2003 and December 27, 2002 and for the nine month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 26, 2003 and December 27, 2002 and the results of operations and cash flows for the nine month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended December 26, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 28, 2003 has been derived from the audited financial statements at that date.

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

            Concentration of Credit Risk:

            The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either December 26, 2003 or March 28, 2003.

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

            Net Income Per Share:

            The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 26, 2003 and December 27, 2002, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

            Impairment of Long-Lived Assets:

            SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no, long-lived asset impairments recognized by the Company for the nine months ended December 26, 2003 and December 27, 2002.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

            Reporting Comprehensive Income:

            The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the nine months ended December 26, 2003 and December 27, 2002.

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

Note 3 -    INVENTORIES:

            Inventories are comprised of the following:

                                       Dec. 26,         March 28,
                                         2003              2003
                                     ------------     ------------
            Raw materials            $    599,863     $    709,647
            Work in progress              237,607          281,075
            Finished goods                 83,130           98,353
                                     ------------     ------------
                                     $    920,600     $  1,089,075
                                     ============     ============

            Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of December 26, 2003 was $36,000. At March 28, 2003, the balance of this reserve was $0.

            Inventories at December 26, 2003 and March 28, 2003 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 -    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

            Prepaid expenses and other current assets are comprised of the following:

                                                Dec. 26,     March 28,
                                                  2003          2003
                                               ---------     ---------

            Prepaid insurance                  $  17,707     $  49,816
            Prepaid corporate taxes                5,288         3,737
            Other current assets                  11,261           169
                                               ---------     ---------
                                               $  34,256     $  53,722
                                               =========     =========

Note 5 -    OTHER CURRENT LIABILITIES:

            Other current liabilities are comprised of the following:

                                                Dec. 26,     March 28,
                                                  2003          2003
                                               ---------     ---------

            Payroll and vacation accruals      $  34,991     $  77,622
            Sales commissions                     10,781        13,795
            Other                                 76,298        68,416
                                               ---------     ---------

                                               $ 122,070     $ 159,833
                                               =========     =========

Note 6 -    NOTES PAYABLE EQUIPMENT:

            The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at December 26, 2003 amounted to $25,277.

            Aggregate future principal payments are as follows:

            Fiscal year ending March 31,
            2004                               $   4,145
            2005                                   9,991
            2006                                   4,102
            2007                                   3,136
            Thereafter                             3,903
                                               ---------
                                               $  25,277
                                               =========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7-     ACCOUNTS RECEIVABLE FINANCING:

            The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a minimum of 12% per annum. At December 26, 2003 the amount outstanding with the factor was $661,390 as compared to $712,659 at March 28, 2003. The loan is secured by the Company's accounts receivables and inventories.

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

            The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 26, 2003 no options had been granted under the plan.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 -    COMMITMENTS:

            The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

            The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:

            Fiscal year ending March,

            2004                                         $     28,191
            2005                                              112,764
            2006                                              112,764
            2007                                              112,764
            2008                                              112,764
            2009                                              112,764
            2010                                              112,764
            2011                                               75,176
                                                         ------------

                                                         $    779,951
                                                         ============

            The rental expense for the nine months ended December 26, 2003 for this lease was $84,573.

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

            The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $37,705 for the nine months ended December 26, 2003 and $32,785 for the nine months ended December 27, 2002.

            As of December 26, 2003, the Company reported arrears with respect to its contributions to the Union's Health and Welfare plan. The amount due the Health and Welfare plan was $16,328.

            The total amount due of $16,328 is reported on the accompanying balance sheet as a current liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 -    COMMITMENTS (continued):

            In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

            The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 7 months.

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

            As a result of this agreement the amount due the PBGC was restated to $244,000. The balance as of December 26, 2003 was $236,000. The balance of $236,000 is reported on the accompanying balance sheet as follows: $78,000 as a current liability and $158,000 as a long-term liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10 -   CHANGES IN STOCKHOLDERS' EQUITY:

            Retained earnings (deficit) decreased by $67,591, which represents the net income for the nine months ended December 26, 2003.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:

The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either December 26, 2003 or March 28, 2003.

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

Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 26, 2003 and December 27, 2002, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no, long-lived asset impairments recognized by the Company for the nine months ended December 26, 2003 and December 27, 2002.

Reporting Comprehensive Income:

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the nine months ended December 26, 2003 and December 27, 2002.

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

                                 IEH CORPORATION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

      RESULTS OF OPERATIONS

For the nine months ended December 26, 2003 compared to the nine months ended December 27, 2002

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                                Nine Months Ended
                                                                            ------------------------
                                                                             Dec. 26,       Dec. 27,
                                                                               2003           2002
                                                                            ---------      ---------
            Operating Revenues (in thousands)                               $   3,740      $   3,563
                                                                            ---------      ---------
            Operating Expenses: (as a percentage of operating revenues)
            Cost of Products Sold                                               72.46%          73.8%
            Selling, General and Administrative                                 19.10%          17.4%
            Interest Expense                                                     2.17%           2.8%
            Depreciation and Amortization                                        4.12%           4.2%
                                                                            ---------      ---------

                      Total Costs and Expenses                                  97.85%          98.2%
                                                                            ---------      ---------

            Operating Income (loss)                                              2.15%           1.8%

            Other Income                                                          .01%            --
                                                                            ---------      ---------

            Income (loss) before Income Taxes                                    2.16%           1.8%

            Income Taxes                                                          .34%            .4%
                                                                            ---------      ---------

            Net Income (loss)                                                    1.82%           1.4%
                                                                            =========      =========

COMPARATIVE ANALYSIS-NINE MONTHS

Operating revenues for the nine months ended December 26, 2003 amounted to $3,739,711 reflecting a 5% increase versus the comparative nine months operating revenues of $3,562,562. The increase is a direct result of an increase in commercial, governmental and military sales, during the nine months ended December 26, 2003 as compared to the nine months ended December 27, 2002.

Cost of products sold amounted to $2,709,927, for the nine months ended December 26, 2003 or 72.46% of operating revenues. This reflected an increase of $80,354 or 3% over the cost of products sold of $2,629,573 or 73.8% of operating revenues for the nine months ended December 27, 2002.

Selling, general and administrative expenses were $714,441 or 19.10% of revenues for the nine months ended December 26, 2003 as compared to $618,262 or 17.4% of revenues for the comparable nine month period ended December 27, 2002. The increase of $96,179 or 15.6% was primarily due to an increase in travel during the nine months ended December 26, 2003.

                                 IEH CORPORATION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS (Continued)

COMPARATIVE ANALYSIS-NINE MONTHS (Continued)

Interest expense was $81,230 or 2.17% of revenues for the period ended December 26, 2003 as compared to $98,116 or 2.8% of revenues in the nine months period ended December 27, 2002.

Depreciation and amortization of $154,200 or 4.12% of revenues were reported for the nine months period ended December 26, 2003. This reflects a minimal increase from the comparable nine months period ended December 27, 2002 of $151,200 or 4.2% of revenues.

The Company reported net income of $67,591 for the nine months ended December 26, 2003, representing basic earnings per common share of $.029 as compared to a net income of $53,048 or $.023 per common share for the nine months ended December 27, 2002.

COMPARATIVE ANALYSIS-THREE MONTHS

For the three months ended December 26, 2003 compared to the three months ended December 27, 2002:

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                                 Three Months Ended
                                                                            --------------------------
                                                                             Dec. 26,        Dec. 27,
                                                                               2003            2002
                                                                            ----------      ----------
            Operating Revenues (in thousands)                               $    1,226      $    1,176
                                                                            ----------      ----------

            Operating Expenses: (as a percentage of operating revenues)
            Cost of Products Sold                                                72.92%           74.8%
            Selling, General and Administrative                                  19.40%           17.9%
            Interest Expense                                                      2.03%            2.7%
            Depreciation and Amortization                                         4.21%            4.3%
                                                                            ----------      ----------
                      Total Costs and Expenses                                   98.56%           99.7%
                                                                            ----------      ----------

            Operating Income (loss)                                               1.44%             .3%

            Other Income                                                           .02%             --
                                                                            ----------      ----------

            Income (loss) before Income Taxes                                     1.46%             .3%

            Income Taxes                                                           .34%             .4%
                                                                            ----------      ----------

            Net Income (loss)                                                     1.12%           (0.1)%
                                                                            ==========      ==========

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

COMPARATIVE ANALYSIS -THREE MONTHS (Continued)

Operating revenues for the three months ended December 26, 2003 amounted to $1,225,891, reflecting a 4.24% increase versus the comparative three months ended December 27, 2002 operating revenues of $1,176,074. The increase is a direct result of an increase in commercial, governmental and military orders during the quarter ended December 26, 2003.

Cost of products sold amounted to $893,956 for the three months ended December 26, 2003 or 72.92% of operating revenues. This reflected an increase of $13,812 or 1.57% of the cost of products sold of $880,144 or 74.8% for the three months ended December 27, 2002. The increase represents the additional cost necessary to support the increase in sales.

Selling, general and administrative expenses for the three months ended December 26, 2003 were $238,429 or 19.40% of revenues compared to $210,739 or 17.9% of revenues for the comparable three-month period ended December 27, 2002. This reflected an increase of $27,690 or 13.14% and reflects increases in administrative and travel expenses.

Interest expense was $24,862 or 2.03% of revenues for the period ended December 26, 2003 as compared to $31,841 or 2.7% of revenues in the three-month period ended December 27, 2002. The decrease in interest is associated with the Company's full repayment of its loans payable.

Depreciation and amortization of $51,600 or 4.21% of revenues was reported for the three-month period ended December 26, 2003. This reflects an increase of $1,200 or 2.38% from the comparable three-month period ended December 27, 2002 of $50,400 or 4.3% of revenues. The increase is a result of new equipment purchased during the period ended December 26, 2003.

The Company reported net income of $13,069 for the three months ended December 26, 2003, representing basic earnings per common share of $.006 as compared to a basic loss of $1,192 or $.001 per common share for the three months ended December 27, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported working capital deficit as of December 26, 2003 of $91,208 as compared to a working capital deficit of $74,495 at March 28, 2003. The increase in working capital deficit of $16,713 was attributable to the following items:

            Net income (loss)
              (excluding depreciation and amortization)     $  67,591
            Capital expenditures                             (183,107)
            Other transactions                                 98,803
                                                            ---------
                                                            $ (16,713)
                                                            =========

As a result of the above, the current ratio (current assets to current liabilities) was .94 to 1.0 as of December 26, 2003 as compared to .97 to 1.0 at March 28, 2003. Current liabilities at December 26, 2003 were $1,600,284 as compared to $1,992,702 at March 28, 2003.

The Company expended $183,107 in capital expenditures in the nine months ended December 26, 2003. Depreciation and amortization for the nine months ended December 26, 2003 was $154,200.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a minimum of 12% per annum. The agreement had an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At December 26, 2003 the amount outstanding was $661,390 as compared to $712,659 at March 28, 2003.

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

The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $37,705 for the nine months ended December 26, 2003 and $32,785 for the nine months ended December 27, 2002.

As of December 26, 2003, the Company reported arrears with respect to its contributions to the Union's Health & Welfare plan. The amount due the Health & Welfare plan was $16,328.

The total amount due of $16,328 is reported on the accompanying balance sheet as a current liability.

In December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 7 months.

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

As a result of this agreement the amount due the PBGC was restated to $244,000. The balance as of December 26, 2003 was $236,000. The balance of $236,000 is reported on the accompanying balance sheet as follows: $78,000 as a current liability and the balance of $158,000 as a long-term liability.

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

      Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Item 31.1 Certifications Pursuant to Section 302 of the Sarbanes Oxley Act

      Item 31.2 Certifications Pursuant to Section 302 of the Sarbanes Oxley Act

      Item 32.1 Certification Pursuant to Section 906 of the Sarbanes Oxley Act

      Item 32.2 Certification Pursuant to Section 906 of the Sarbanes Oxley Act

      (b) Reports on Form 8-K during Quarter

      None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IEH CORPORATION
                                            (Registrant)


January 30, 2004                            /s/ Michael Offerman
----------------                            ---------------------------
                                            Michael Offerman
                                            President


January 30, 2004                            /s/ Robert Knoth
----------------                            ---------------------------
                                            Robert Knoth
                                            Chief Financial Officer