Form 10KSB
period 2004-03-26
IEH CORPORATION
filed 2004-07-08
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended March 26, 2004
                          --------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from   __________________ to ____________________

     Commission file number 0-5278
                            ------

                                 IEH CORPORATION
--------------------------------------------------------------------------------
(Name of Small Business Issuer in Its Charter)

           New York                                               13-5549348
 ------------------------------                               -----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

140 58th Street, Suite 8E, Brooklyn, New York                  11220
---------------------------------------------                  -----
(Address of Principal Executive Offices)                     (Zip Code)

          (718) 492-9673
--------------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

Title of each Class                Name of Each Exchange on Which Registered
None                               None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

     Indicated by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for past 90 days.

                      Yes    [X]                  No [_]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                      Yes    [X]                  No [_]


     The Registrant's revenues for its most recent fiscal year ended March 26, 2004 were $4,892,755.

     On June 30, 2004, the aggregate market value of the voting stock of Registrant held by non-affiliates of Registrant (consisting of Common Stock, $.01 par value) computed by reference to the closing price at which the stock was sold on June 29, 2004 (the date of the last reported transaction) ($0.40) was approximately $410,473.

     As of June 30, 2004, there were 2,303,468 shares of Common Stock issued and outstanding

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

     The Industry in Which the Company is Engaged

     The Company is engaged in the design, development, manufacture and distribution of high performance electronic printed circuit connectors and specialized interconnection devices. Electronic connectors and interconnection devices are used to provide connections between electronic component assemblies. The Company develops and manufactures connectors, which are designed for a variety of high technological and high performance applications. These connectors are primarily utilized by those users who require highly efficient and dense (the space between connection pins within the connector) electrical connections.

     Printed circuit boards in computers contain the components necessary to perform specific system sub-functions. These functions require connections, which relay information between electronic components and circuit boards, enabling the commands that are input by the user to be performed. Electronic connectors, in essence, enable circuit boards and electronic components to communicate with each other, via direct electrical connection. Connectors also are fundamental to modular construction of electronic assemblies enabling the disconnection and removal of circuit boards and other electronic components for testing, repair, and replacement.

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

     Constant advances in the design of solid-state devices have resulted in significantly denser component packaging configurations on circuit boards. Historically, a 5" X 8" circuit board may have consisted of thousands of circuits with 10 to 30 lines of communication. Under those conditions, an insertion force of one pound per contact for each of the communication lines formed a common and acceptable standard in connection devices. As a result of technological developments in recent years, the same 5" X 8" circuit board may contain hundreds of thousands of circuits with hundreds of communication lines, and an insertion force of one (1) ounce per contact as the standard in the industry.

     The Company's Product Line

     The Company primarily manufactures printed circuit board connectors that meet military or individual customer specifications. Certain of the Company's manufacturing and sales involve the competitive bidding process because of the military and/or government status of customers. The Company also manufactures a line of standard universal connectors, which have common usage in the high technology and commercial electronics industries.


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

     For the fiscal year ended March 26, 2004, the Company's principal customers included manufacturers of commercial electronics products, military defense contractors and distributors who service these markets. Sales to the commercial electronics and military defense markets comprised 22% and 77%, respectively, of the Company's net sales for the year ended March 26, 2004. Approximately 1% of the Company's net sales for the year March 26, 2004, were made internationally.

     New Product Development

     The Company maintains a program to increase the efficiency and performance of its connectors to meet anticipated and specific market needs. Computer and electronics technology is continuously changing and requires the redesign and development of connectors to adapt to these changes. Primarily, new technology has dictated a decrease in the size of solid-state electronic components and smaller and denser high performance connectors. Management believes that a key ingredient to the Company's success is its ability to assist customers with a new design effort and prepare necessary drawing packages in a short period of time. After the customer approves the design, prototypes are built, approved by the customer and production is released. As an example, six new connectors have been introduced to a major commercial account. The Company's design effort on this product line began mid-year 1994 and was recently completed.

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

     Several years ago, the Company designed and developed a form of compliant termination connector, which is named, "COMTAC". This product, which utilizes technology known as "Solderless Pin Technology", does not require the soldering of connector pins, but instead utilizes a spring type locking system in attaching the connector to the printed circuit board. This technology was patented in the United States under patent No. 4,720,268 and assigned to the Company on January 19, 1988. During the fiscal year ended March 26, 2004 sales of the COMTAC connectors accounted for over 12% of the Company's total sales. The Company has sent pre-production units for evaluation to certain customers and potential customers. Although there can be no assurance of future sales, the Company is optimistic that this new technology will lead to an increase in sales.

     Commitments

     The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $47,519 for the year ended March 26, 2004 and $43,019 for the year ended March 28, 2003.

     The Company had been in arrears with respect to its health and welfare for several years and in December 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy the debt by making payments of $2,500 each month until this total debt has been paid. As of March 26, 2004, the Company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $32,200. The total amount due of $32,200 is reported on the accompanying balance sheet as a current liability. Under the payment plan agreement, the projected payment schedule for arrears will satisfy the total debt in 13 months.

     On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits, which were and are currently due under the terms of the Plan.

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

     Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004 and May 1, 2004. The Company is also obligated to make additional balloon payments of $25,000 each on May 1, 2005 and January 1, 2006.

     Marketing and Sales

     The Company also granted the PBGC a lien on the Company's machinery and equipment, subject to the preexisting liens in favor of the UDC.

     As a result of this agreement the amount due the PBGC was restated to $244,000. $39,000 was paid during the year ended March 26, 2004. The balance of $205,000 is reported as follows: $56,000 as a current liability and $149,000 as a long-term liability.

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

     The Company's products are marketed to original equipment manufacturers directly and through distributors serving primarily the government, military, aerospace and commercial electronics markets. The Company is also involved in developing new connectors for specific uses, which result from changes in technology. This includes the COMTAC connectors. The Company assists customers in the development and design of connectors for specific customer applications. This service is marketed to customers who require the development of connectors and interconnection devices specially designed to accommodate the customers own products.

     The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 93% and 94% of the Company's net sales for the years ended March 26, 2004 and March 28, 2003, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

     One (1) of the Company's customers accounted for 21% and 20% of the Company's net sales for the years ended March 26, 2004 and March 28, 2003, respectively.

     The Company currently employs 12 independent sales representatives to market its products in all regions in the United States.

     Backlog of Orders/Capital Requirements

     These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors, which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 26, 2004.

     International sales accounted for less than 1% of sales for the years ended March 26, 2004 and March 28, 2003.

     The backlog of orders for the Company's products amounted to approximately $1,700,000 at March 26, 2004, as compared to $1,900,000 at March 28, 2003.
     A significant portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems, which would prevent it from fulfilling its orders.

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

     Suppliers of Raw Materials and Component Parts

     The Company utilizes a variety of raw materials and manufactured component parts, which it purchases from various suppliers. These materials and components are available from numerous sources and the Company does not believe that it will have a problem obtaining such materials in the future. However, any delay in the Company's ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs. In anticipation of such delays, the Company carries an inventory of raw materials and component parts to avoid shortages and to insure continued production.

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

     The Company expended $49,500 and $48,000 for the years ended March 26, 2004 and March 28, 2003, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $49,500 in revenues for the year ended March 26, 2004 and $48,000 for the year ended March 28, 2003, respectively, pursuant to customer sponsored research activities.

     Employees

     The Company presently employs approximately 71 people, two (2) of whom are executive officers; two (2) are engaged in management activities; four (4) provide general and administrative services and approximately 63 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union"), which expires on March 31, 2006. The Company believes that it has a good relationship with its employees and the Union.

     Patents and Licenses

     Electrical connectors and interconnection devices are usually the subject of standard designs; therefore, only innovations of standards designs or the discovery of a new form of connector are patentable. The Company is continuously attempting to develop new forms of connectors or adaptations of current connector designs in an attempt to increase performance and decrease per unit costs. The Company has developed and designed the COMTAC connector, which was patented on January 19, 1988, at which time the patent was assigned to the Company.

     Governmental Regulations

     The Company is subject to federal regulations under the Occupational Safety and Health Act ("OSHA") and the Defense Electrical Supply Command ("DESC"). OSHA provides federal guidelines and specifications to companies in order to insure the health and safety of employees. DESC oversees the quality and specifications of products and components manufactured and sold to the government and the defense industry. Although DESC continuously requires suppliers to meet changing specifications, the Company has not encountered any significant problems meeting such specifications and its products have, in the past, been approved. The Company is unaware of any changes in the government's regulations, which are expected to materially affect the Company's business.

Item 2. Properties

     The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

     The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:

           Fiscal year ending March:

           2004                     $ 112,765
           2005                       112,765
           2006                       112,765
           2007                       112,765
           2008                       112,765
           2009                       112,765
           2010                       112,765
           2011                        75,177
                                    ---------

                                    $ 751,767
                                    =========

     The terms of the renewal are presently being negotiated by the Company and its landlord, Apple Industrial Development, Corp. There can be no assurance that the Company will be able to negotiate new terms favorable or acceptable to it.

     The Company leases approximately 20,400 feet of space, of which it estimates; 6,000 square feet are used as executive, sales and administrative offices, 14,400 square feet are used for its manufacturing and plating.

     The rental expense for the year ended March 26, 2004 for this lease was $112,765. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3. Legal Proceedings

     The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.

Item 4. Submission of Matters to Vote of Security Holders

     No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 26, 2004.

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

     Our Common Stock is thinly traded and highly illiquid.

     Market Information

     The range of high and low bid prices for the Company's Common Stock, for the periods indicated as set forth below. For the period to October 29, 1991, the Company was listed on the NASDAQ National Market System. On October 29, 1991, the Company's Common Stock was delisted from the NASDAQ National Market System and from October 29, 1991 to January 11, 1993, the Company's Common Stock was listed on the NASDAQ SmallCap Market System. On January 11, 1993, the Company's Common Stock was delisted from the NASDAQ SmallCap Market System and on January 13, 1993, the Company's Common Stock was first quoted over the Over the Counter Electronic Bulletin Board (OTCBB). Set forth below is a table indicating the high and low bid prices of the Common Stock during the periods indicated.

                          Period                 High Bid *          Low Bid *
                                                 $                   $

     Fiscal Year ended March 26, 2004

     1st Quarter                                    .46                .13
     2nd Quarter                                    .25                .25
     3rd Quarter                                    .20                .18
     4th Quarter                                    .45                .18

     Fiscal Year ended March 28, 2003

     1st Quarter                                    .18                .13
     2nd Quarter                                    .25                .12
     3rd Quarter                                    .19                .11
     4th Quarter                                    .13                .08

(*) As reported by the OTCBB.

     The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

     On June 29, 2004 the high bid for the Common Stock was $0.40 and the low bid was $0.40.

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

     Approximated Number of Equity Security Holders

     The number of record holders of the Company's Common Stock as of June 29, 2004 was approximately 647 and the number of beneficial holders is approximately 1200. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

     No options have been issued under the Plan. The Company has no other equity compensation plan under which equity securities are authorized for issuance and no equity securities have been issued as compensation during the fiscal year ended March 26, 2004.

     Recent Sales of Securities; Stock Repurchases

     The Company has not undertaken or completed any sales of its securities within the last fiscal year and has not undertaken or completed any repurchases of its securities within the fourth quarter of the fiscal year ended March 26, 2004.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements contained in this report, which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially form those projected. The words "anticipate," "believe", "estimate", "expect," "objective," and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes, which provide additional information concerning the Company's financial activities and condition.

     Critical Accounting Policies

     Accounting Period:

     The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The years ended March 26, 2004 and March 28, 2003 were comprised of 52 weeks.

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

     Concentration of Credit Risk:

     The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either March 26, 2004 or March 28, 2003.

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

     Net Income Per Share:

     The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
     (loss) per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period.

     Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 26, 2004 and March 28, 2003, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

     Impairment of Long-Lived Assets:

     SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No.
     121. There were no long-lived asset impairments recognized by the Company for the years ended March 26, 2004 and March 28, 2003.

     Reporting Comprehensive Income:

     The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 26, 2004 and March 28, 2003.

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

     Results of Operations

     The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                         Relationship to Total Revenues

                                                      March 26,        March 28,
                                                        2004               2003
                                                      --------         ---------

     Operating Revenues (in thousands)                $  4,893         $  4,727
                                                      --------         --------

     Operating Expenses:
       (as a percentage of Operating Revenues)

               Costs of Products Sold                     71.6%            73.4%
                 Selling, General and Administrative      19.6%            18.5%
                 Interest Expense                          2.2%             2.7%
                 Depreciation and amortization             4.2%             4.3%
                                                      --------         --------

                        TOTAL COSTS AND EXPENSES          97.6%            98.9%
                                                      --------         --------

     Operating Income (loss)                               2.4%             1.1%

     Other Income                                         --               --
                                                      --------         --------

     Income (loss) before Income Taxes                     2.4%             1.1%

     Income Taxes                                           .1%              .1%
                                                      --------         --------

     Net Income (loss)                                     2.3%             1.0%
                                                      ========         ========


     Year End Results: March 26, 2004 vs. March 28, 2003

     Operating revenues for the year ended March 26, 2004 amounted to $4,892,755 reflecting a 3.5% increase versus the year ended March 28, 2003 revenues of $4,727,399. The increase in revenues is a direct result of an increase in commercial sales.

     The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 93% and 94% of the Company's net sales for the fiscal year ended March 26, 2004 and March 28, 2003 respectively were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

     For the fiscal year ended March 26, 2004, one of the Company's customers accounted for approximately 21% of total sales. The same customer accounted for approximately 20% of sales in the fiscal year ended March 28, 2003.

     The Company currently employs 12 independent sales representatives to market its products in all regions of the United States. These sales representatives accounted for approximately 94% of the Company's sales, with the balance of sales being generated by direct customer contact.

     For the fiscal year ended March 26, 2004, the Company's principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and military defense markets comprised 22% and 77% of the Company's net sales for the year ended March 26, 2004 and 20% and 79% for the year ended March 28, 2003 respectively. Approximately 1% of net sales were made to international customers.

     Cost of products sold amounted to $3,501,609 for the fiscal year ended March 26, 2004, or 71.6% of operating revenues. This reflected a $33,331 or 1.0% increase in the cost of products sold from $3,468,278 or 73.4% of operating revenues for the fiscal year ended March 28, 2003. This increase is due primarily to the cost increase necessary to support the increase in sales.

     Selling, general and administrative expenses were $957,952 and $872,541 or 19.6% and 18.7% of operating revenues for the fiscal years ended March 26, 2004 and March 28, 2003, respectively. This category of expense increased by $85,411 or 9.8% from the prior year. The increase can be attributed to an increase in sales salaries and travel.

     Interest expense was $105,661 for the fiscal year ended March 26, 2004 or 2.2% of operating revenues. For the fiscal year ended March 28, 2003, interest expense was $128,654 or 2.7% of operating revenues. The decrease of $22,993 or 17.9% reflects less equipment loans entered into and lower interest rates during the year ended March 26, 2004.

     Depreciation and amortization of $203,650 or 4.2% of operating revenues was reported for the fiscal year ended March 26, 2004. This reflects a minimal decrease from the prior year ended March 28, 2003 of $203,670 or 4.3% of operating revenues.

     The Company reported net income of $118,423 for the year ended March 26, 2004 representing basic earnings of $.05 per share as compared to net income of $51,441 or $.02 per share for the year ended March 28, 2003. The net income increase for the current year can be attributed to an increase in commercial sales.

     Liquidity and Capital Resources

     The Company reported a working capital deficit of $31,991 as of March 26, 2004 compared to a working capital deficit of $74,495. The decrease in working capital of $42,504 was attributable to the following items:

     Net income (loss) (excluding depreciation and amortization)      $ 322,073
     Capital expenditures                                              (213,913)
     Other transactions                                                 (65,656)

     As a result of the above, the current ratio (current assets to current liabilities) was .98 to 1 at March 26, 2004 as compared to .97 to 1 at March 28, 2003. Current liabilities at March 26, 2004 were $1,654,176 compared to $1,992,702 at March 28, 2003.

     The Company reported $213,913 in capital expenditures in fiscal 2004 and reported depreciation of $203,650 for the year ended March 26, 2004.

     The net income of $118,423 for the year ended March 26, 2004 increased stockholders' equity to $979,221 as compared to stockholders' equity of $860,798 at March 28, 2003.

     The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At March 26, 2004 the amount outstanding with the factor was $645,096 as compared to $712,659 at March 28, 2003. The loan is secured by the Company's accounts receivables and inventories.

     The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $47,519 for the year ended March 26, 2004 and $43,019 for the year ended March 28, 2003.

     As of March 26, 2004, the company reported arrears with respect to its contributions to the Union's health and welfare plan. The amount due the health and welfare plan was $32,200. This amount is reported on the accompanying balance sheet as a current liability.

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

     On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits, which were and are currently due under the terms of the Plan.

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

     The Company and the PBGC agreed to the terms of a settlement of the matter. The agreement is effective July 2, 2001. Under the agreement, the Company and the PBGC agreed on a total sum of $244,000. The Company has agreed to make payments as follows:


     September 1, 2003 to August 1, 2004              $2,000 per month
     September 1, 2004 to August 1, 2006              $3,000 per month
     September 1, 2006 to August 1, 2007              $4,000 per month

     Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004 and May 1, 2004. The Company is also obligated to make additional balloon payments of $25,000 each on May 1, 2005 and January 1, 2006.

     The Company also granted the PBGC a lien on the Company's machinery and equipment, subject to the preexisting liens in favor of the UDC.

     As a result of this agreement the amount due the PBGC was restated to $244,000. $39,000 was paid during the year ended March 26, 2004. The balance of $205,000 is reported as follows: $56,000 as a current liability and $149,000 as a long-term liability.

     On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management. No options have been granted under the Employee Option Plan to date.

     Options granted to employees under this plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or option which do not so qualify. Under this plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 26, 2004 no options had been granted under the plan.

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

Off Balance Sheet Arrangements

     The Company does not have any off balance sheet arrangements within the meaning of Item 303 of Regulation S-B.


Item 7. Financial Statements

     See Index to Financial Statements attached hereto.


Item 8. Changes in and Disagreements with Accountant on Accounting Financial Disclosure.

     The Company had no disagreements with its accountant during the last two fiscal years and has not changed its independent accounting firm within the last two years.


Item 8A Controls and Procedures

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

     Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, our Board of directors and management have adopted a Code of Ethics and have instituted a periodic review by members of our management team to assist and guide the disclosure process. The Board has also determined to periodically review and develop policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

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

                                 IEH CORPORATION

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

     The executive officers and directors of the Company are as follows:

          Name            Age                    Office

     Michael Offerman     63    Chairman of the Board of Directors and President

     Robert Knoth         62    Secretary and Treasurer and Chief Financial
                                Officer

     Murray Sennet        81    Director

     Allen Gottlieb       63    Director



     Michael Offerman has been a member of the Board of Directors since 1973. In May, 1987, Mr. Offerman was elected President of the Company and has held that position since that date. Prior to his becoming President, Mr. Offerman served as Executive Vice-President of the Company.

     Robert Knoth joined the Company as Controller in January, 1990 and was elected treasurer and Chief Financial Officer of the Company in March, 1990. Mr. Knoth was elected as Secretary of the Company in September 1992 and Mr. Knoth has held these positions since said dates. From 1986 to January, 1990, Mr. Knoth was employed as controller by G&R Preuss, Inc., a company engaged in the business of manufacturing truck bodies and accessories.

     Murray Sennet has been a member of the Company's Board of Directors since 1970. Mr. Sennet was the Secretary and the Treasurer of the Company at the time of his retirement in April, 1986.

     Allen Gottlieb has been a member of the Company's Board of Directors since 1992. Mr. Gottleib is engaged in the practice of law outside of the United States and has been so engaged for the last five years. In 1998, Mr. Gottlieb was disbarred from the bar association of New York. In February 2003, Mr. Gottlieb was found in the United States District Court of New York (Securities and Exchange Commission v. Stewart et al. 98 Civ. 2636 (S.D.N.Y. ) to have violated the antifraud provisions of Section 17A of the Securities Act of 1933, Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder, and permanently enjoined from future violations.

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


Item 10. Executive Compensation

     The following table sets forth below the summary compensation paid or accrued by the Corporation during the fiscal years ended March 26, 2004, March 28, 2003, and March 30, 2002 for the Corporation's Chief Executive
     Officer:

                                                                                                    Other Annual
     Name and Principal Position                  Year                Salary       Bonus            Compensation
     ---------------------------------        ---------------      ------------    ----------    --------------------

     Michael Offerman, Chief Executive
     officer, President (1)                    March 26, 2004         $ 95,500         -                  0
                                               March 28, 2003           95,500         -                  0
                                               March 30, 2002           95,500         -                  0


     (1) During the years ended March 26, 2004, March 28, 2003 and March 30, 2002, the Corporation provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Corporation of such automobile or automobile allowances. The Corporation is unable to determine without unreasonable effort and expense the specific amount of such benefit, however, the Corporation has concluded that the aggregate amounts of such personal benefit for Mr. Offerman does not exceed $25,000 or 10% of the compensation reported as total salary and bonus reported.

     (2) There are no employment agreements between the Company and members of its senior management, including the Chief Executive Officer, Michael Offerman.

     No other officer of the Corporation received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended March 26, 2004 or March 28, 2003

     Pension/Benefit Incentive Plan

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

     On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits, which were and are currently due under the terms of the Plan. The PBGC further determined that pursuant to the provisions of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), that the Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.

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


     Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004 and May 1, 2004. The Company is also obligated to make additional balloon payments of $25,000 each on May 1, 2005 and January 1, 2006.

     The Company also granted the PBGC a lien on the Company's machinery and equipment, subject to the pre-existing liens in favor of the UDC.

     As a result of this agreement the amount due the PBGC was restated to $244,000. $39,00 was paid during the year ended March 26, 2004. The balance of $205,000 is reported as follows: $56,000 as a current liability and $149,000 as a long-term liability.

Stock Option Plan.

     On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management. No options have been granted to date under the Employee Stock Option Plan.

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

     The aggregate fair market value of shares subject to options granted to a participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 26, 2004 no options had been granted under the plan.

     Cash Bonus Plan

     In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal years ended March 26, 2004, March 28, 2003, and March 30, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of July 5, 2004 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns Common Stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 30, 2004, there were 2,303,468 shares of Common Stock issued and outstanding.

                                            Amount of
                                            and Nature of
                  Name and Address of       Beneficial       Percentage of Class
                  Beneficial Owner          Ownership
Title of Class
--------------------------------------------------------------------------------
Common Stock      Michael Offerman            946,784               41%
$.01 Par Value    140 58th Street
                  Brooklyn, NY 11220(1)
--------------------------------------------------------------------------------
                  Murray Sennet                24,500              1.1%
                  1900 Manor Lane
                  Plano, TX 75093
--------------------------------------------------------------------------------
                  Allen Gottlieb                    0                0
                  325 Coral Way
                  Ft. Lauderdale, FL 33301
--------------------------------------------------------------------------------
                  Robert Pittman  (2)          20,000                *
                  45 Ocean Avenue
                  Monmouth Beach
                  NJ 07750
--------------------------------------------------------------------------------
                  David Lopez and Nancy       278,000             12.1%
                  Lopez
                  Edge of Woods
                  P.O. Box 323
                  Southampton, NY 11968
--------------------------------------------------------------------------------
All Officers & Directors as a Group
(4 in number)                                 991,284               43%
--------------------------------------------------------------------------------
______________________
         *  Less than 1%.

1. 43,600 shares of Common Stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.

2.   Mr. Pittman is now deceased and the shares are owned by his estate.

All shares set forth above are directly by the named individual unless otherwise stated.

Item 12. Certain Relationships and Related Transactions

     Other than the employment terms for its executive officers as described elsewhere in this Form 10-KSB, there have been no related transactions between the Company, officers, directors or shareholders holding in excess of 5% of its securities within the last three years.

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

Item 14. Principal Accountant P.C.


     The Board of Directors of IEH has selected Jerome Rosenberg, P.C., Certified Public Accountant, P.C. as the independent auditor of IEH for the fiscal year ending March 29, 2003. Shareholders are not being asked to approve such selection because such approval is not required. The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. Jerome Rosenberg, CPA P.C. or a member of the firm is expected to be present at the meeting, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

     Audit Fees. During the fiscal year ended March 26, 2004 and March 28, 2003 , IEH paid an aggregate of $27,000 and $27,000, respectfully, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

     Audit Related Fees. During the fiscal years ended March 26, 2004 and March 28, 2003 no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

     Tax Fees. During the fiscal years ended March 26, 2004 and March 28, 2003, the Company paid to Jerome Rosenberg CPA P.C. the sums of $3,000 and $3,000 for tax compliance, tax advice and tax planning services.

     All Other Fees. During the fiscal year ended March 28, 2003, IEH did not pay any other fees for services to its auditor.

     The Board of Directors has determined that the services provided by Jerome Rosenberg, P.C. and the fees paid to it for such services has not compromised the independence of Jerome Rosenberg, CPA P.C. The

     Board of Directors of the Company is comprised of three persons. Due to the size of the Company's operations which are limited to one office and the level of revenue and income, the Board of Directors has not established an Audit Committee. Further, as the Company's securities are not traded on any exchange or on Nasdaq, but solely are listed for quotations on the Over the Counter Bulleting Board, there is no requirement that an Audit Committee be established. The Board, as an entirety, approves that appointment of its independent auditor and the related work performed by the auditor for services which are not audit related. In its deliberations regarding approval of the independent auditor for auditing and other services, the Board reviews the auditor's history of representing the Company, the fees to be paid and paid historically, the level of performance provided by the auditor and the ability of the Company, given its lack of profits to obtain similar services for similar costs.

     Consistent with SEC policies regarding auditor independence, the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year's audit, management advises the Board of the audit and permissible non-audit services expected to be rendered during that year for each of the categories of services which may provided by the independent auditor to the Board for approval. The primary categories of services expected to be provided by the independent auditor are as described in the fee table set forth above. In addition, management will also provide to the Board for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Board will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Board requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

     During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Board requires separate pre-approval before engaging the independent auditor.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IEH CORPORATION

                                           By:       /s/ Michael Offerman
                                                    ---------------------------
                                                    Michael Offerman, President
Dated:   July 6, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Michael Offerman                                       July 6, 2004
---------------------------------------
Michael Offerman, Chairman of the
 Board and President

/s/  Robert Knoth                                             July 4, 2004
---------------------------------------
Robert Knoth, Secretary and
 Treasurer  and Chief Financial Officer

/s/   Murray Sennet                                           July 6, 2004
---------------------------------------
Murray Sennet, Director


/s/ Alan Gottlieb                                             July 6, 2004
---------------------------------------
Alan Gottlieb, Director