Form 10QSB
period 2004-06-30
IEH CORPORATION
filed 2004-08-09
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _______________________

                                   FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________


                           Commission File No. 0-5258


                                 IEH CORPORATION
             ------------------------------------------------------
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


              ____________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.


     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]


2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 25, 2004 and August 4, 2004.

                                      IEH CORPORATION

                                          CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
Part I - FINANCIAL INFORMATION


ITEM 1- FINANICAL STATEMENTS


      Balance Sheets as of June 25, 2004 (Unaudited) and March 26, 2004        3

      Statement of Operations (Unaudited) for the three months ended
           June 25, 2004 and June 27, 2003.                                    5

      Statement of Cash Flows (Unaudited) for the three months ended
          June 25, 2004 and June 27, 2003.                                     6

      Notes to Financial Statements (Unaudited)                                8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        16


Item 3 - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to  a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8K

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 25, 2004 and March 26, 2004

                                                                June 25,      March 26,
                                                                  2004          2004
                                                              -----------    ----------
                                                              (Unaudited)     (Note 1)
                                      ASSETS
CURRENT ASSETS:
Cash                                                          $     1,499   $     4,480
Accounts receivable, less allowances for doubtful
   accounts of  $10,062 at June 25, 2004 and March 26,            594,377       586,491
   2004
Inventories (Note 3)                                            1,058,000     1,014,598
Prepaid expenses and other current assets (Note 4)                 25,613        16,616
                                                              -----------   -----------
          Total current assets                                  1,679,489     1,622,185
                                                              -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,041,865 at June
  25, 2004 and $5,991,765 at March 26, 2004                     1,162,534     1,130,026
                                                              -----------   -----------
                                                                1,162,534     1,130,026
                                                              -----------   -----------
OTHER ASSETS:
  Other assets                                                     41,404        41,356
                                                              -----------   -----------
                                                                   41,404        41,356
                                                              -----------   -----------
Total assets                                                  $ 2,883,427   $ 2,793,567
                                                              ===========   ===========





                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 25, 2004 and March 26, 2004

                                                                June 25,       March 26,
                                                                  2004           2004
                                                               ----------     ----------
                                                               Unaudited)      (Note 1)
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing (Note 7)                          $ 574,315      $ 645,096
Notes payable, equipment, current portion (Note 6)                  8,742          8,936
Accrued corporate income taxes                                     14,732         14,500
Due to union health and welfare plan, current portion              21,700         32,200
(Note 9)
Accounts payable                                                1,018,474        738,105
Pension plan payable, current portion (Note 9)                     59,000         56,000
Other current liabilities (Note 5)                                137,145        159,339
                                                               ----------     ----------
          Total current liabilities                             1,834,108      1,654,176
                                                               ----------     ----------
LONG-TERM LIABILITIES:
Pension Plan payable, less current portion (Note 9)               115,000        149,000
Notes payable, equipment, less current portion (Note 6)             9,130         11,170
                                                               ----------     ----------
          Total long-term liabilities                             124,130        160,170
                                                               ----------     ----------
          Total liabilities                                     1,958,238      1,814,346
                                                               ----------     ----------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares
authorized;
2,303,468 shares issued and outstanding at June 25, 2004           23,035         23,035
and March 26, 2004
Capital in excess of par value                                  2,744,573      2,744,573
Retained earnings (Deficit)                                    (1,842,419)    (1,788,387)
                                                               ----------     ----------
          Total stockholders' equity                              925,189        979,221
                                                               ----------     ----------
          Total liabilities and stockholders' equity           $2,883,427     $2,793,567
                                                               ==========     ==========


                       See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                    ---------------------------
                                                     June 25,        June 27,
                                                       2004            2003
                                                    ------------    -----------
REVENUE, net sales                                  $ 1,172,388     $ 1,222,252
                                                    ------------    -----------
COSTS AND EXPENSES

Cost of products sold                                   905,073         903,989
Selling, general and administrative                     243,583         242,856
Interest expense                                         23,519          29,798
Depreciation and amortization                            50,100          50,700
                                                    ------------    -----------
                                                      1,222,275       1,227,343
                                                    ------------    -----------

OPERATING INCOME (LOSS)                                 (49,887)         (5,091)

OTHER INCOME                                                 55              33
                                                    ------------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                       (49,832)         (5,058)
                                                    ------------    -----------
PROVISION FOR INCOME TAXES                               (4,200)         (4,200)
                                                    ------------    -----------
NET INCOME (LOSS)                                   $   (54,032)    $    (9,258)
                                                    ============    ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE         $     (.023)    $     (.004)
                                                    ============    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (in thousands)                             2,303           2,303
                                                    ============    ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                 Three months Ended
                                                              -------------------------
                                                               June 25,      June 27,
                                                                 2004          2003
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $   (54,032)  $    (9,258)
                                                              -----------   -----------
Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization
                                                                   50,100        50,700
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                         (7,886)      151,770
(Increase) decrease inventories                                   (43,402)       34,075
(Increase) decrease in prepaid expenses and other current
   assets                                                          (8,997)       (1,330)
(Increase) decrease in other assets                                   (48)         (856)
Increase (decrease) in accounts payable                           280,369       (85,514)
Increase (decrease) in other current liabilities                  (22,194)      (36,925)
Increase (decrease) in accrued corporate income taxes
                                                                      232          (998)
Increase (decrease) in union health and welfare plan              (10,500)           --
Increase (decrease) in due to pension plan payable                (31,000)       (7,500)
                                                              -----------   -----------
          Total adjustments                                       206,674       103,422
                                                              -----------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  152,642        94,164
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                       (82,608)      (62,538)
                                                              -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                         $   (82,608)  $   (62,538)
                                                              ===========   ===========


                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                   Three months Ended
                                                                 ---------------------
                                                                  June 25,    June 27,
                                                                    2004        2003
                                                                 ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                                        $      --   $  16,790
Principal payments on notes payable                                 (2,234)     (5,139)
Proceeds from accounts receivable financing                        (70,781)    (44,234)
                                                                 ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (73,015)    (32,583)
                                                                 ---------   ---------
INCREASE (DECREASE) IN CASH                                         (2,981)       (957)

CASH, beginning of period                                            4,480       5,565
                                                                 ---------   ---------
CASH, end of period                                              $   1,499   $   4,608
                                                                 =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the three months for:
     Interest                                                    $  16,555   $  20,813
                                                                 =========   =========
     Income Taxes                                                $   3,968   $   5,198
                                                                 =========   =========



                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-   INTERIM RESULTS AND BASIS OF PRESENTATION

          The accompanying unaudited financial statements as of June 25, 2004 and June 27, 2003 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 25, 2004 and June 27, 2003 and the results of operations and cash flows for the three month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 25, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 26, 2004 has been derived from the audited financial statements at that date.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of IEH Corporation as of March 26, 2004 and notes thereto included in the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission.


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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

          Accounting Period:

          The Company maintains an accounting period based upon a 52-53 week year which ends on the nearest Friday in business days to March 31st. For the year ending March 26, 2004, the year was comprised of 52 weeks.
          Revenue Recognition:

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

          Concentration of Credit Risk:

          The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either June 25, 2004 or March 26, 2004.

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

          Net Income Per Share:

          The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 25, 2004 and June 27, 2003, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

          Impairment of Long-Lived Assets:

          SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no, long-lived asset impairments recognized by the Company for the three months ended June 25, 2004 and June 27, 2003.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

          Reporting Comprehensive Income:

          The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended June 25, 2004 and June 27, 2003.

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

Note 3 -  INVENTORIES:

          Inventories are comprised of the following:

                                             June 25,      March 26,
                                               2004          2004
                                            ----------    ----------
          Raw materials                      $ 719,334     $ 689,851
          Work in progress                     204,617       196,182
          Finished goods                       134,049       128,565
                                            ----------    ----------
                                            $1,058,000    $1,014,598
                                            ==========    ==========

          Inventories are priced at the lower of cost (first-in, first-out method) or market, whichever is lower. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of June 25, 2004 was $12,000. At March 26, 2004, the balance of this reserve was $0. Inventories at June 25, 2004 and March 26, 2004 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

          Prepaid expenses and other current assets are comprised of the following:

                                            June 25,  March 26,
                                              2004      2004
                                           ---------  ---------
          Prepaid insurance                $ 10,408   $ 11,030
          Prepaid corporate taxes             5,489      5,489
          Other current assets                9,716         97
                                           ---------  ---------
                                           $ 25,613   $ 16,616
                                           =========  =========


Note 5 -  OTHER CURRENT LIABILITIES:

          Other current liabilities are comprised of the following:


                                             June 25,   March 26,
                                               2004       2004
                                           ----------  ----------
          Payroll and vacation accruals     $ 52,645    $ 87,964
          Sales commissions                   12,271       9,705
          Other                               72,229      61,670
                                           ----------  ----------
                                           $ 137,145   $ 159,339
                                           ==========  ==========


Note 6 -  NOTES PAYABLE EQUIPMENT:

          The Company financed the acquisition of new computer equipment and software with notes payable. The notes are payable over a sixty month period. The balance remaining at June 25, 2004 amounted to $17,872.

          Aggregate future principal payments are as follows:

          Fiscal year ending March 31,
          2005                          $  6,869
          2006                             4,392
          2007                             3,358
          2008                             3,253
                                       ----------
                                       $  17,872
                                       ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 7-   ACCOUNTS RECEIVABLE FINANCING:

          The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a minimum of 12% per annum. At June 25, 2004 the amount outstanding with the factor was $574,315 as compared to $645,096 at March 26, 2004. The loan is secured by the Company's accounts receivables and inventories.


Note 8-   2001 EMPLOYEE STOCK OPTION PLAN:

          On June 21, 2001 the Company's shareholders approved the adoption of the Company's 2001 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management.

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

          The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 25, 2004 no options had been granted under the plan.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9 -  COMMITMENTS:

          The Company exercised its option to renew its lease on the premises for 10 years. The original lease ran through August 23, 2001.

          The Company is obligated under this renewal through August 23, 2011, at minimum annual rentals as follows:

          Fiscal year ending March,
          2005                            $  84,573
          2006                              112,764
          2007                              112,764
          2008                              112,764
          2009                              112,764
          2010                              112,764
          2011                               75,176
                                         ----------
                                         $  723,569
                                         ==========

          The rental expense for the three months ended June 25, 2004 for this lease was $28,191.

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

          The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $15,420 for the three months ended June 25, 2004 and $14,117 for the three months ended June 27, 2003.

          As of June 25, 2004, the Company reported arrears with respect to its contributions to the Union's Health and Welfare plan. The amount due the Health and Welfare plan was $21,700.

          The total amount due of $21,700 is reported on the accompanying balance sheet as a current liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9 -  COMMITMENTS (continued):

          In June 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

          The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 9 months.

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

               September 1, 2004 to August 1, 2004             $2,000 per month
               September 1, 2004 to August 1, 2006             $3,000 per month
               September 1, 2006 to August 1, 2007             $4,000 per month


          Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004 and May 1, 2004. The Company is also obligated to make additional balloon payments of $25,000 each on May 1, 2005 and January 1, 2006.

          The Company also granted the PBGC a lien on the Company's machinery and equipment.

          As a result of this agreement the amount due the PBGC was restated to $244,000. The balance as of June 25, 2004 was $174,000. The balance of $174,000 is reported on the accompanying balance sheet as follows:
          $59,000 as a current liability and $115,000 as a long-term liability.


Note 10 - CHANGES IN STOCKHOLDERS' EQUITY:

          Retained earnings (deficit) increased by $54,032, which represents the net loss for the three months ended June 25, 2004.

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

                                 IEH CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:

The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either June 25, 2004 or March 26, 2004.

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

Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 25, 2004 and June 27, 2003, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no, long-lived asset impairments recognized by the Company for the three months ended June 25, 2004 and June 27, 2003.

Reporting Comprehensive Income:

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended June 25, 2004 and June 27, 2003.

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

                                 IEH CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three months ended June 25, 2004 compared to the three months ended June 27, 2003:

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                Three Months Ended
                                                              ---------------------
                                                              June 25,     June 27,
                                                                2004         2003
                                                              --------     --------
Operating Revenues (in thousands)                             $  1,172     $  1,222
                                                              --------     --------
Operating Expenses: (as a percentage of operating revenues)       77.2%        74.0%
Cost of Products Sold                                             20.7%        19.8%
Selling, General and Administrative                                2.0%         2.4%
Interest Expense                                                   4.3%         4.2%
Depreciation and Amortization
                                                              --------     --------
          Total Costs and Expenses                               104.2%       100.4%
                                                              --------     --------
Operating Income (loss)                                           (4.2%)        (.4%)
Other Income                                                      --           --
                                                              --------     --------
Income (loss) before Income Taxes                                 (4.2%)        (.4%)
Income Taxes                                                       (.4%)        (.3%)
                                                              --------     --------
Net Income (loss)                                                 (4.6%)        (.7%)
                                                              ========     ========

COMPARATIVE ANALYSIS-THREE MONTHS

Operating revenues for the three months ended June 25, 2004 amounted to $1,172,388, reflecting a 4.08% decrease versus the comparative three months ended June 27, 2003 operating revenues of $1,222,252. The decrease is a direct result of a decrease in commercial, governmental and military orders during the quarter ended June 25, 2004.

Cost of products sold amounted to $905,073 for the three months ended June 25, 2004 or 77.2% of operating revenues. This reflected an increase of $1,084 or .1% of the cost of products sold of $903,989 or 74.0% for the three months ended June 27, 2003.

Selling, general and administrative expenses for the three months ended June 25, 2004 were $243,583 or 20.7% of revenues compared to $242,856 or 19.8% of revenues for the comparable three-month period ended June 27, 2003. This reflected an increase of $727 or .3% and reflects increases in administrative expenses.

Interest expense was $23,519 or 2.0% of revenues for the period ended June 25, 2004 as compared to $29,798 or 2.4% of revenues in the three-month period ended June 27, 2003. The decrease in interest is associated with the Company's full repayment of its loans payable.

                                 IEH CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARATIVE ANALYSIS -THREE MONTHS (Continued)

Depreciation and amortization of $50,100 or 4.3% of revenues was reported for the three-month period ended June 25, 2004. This reflects a decrease of $600 or 1.2% from the comparable three-month period ended June 27, 2003 of $50,700 or 4.2% of revenues. The decrease is a result of some equipment becoming fully depreciated.

The Company reported a net loss of $54,032 for the three months ended June 25, 2004, representing basic loss per common share of $.023 as compared to a basic loss of $9,258 or $.004 per common share for the three months ended June 27, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported working capital deficit as of June 25, 2004 of $154,619 as compared to a working capital deficit of $31,991 at March 26, 2004. The increase in working capital deficit of $122,628 was attributable to the following items:

             Net income (loss)
               (excluding depreciation and                $(3,932)
             amortization)
             Capital expenditures                         (82,608)
             Other transactions                           (36,088)
                                                       ----------
                                                       $ (122,628)
                                                       ==========

As a result of the above, the current ratio (current assets to current liabilities) was .92 to 1.0 as of June 25, 2004 as compared to .98 to 1.0 at March 26, 2004. Current liabilities at June 25, 2004 were $1,834,108 as compared to $1,654,176 at March 26, 2004.

The Company expended $82,608 in capital expenditures in the three months ended June 25, 2004. Depreciation and amortization for the three months ended June 25, 2004 was $50,100.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. The agreement had an initial term of one year and will automatically renew for successive one year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At June 25, 2004 the amount outstanding was $574,315 as compared to $645,096 at March 26, 2004.

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

The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $14,117 for the three months ended June 25, 2004 and $15,420 for the three months ended June 27, 2003.

As of June 25, 2004, the Company reported arrears with respect to its contributions to the Union's Health & Welfare plan. The amount due the Health & Welfare plan was $21,700.

The total amount due of $21,700 is reported on the accompanying balance sheet as a current liability.

In June 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 9 months.

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

           September 1, 2004 to August 1, 2004         $2,000 per month
           September 1, 2004 to August 1, 2006         $3,000 per month
           September 1, 2006 to August 1, 2007         $4,000 per month


Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004 and May 1, 2004. The Company is also obligated to make additional balloon payments of $25,000 each on May 1, 2005 and January 1, 2006.

The Company also granted the PBGC a lien on the Company's machinery and equipment.

As a result of this agreement the amount due the PBGC was restated to $244,000. The balance as of June 25, 2004 was $174,000. The balance of $174,000 is reported on the accompanying balance sheet as follows: $59,000 as a current liability and the balance of $115,000 as a long-term liability.

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

                                 IEH CORPORATION

Item 3  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Report on Form 10-QSB. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer/Controller have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Report on Form 10-QSB has been made known to them.

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

      Item 2. Changes in Securities and Purchases of Securities

      Not applicable

      Item 3.  Defaults Upon Senior Securities

      None

      Item 4. Submission of Matters to a Vote of Shareholders

      No matters were submitted to shareholders during the fiscal quarter covered by this Report.

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

                                    IEH CORPORATION
                                    (Registrant)


August 6, 2004                      /s/ Michael Offerman
--------------                      --------------------------------
                                    Michael Offerman
                                    President


August 6, 2004                      /s/ Robert Knoth
--------------                      --------------------------------
                                    Robert Knoth
                                    Chief Financial Officer/Controller