Form 10QSB
period 2004-09-30
IEH CORPORATION
filed 2004-11-08
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

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


      -------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

      Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes |X|            No |_|

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 24, 2004 and November 2, 2004.

                                 IEH CORPORATION

                                    CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

         Balance Sheets as of September 24, 2004 (Unaudited)
           and March 26, 2004                                                 1

         Statement of Operations (Unaudited) for the three and
           six months ended September 24, 2004 and September 26, 2003.        3

         Statement of Cash Flows (Unaudited) for the six months ended
           September 24, 2004 and September 26, 2003.                         4

         Notes to Financial Statements (Unaudited)                            6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       15

ITEM 3 - CONTROLS AND PROCEDURES                                             23

PART II - OTHER INFORMATION                                                  23

Item 1 - Legal proceedings                                                   23

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds;
           Purchases of Equity Securities                                    23

Item 3 - Defaults Upon Senior Securities                                     23

Item 4 - Submission of Matters to  a Vote of Security Holders                23

Item 5 - Other Information                                                   24

Item 6 - Exhibits and Reports on Form 8K                                     24

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 24, 2004 and March 26, 2004

                                                                          Sept. 24,       March 26,
                                                                            2004            2004
                                                                         ----------      ----------
                                                                         (Unaudited)      (Note 1)
                              ASSETS

CURRENT ASSETS:
Cash                                                                     $    4,043      $    4,480
Accounts receivable, less allowances for doubtful accounts of
  $10,062 at September 24, 2004 and March 26, 2004                          661,651         586,491
Inventories (Note 3)                                                      1,034,600       1,014,598
Prepaid expenses and other current assets (Note 4)                           22,648          16,616
                                                                         ----------      ----------

          Total current assets                                            1,722,942       1,622,185
                                                                         ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $6,088,516 at September 24, 2004
  and $5,991,765 at March 26, 2004                                        1,151,421       1,130,026
                                                                         ----------      ----------
                                                                          1,151,421       1,130,026
                                                                         ----------      ----------

OTHER ASSETS:
  Other assets                                                               41,454          41,356
                                                                         ----------      ----------
                                                                             41,454          41,356
                                                                         ----------      ----------

Total assets                                                             $2,915,817      $2,793,567
                                                                         ==========      ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 24, 2004 and March 26, 2004


                                                                        Sept. 24,         March 26,
                                                                           2004              2004
                                                                       -----------       -----------
                                                                       (Unaudited)         (Note 1)
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 7)                                 $   608,195       $   645,096
Notes payable, equipment, current portion (Note 6)                           7,070             8,936
Accrued corporate income taxes                                              17,467            14,500
Due to union health and welfare plan, current portion (Note 9)              11,828            32,200
Accounts payable                                                           938,007           738,105
Pension plan payable, current portion (Note 9)                              61,000            56,000
Other current liabilities (Note 5)                                         176,127           159,339
                                                                       -----------       -----------

          Total current liabilities                                      1,819,694         1,654,176
                                                                       -----------       -----------

LONG-TERM LIABILITIES:
Pension Plan payable, less current portion (Note 9)                        106,000           149,000
Notes payable, equipment, less current portion (Note 6)                      8,568            11,170
                                                                       -----------       -----------
          Total long-term liabilities                                      114,568           160,170
                                                                       -----------       -----------

          Total liabilities                                              1,934,262         1,814,346
                                                                       -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at September 24, 2004 and
March 26, 2004                                                              23,035            23,035
Capital in excess of par value                                           2,744,573         2,744,573
Retained earnings (Deficit)                                             (1,786,053)       (1,788,387)
                                                                       -----------       -----------
          Total stockholders' equity                                       981,555           979,221
                                                                       -----------       -----------

          Total liabilities and stockholders' equity                   $ 2,915,817       $ 2,793,567
                                                                       ===========       ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Six months Ended                Three Months Ended
                                                  ----------------                ------------------
                                               Sept. 24,       Sept. 26,       Sept. 24,       Sept. 26,
                                                 2004            2003            2004            2003
                                              ----------      ----------      ----------      ----------
REVENUE, net sales                            $2,485,036      $2,513,820      $1,312,648      $1,291,568
                                              ----------      ----------      ----------      ----------

COSTS AND EXPENSES

Cost of products sold                          1,850,624       1,815,971         945,551         911,982
Selling, general and administrative              477,633         476,012         234,051         233,155
Interest expense                                  49,406          56,368          25,887          26,570
Depreciation and amortization                     96,751         102,600          46,651          51,900
                                              ----------      ----------      ----------      ----------
                                               2,474,414       2,450,951       1,252,140       1,223,607
                                              ----------      ----------      ----------      ----------

OPERATING INCOME                                  10,622          62,869          60,508          67,961

OTHER INCOME                                         122              53              57              20
                                              ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                        10,734          62,922          60,565          67,981

PROVISION FOR INCOME TAXES                         8,400           8,400           4,200           4,200
                                              ----------      ----------      ----------      ----------

NET INCOME                                    $    2,334      $   54,522      $   56,365      $   63,781
                                              ==========      ==========      ==========      ==========

BASIC AND DILUTED EARNINGS PER SHARE          $     .001      $     .024      $     .024      $     .028
                                              ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (in thousands)                         2,303           2,303           2,303           2,303
                                              ==========      ==========      ==========      ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                          Six months Ended
                                                                      -------------------------
                                                                      Sept. 24,       Sept. 26,
                                                                        2004             2003
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   2,334       $  54,522
                                                                      ---------       ---------

Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization                                            96,751         102,600

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                              (75,160)        127,061
(Increase) decrease inventories                                         (20,002)        115,827
(Increase) decrease in prepaid expenses and other current assets         (6,032)         18,679
(Increase) decrease in other assets                                         (98)             13

Increase (decrease) in accounts payable                                 199,902        (242,561)
Increase (decrease) in other current liabilities                         16,788         (10,499)
Increase (decrease) in accrued corporate income taxes                     2,967           3,202
Increase (decrease) in union health and welfare plan                    (20,372)        (17,000)
Increase (decrease) in due to pension plan payable                      (38,000)         (2,000)
                                                                      ---------       ---------

          Total adjustments                                             156,744          95,322
                                                                      ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               159,078         149,844
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                            (118,146)       (105,087)
                                                                      ---------       ---------

NET CASH (USED) BY INVESTING ACTIVITIES                               $(118,146)      $(105,087)
                                                                      =========       =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                             Six months Ended
                                                        ---------------------------
                                                         Sept. 24,        Sept. 26,
                                                           2004              2003
                                                        ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                               $       --       $   16,790
Principal payments on notes payable                         (4,468)         (11,740)
Proceeds from accounts receivable financing                (36,901)         (51,957)
                                                        ----------       ----------

NET CASH (USED IN) FINANCING ACTIVITIES                    (41,369)         (46,907)
                                                        ----------       ----------

INCREASE (DECREASE) IN CASH                                   (437)          (2,150)

CASH, beginning of period                                    4,480            5,565
                                                        ----------       ----------

CASH, end of period                                     $    4,043       $    3,415
                                                        ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the six months for:

     Interest                                           $   49,406       $   48,254
                                                        ==========       ==========

     Income Taxes                                       $       --       $       --
                                                        ==========       ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-     INTERIM RESULTS AND BASIS OF PRESENTATION

            The accompanying unaudited financial statements as of September 24, 2004 and September 26, 2003 and for the three and six month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 24, 2004 and September 26, 2003 and the results of operations and cash flows for the three and six month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 24, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 26, 2004 has been derived from the audited financial statements at that date.

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

            Concentration of Credit Risk:

            The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either September 24, 2004 or March 26, 2004.

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

            Net Income Per Share:

            The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 24, 2004 and September 26, 2003, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

            Impairment of Long-Lived Assets:

            SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no, long-lived asset impairments recognized by the Company for the six months ended September 24, 2004 and September 26, 2003..

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

            Reporting Comprehensive Income:

            The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the six months ended September 24, 2004 and September 26, 2003.

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

Note 3 -    INVENTORIES:

            Inventories are comprised of the following:

                                             Sept. 24,       March 26,
                                               2004            2004
                                            ----------      ----------

            Raw materials                   $  703,424      $  689,851
            Work in progress                   200,092         196,182
            Finished goods                     131,084         128,565
                                            ----------      ----------
                                            $1,034,600      $1,014,598
                                            ==========      ==========

            Inventories are priced at the lower of cost (first-in, first-out method) or market. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of September 24, 2004 was $24,000. At March 26, 2004, the balance of this reserve was $0.

            Inventories at September 24, 2004 and March 26, 2004 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 -    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

            Prepaid expenses and other current assets are comprised of the following:

                                                Sept. 24,        March 26,
                                                  2004             2004
                                               -----------      -----------

            Prepaid insurance                  $     4,438      $    11,030
            Prepaid corporate taxes                  5,489            5,489
            Other current assets                    12,721               97
                                               -----------      -----------
                                               $    22,648      $    16,616
                                               ===========      ===========

Note 5 -    OTHER CURRENT LIABILITIES:

            Other current liabilities are comprised of the following:

                                                Sept. 24,        March 26,
                                                  2004             2004
                                               -----------      -----------

            Payroll and vacation accruals      $    77,091      $    87,964
            Sales commissions                       17,150            9,705
            Other                                   81,886           61,670
                                               -----------      -----------

                                               $   176,127      $   159,339
                                               ===========      ===========

Note 6 -    NOTES PAYABLE EQUIPMENT:

            The Company financed the acquisition of new computer equipment and software by issuing notes payable. These notes are payable over a sixty month period. The remaining balance of these notes at September 24, 2004 amounted to $15,638.

            The aggregate future principal payments are as follows:

            Fiscal year ending March 31,
            2005                                $   4,579
            2006                                    4,392
            2007                                    3,358
            2008                                    3,309
                                                ---------
                                                $  15,638
                                                =========

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 7-     ACCOUNTS RECEIVABLE FINANCING:

            The Company has an accounts receivable financing agreement with a factor which bears interest at 2.5% above prime with a minimum of 12% per annum. At September 24, 2004 the amount outstanding with the factor was $608,195 as compared to $645,096 at March 26, 2004. All funds factored are secured by the Company's accounts receivables and inventories.

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

            The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 24, 2004 no options had been granted under the plan.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 -    COMMITMENTS:

            The Company, under the terms of its lease agreement exercised its option to renew its lease for an additional 10 years. The initial lease expired on August 23, 2001.

            The term of the extended lease agreement is for the period August 24, 2001 to August 23, 2011. The minimum annual rentals and the Company's obligation under this agreement are as follows:

            Fiscal year ending March,

            2005                              $   56,382
            2006                                 112,764
            2007                                 112,764
            2008                                 112,764
            2009                                 112,764
            2010                                 112,764
            2011                                  75,176
                                              ----------

                                              $  695,378
                                              s=========

            The Company recorded rental expense of $56,382 for the six months ended September 24, 2004.

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

            The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $28,601 for the six months ended September 24, 2004 and $25,150 for the six months ended September 26, 2003.

            As of September 24, 2004, the Company reported arrears with respect to its contributions to the Union's Health and Welfare plan. The amount due the Health and Welfare plan was $11,828.

            The total amount due of $11,828 is reported on the accompanying balance sheet as a current liability.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 -    COMMITMENTS (continued):

            In June 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

            The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 5 months.

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

            As a result of this agreement the amount due the PBGC was restated to $244,000. The balance as of September 24, 2004 was $167,000. The balance of $167,000 is reported on the accompanying balance sheet as follows: $61,000 as a current liability and $106,000 as a long-term liability.

Note 10 -   CHANGES IN STOCKHOLDERS' EQUITY:

            Retained earnings (deficit) decreased by $2,334, which represents the net income for the six months ended September 24, 2004.

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

                                 IEH CORPORATION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF \
                                   OPERATIONS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:

The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either September 24, 2004 or March 26, 2004.

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

Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 24, 2004 and September 26, 2003, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no, long-lived asset impairments recognized by the Company for the six months ended September 24, 2004 and September 26, 2003.

Reporting Comprehensive Income:

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the six months ended September 24, 2004 and September 26, 2003.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

For the six months ended September 24, 2004 compared to the six months ended September 26, 2003:

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                       Six months Ended
                                                                 ----------------------------
                                                                  Sept. 24,         Sept. 26,
                                                                    2004              2003
                                                                 ----------        ----------
Operating Revenues (in thousands)                                $    2,485        $    2,514
                                                                 ----------        ----------

Operating Expenses: (as a percentage of operating revenues)           74.47%            72.24%
Cost of Products Sold                                                 19.22%            18.94%
Selling, General and Administrative                                    1.99%             2.24%
Interest Expense                                                       3.89%             4.08%
Depreciation and Amortization
                                                                 ----------        ----------
          Total Costs and Expenses                                    99.57%            97.50%
                                                                 ----------        ----------

Operating Income (loss)                                                 .43%             2.50%

Other Income                                                             --               .00%
                                                                 ----------        ----------

Income (loss) before Income Taxes                                       .43%             2.50%

Income Taxes                                                           (.34%)             .33%
                                                                 ----------        ----------

Net Income (loss)                                                       .09%             2.17%
                                                                 ==========        ==========

COMPARATIVE ANALYSIS-SIX MONTHS

Operating revenues for the six months ended September 24, 2004 amounted to $2,485,036 reflecting a 1.14% decrease versus the comparative six months operating revenues of $2,513,820. The decrease is a direct result of a decrease in commercial, governmental and military orders during the first fiscal quarter.

Cost of products sold amounted to $1,850,624 for the six months ended September 24, 2004 or 74.47% of operating revenues. This reflected an increase of $34,653 or 1.91% of the cost of products sold of $1,815,971 or 72.24% of operating revenues for the six months ended September 26, 2003.

Selling, general and administrative expenses were $477,633 or 19.22% of revenues for the six months ended September 24, 2004 compared to $476,012 or 18.94% of revenues for the comparable six month period ended September 26, 2003. This category remained practically unchanged.

Interest expense was $49,406 or 1.99% of revenues for the period ended September 24, 2004 as compared to $56,368 or 2.24% of revenues in the six-month period ended September 26, 2003. The decrease in interest is associated with the Company's repayment of its loans payable.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

COMPARATIVE ANALYSIS -SIX MONTHS (Continued)

Depreciation and amortization of $96,751 or 3.89% of revenues were reported for the six-month period ended September 24, 2004. This reflects a minimal decrease from the comparable six-month period ended September 26, 2003 of $102,600 or 4.08% of revenues.

The Company reported net income of $2,334 for the six months ended September 24, 2004, representing basic earnings per common share of $.001 as compared to a net income of $54,522 or $.024 per common share for the six months ended September 26, 2003.

COMPARATIVE ANALYSIS-THREE MONTHS

For the three months ended September 24, 2004 compared to the three months ended September 26, 2003:

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                            Three Months Ended
                                                                       -----------------------------
                                                                         Sept. 24,         Sept. 26,
                                                                           2004              2003
                                                                       -----------       -----------
      Operating Revenues (in thousands)                                $     1,313       $     1,292
                                                                       -----------       -----------

      Operating Expenses: (as a percentage of operating revenues)
      Cost of Products Sold                                                  72.03%            70.61%
      Selling, General and Administrative                                    17.78%            18.00%
      Interest Expense                                                        1.97%             2.06%
      Depreciation and Amortization                                           3.55%             4.02%
                                                                       -----------       -----------
                Total Costs and Expenses                                     95.33%            94.69%
                                                                       -----------       -----------

      Operating Income (loss)                                                 4.67%             5.31%

      Other Income                                                             .00%              .00%
                                                                       -----------       -----------

      Income (loss) before Income Taxes                                       4.67%             5.31%

      Income Taxes                                                             .32%              .33%
                                                                       -----------       -----------

      Net Income (loss)                                                       4.35%             4.98%
                                                                       ===========       ===========

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

COMPARATIVE ANALYSIS -THREE MONTHS (Continued)

Operating revenues for the three months ended September 24, 2004 amounted to $1,312,648, reflecting a 1.63% increase versus the comparative three months ended September 26, 2003 operating revenues of $1,291,568. The increase is a direct result of an increase in commercial, governmental and military orders during the quarter ended September 26, 2003.

Cost of products sold amounted to $945,551 for the three months ended September 24, 2004 or 72.03% of operating revenues. This reflected an increase of $33,569 or 3.68% of the cost of products sold of $911,982 or 70.61% for the three months ended September 26, 2003. The increase represents the additional cost necessary to support the increase in sales.

Selling, general and administrative expenses for the three months ended September 24, 2004 were $234,051 or 17.78% of revenues compared to $233,155 or 18.00% of revenues for the comparable three-month period ended September 26, 2003. This category remained practically unchanged.

Interest expense was $25,887 or 1.97% of revenues for the period ended September 24, 2004 as compared to $26,570 or 2.06% of revenues in the three-month period ended September 26, 2003. The decrease in interest is associated with the Company's repayment of its loans payable.

Depreciation and amortization of $46,651 or 3.55% of revenues was reported for the three-month period ended September 24, 2004. This reflects a decrease of $5,249 or 10.11% from the comparable three-month period ended September 26, 2003 of $51,900 or 4.02% of revenues.

The Company reported net income of $56,365 for the three months ended September 24, 2004 representing basic earnings per common share of $.024 as compared to basic income of $63,781or $.028 per common share for the three months ended September 26, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a working capital deficit as of September 24, 2004 of $96,752 as compared to a working capital deficit of $31,991 at March 26, 2004. The increase in working capital deficit of $64,761 was attributable to the following items:

      Net income (loss)
        (excluding depreciation and amortization)      $  99,085
      Capital expenditures                              (118,146)
      Other transactions                                 (45,700)
                                                       ---------
                                                       $ (64,761)
                                                       =========

As a result of the above, the current ratio (current assets to current liabilities) was .95 to 1.0 as of September 24, 2004 as compared to .98 to 1.0 at March 26, 2004. Current liabilities at September 24, 2004 were $1,819,694 as compared to $1,654,176 at March 26, 2004.

The Company expended $118,146 in capital expenditures in the six months ended September 24, 2004. Depreciation and amortization for the six months ended September 24, 2004 was $96,751.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. The agreement had an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. At September 24, 2004 the amount outstanding was $608,195 as compared to $645,096 at March 26, 2004.

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

The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $28,601 for the six months ended September 24, 2004 and $25,150 for the six months ended September 26, 2003.

As of September 24, 2004, the Company reported arrears with respect to its contributions to the Union's Health & Welfare plan. The amount due the Health & Welfare plan was $11,828. The total amount due of $11,828 is reported on the accompanying balance sheet as a current liability.

In June 1993, the Company and Local 259 entered into a verbal agreement whereby the Company would satisfy this debt by the following payment schedule:

The sum of $2,500 will be paid by the Company each month in satisfaction of the current arrears until this total debt has been paid. Under this agreement, the projected payment schedule for arrears will satisfy the total debt in 5 months.

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

As a result of this agreement the amount due the PBGC was restated to $244,000. The balance as of September 24, 2004 was $167,000. The balance of $167,000 is reported on the accompanying balance sheet as follows: $61,000 as a current liability and the balance of $106,000 as a long-term liability.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Item 3. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Report on Form 10-QSB. Based on their evaluation, our chief executive officer and chief financial officer (who is also our controller and principal accounting officer) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Report on Form 10-QSB has been made known to them.

In addition, there have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II
OTHER INFORMATION

      Item 1 Legal Proceedings

      The Company is not involved in any legal proceedings which may have a material effect upon the Company, its financial condition or operations.

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds;
                     Purchases of Equity Securities

      Not applicable

      Item 3. Defaults Upon Senior Securities

      None

      Item 4. Submission of Matters to a Vote of Shareholders

      On September 27, 2004 the Registrant held its Annual Meeting of Shareholders. The sole matter being presented to shareholders was the election of two directors to serve for a two year term. The two directors standing for election were Michael Offerman and Murray Sennet.

      Total outstanding shares eligible to attend and vote at the meeting were 2,303,468 shares of Common Shares, par value $.01 per share. shareholders in person or by proxy representing 2,039797 shares were at the meeting.

      Votes were cast as follows:

      Michael Offerman                    1,788,713 For        251,084 Withheld
      Murray Sennet                       1,788,863 For        250,934 Withheld

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

                                          IEH CORPORATION
                                          (Registrant)

November 2, 2004                          /s/ Michael Offerman
----------------                          -----------------------------------
                                          Michael Offerman
                                          President

November 2, 2004                          /s/ Robert Knoth
----------------                          -----------------------------------
                                          Robert Knoth
                                          Chief Financial Officer/Controller/
                                          Principal Accounting Officer