Form 10QSB
period 2004-12-24
IEH CORPORATION
filed 2005-02-07
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2004

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

            Yes |X|                     No |_|

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 24, 2004 and February 1, 2005.

                                 IEH CORPORATION

                                    CONTENTS

                                                                                      Page
                                                                                     Number
                                                                                     ------
Part I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

         Balance Sheets as of December 24, 2004 (Unaudited) and March 26, 2004          3

         Statement of Operations (Unaudited) for the three and six months ended
           December 24, 2004 and December 26, 2003                                      4

         Statement of Cash Flows (Unaudited) for the six months ended
           December 24, 2004 and December 26, 2003                                      5

         Notes to Financial Statements (Unaudited)                                      7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                 15

ITEM 3 - CONTROLS AND PROCEDURES                                                       23

PART II - OTHER INFORMATION

Item 1 - Legal proceedings                                                             23

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds;
             Purchases of Equity Securities                                            23

Item 3 - Defaults Upon Senior Securities                                               23

Item 4 - Submission of Matters to  a Vote of Security Holders                          23

Item 5 - Other Information                                                             24

Item 6 - Exhibits and Reports on Form 8K                                               24

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 24, 2004 and March 26, 2004

                                                                          Dec. 24,        March 26,
                                                                            2004            2004
                                                                         -----------     ----------
                                                                         (Unaudited)      (Note 1)
                                          ASSETS

CURRENT ASSETS:
Cash                                                                     $    3,581      $    4,480
Accounts receivable, less allowances for doubtful accounts of
   $10,062 at December 24, 2004 and March 26, 2004                          737,417         586,491
Inventories (Note 3)                                                      1,134,200       1,014,598
Prepaid expenses and other current assets (Note 4)                           25,365          16,616
                                                                         ----------      ----------

          Total current assets                                            1,900,563       1,622,185
                                                                         ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,135,337 at December 24, 2004
   and $5,991,765 at March 26, 2004                                       1,168,568       1,130,026
                                                                         ----------      ----------
                                                                          1,168,568       1,130,026
                                                                         ----------      ----------

OTHER ASSETS:
  Other assets                                                               41,181          41,356
                                                                         ----------      ----------
                                                                             41,181          41,356
                                                                         ----------      ----------

Total assets                                                             $3,110,312      $2,793,567
                                                                         ==========      ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 24, 2004 and March 26, 2004

                                                                        Dec. 24,          March 26,
                                                                          2004              2004
                                                                      -----------       -----------
                                                                      (Unaudited)         (Note 1)
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 7)                                $   638,039       $   645,096
Notes payable, equipment, current portion (Note 6)                          5,775             8,936
Accrued corporate income taxes                                             20,577            14,500
Due to union health and welfare plan, current portion (Note 9)              1,328            32,200
Accounts payable                                                        1,130,482           738,105
Pension plan payable, current portion (Note 9)                             61,000            56,000
Other current liabilities (Note 5)                                        155,385           159,339
                                                                      -----------       -----------

          Total current liabilities                                     2,012,586         1,654,176
                                                                      -----------       -----------

LONG-TERM LIABILITIES:
Pension Plan payable, less current portion (Note 9)                        97,000           149,000
Notes payable, equipment, less current portion (Note 6)                     7,356            11,170
                                                                      -----------       -----------
          Total long-term liabilities                                     104,356           160,170
                                                                      -----------       -----------

          Total liabilities                                             2,116,942         1,814,346
                                                                      -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at December 24, 2004 and
March 26, 2004                                                             23,035            23,035
Capital in excess of par value                                          2,744,573         2,744,573
Retained earnings (Deficit)                                            (1,774,238)       (1,788,387)
                                                                      -----------       -----------
          Total stockholders' equity                                      993,370           979,221
                                                                      -----------       -----------

          Total liabilities and stockholders' equity                  $ 3,110,312       $ 2,793,567
                                                                      ===========       ===========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                             Nine Months Ended               Three Months Ended
                                             -----------------               ------------------
                                          Dec. 24,        Dec. 26,        Dec. 24,        Dec. 26,
                                            2004            2003            2004            2003
                                         ----------      ----------      ----------      ----------
REVENUE, net sales                       $3,792,767      $3,739,711      $1,307,731      $1,225,891
                                         ----------      ----------      ----------      ----------

COSTS AND EXPENSES

Cost of products sold                     2,807,198       2,709,927         956,574         893,956
Selling, general and administrative         739,708         714,441         262,075         238,429
Interest expense                             75,658          81,230          26,252          24,862
Depreciation and amortization               143,572         154,200          46,821          51,600
                                         ----------      ----------      ----------      ----------
                                          3,766,136       3,659,798       1,291,722       1,208,847
                                         ----------      ----------      ----------      ----------

OPERATING INCOME                             26,631          79,913          16,009          17,044

OTHER INCOME                                    118             278               6             225
                                         ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                   26,749          80,191          16,015          17,269

PROVISION FOR INCOME TAXES                   12,600          12,600           4,200           4,200
                                         ----------      ----------      ----------      ----------

NET INCOME                               $   14,149      $   67,591      $   11,815      $   13,069
                                         ==========      ==========      ==========      ==========

BASIC AND DILUTED EARNINGS PER
SHARE                                    $     .006      $     .029      $     .005      $     .006
                                         ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING (in thousands)                    2,303           2,303           2,303           2,303
                                         ==========      ==========      ==========      ==========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                      -------------------------
                                                                       Dec. 24,        Dec. 26,
                                                                         2004            2003
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  14,149       $  67,591
                                                                      ---------       ---------

Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization                                           143,572         154,200

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                             (150,926)        218,449
(Increase) decrease inventories                                        (119,602)        168,475
(Increase) decrease in prepaid expenses and other current assets         (8,749)         19,466
(Increase) decrease in other assets                                         175            (121)

Increase (decrease) in accounts payable                                 392,377        (329,429)
Increase (decrease) in other current liabilities                         (3,954)        (37,763)
Increase (decrease) in accrued corporate income taxes                     6,077           5,800
Increase (decrease) in union health and welfare plan                    (30,872)        (27,500)
Increase (decrease) in due to pension plan payable                      (47,000)         (8,000)
                                                                      ---------       ---------

          Total adjustments                                             181,098         163,577
                                                                      ---------       ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        195,247         231,168
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                            (182,114)       (183,107)
                                                                      ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                                 $(182,114)      $(183,107)
                                                                      =========       =========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                           Nine Months Ended
                                                        -----------------------
                                                        Dec. 24,       Dec. 26,
                                                          2004           2003
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                               $     --       $ 16,790
Principal payments on notes payable                       (6,975)       (16,323)
Proceeds from accounts receivable financing               (7,057)       (51,269)
                                                        --------       --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (14,032)       (50,802)
                                                        --------       --------

INCREASE (DECREASE) IN CASH                                 (899)        (2,741)

CASH, beginning of period                                  4,480          5,565
                                                        --------       --------

CASH, end of period                                     $  3,581       $  2,824
                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the nine months for:

     Interest                                           $ 68,121       $ 73,517
                                                        ========       ========

     Income Taxes                                       $     --       $     --
                                                        ========       ========

                 See accompanying notes to financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -    INTERIM RESULTS AND BASIS OF PRESENTATION

            The accompanying unaudited financial statements as of December 24, 2004 and December 26, 2003 and for the three and nine month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 24, 2004 and December 26, 2003 and the results of operations and cash flows for the three and nine month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended December 24, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 26, 2004 has been derived from the audited financial statements at that date.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

            Accounting Period:

            The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. For the year ending March 26, 2004, the year was comprised of 52 weeks. The next fiscal year end for the Company is March 25, 2005.

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

            Concentration of Credit Risk:

            The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either December 24, 2004 or March 26, 2004.

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

            Net Income Per Share:

            The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 24, 2004 and December 26, 2003, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

            Impairment of Long-Lived Assets:

            SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no, long-lived asset impairments recognized by the Company for the nine months ended December 24, 2004 and December 26, 2003.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

            Reporting Comprehensive Income:

            The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the nine months ended December 24, 2004 and December 26, 2003.

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

Note 3 -    INVENTORIES:

            Inventories are comprised of the following:

                                           Dec. 24,        March 26,
                                             2004            2004
                                          ----------      ----------

            Raw materials                 $  771,143      $  689,851
            Work in progress                 219,354         196,182
            Finished goods                   143,703         128,565
                                          ----------      ----------
                                          $1,134,200      $1,014,598
                                          ==========      ==========

            Inventories are priced at the lower of cost (first-in, first-out method) or market. The Company has established a reserve for obsolescence to reflect net realizable inventory value. The balance of this reserve as of December 24, 2004 was $36,000. At March 26, 2004, the balance of this reserve was $0. Inventories at December 24, 2004 and March 26, 2004 are recorded net of this reserve.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 -    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

            Prepaid expenses and other current assets are comprised of the following:

                                                Dec. 24,    March 26,
                                                  2004        2004
                                                --------    ---------

            Prepaid insurance                   $ 19,726    $ 11,030
            Prepaid corporate taxes                5,489       5,489
            Other current assets                     150          97
                                                --------    --------
                                                $ 25,365    $ 16,616
                                                ========    ========

Note 5 -    OTHER CURRENT LIABILITIES:

            Other current liabilities are comprised of the following:

                                                Dec. 24,    March 26,
                                                  2004        2004
                                                --------    ---------

            Payroll and vacation accruals       $ 59,076    $ 87,964
            Sales commissions                     14,973       9,705
            Other                                 81,336      61,670
                                                --------    --------

                                                $155,385    $159,339
                                                ========    ========

Note 6 -    NOTES PAYABLE EQUIPMENT:

            The Company financed the acquisition of new equipment by issuing notes payable. These notes are payable over a ninety month period. The remaining balance of these notes at December 24, 2004 amounted to $13,131.

            The aggregate future principal payments are as follows:

            Fiscal year ending March 31,
            2005                                                $2,290
            2006                                                 4,325
            2007                                                 3,358
            2008                                                 3,158
                                                               -------
                                                               $13,131
                                                               =======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 -    ACCOUNTS RECEIVABLE FINANCING:

            The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At December 24, 2004 the amount outstanding with the factor was $638,039 as compared to $645,096 at March 26, 2004. All funds factored are secured by the Company's accounts receivables and inventories.

Note 8 -    2001 EMPLOYEE STOCK OPTION PLAN:

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

            The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 24, 2004 no options had been granted under the plan.

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

            The term of the extended lease agreement is for the period August 24, 2001 to August 23, 2011. The minimum annual rentals and the Company's obligation under this agreement are as follows:

            Fiscal year ending March,

            2005                                            $ 28,191
            2006                                             112,764
            2007                                             112,764
            2008                                             112,764
            2009                                             112,764
            2010                                             112,764
            2011                                              75,176
                                                            --------

                                                            $667,187
                                                            ========

            The Company recorded rental expense of $84,574 for the nine months ended December 24, 2004.

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

            The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $42,951 for the nine months ended December 24, 2004 and $37,705 for the nine months ended December 26, 2003.

            As of December 24, 2004, the Company reported arrears with respect to its contributions to the Union's Health and Welfare plan. The amount due the Health and Welfare plan was $1,328.

            The total amount due of $1,328 is reported on the accompanying balance sheet as a current liability.

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

                  December 1, 2004 to August 1, 2004            $2,000 per month
                  December 1, 2004 to August 1, 2006            $3,000 per month
                  December 1, 2006 to August 1, 2007            $4,000 per month

            Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004 and May 1, 2004. The Company is also obligated to make additional balloon payments of $25,000 each on May 1, 2005 and January 1, 2006.

            The Company also granted the PBGC a lien on the Company's machinery and equipment.

            As a result of this agreement the amount due the PBGC was restated to $244,000. The balance as of December 24, 2004 was $158,000. The balance of $158,000 is reported on the accompanying balance sheet as follows: $61,000 as a current liability and $97,000 as a long-term liability.

Note 10 -   CHANGES IN STOCKHOLDERS' EQUITY:

            Retained earnings (deficit) decreased by $14,149, which represents the net income for the nine months ended December 24, 2004.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk:

The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either December 24, 2004 or March 26, 2004.

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

Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 24, 2004 and December 26, 2003, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no, long-lived asset impairments recognized by the Company for the nine months ended December 24, 2004 and December 26, 2003.

Reporting Comprehensive Income:

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the nine months ended December 24, 2004 and December 26, 2003.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

For the nine months ended December 24, 2004 compared to the nine months ended December 26, 2003

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                        Nine Months Ended
                                                                     -----------------------
                                                                      Dec. 24,      Dec. 26,
                                                                        2004          2003
                                                                     ---------     ---------
      Operating Revenues (in thousands)                              $   3,793     $   3,740
                                                                     ---------     ---------
      Operating Expenses: (as a percentage of operating revenues)
      Cost of Products Sold                                              74.01%        72.46%
      Selling, General and Administrative                                19.50%        19.10%
      Interest Expense                                                    1.99%         2.17%
      Depreciation and Amortization                                       3.79%         4.12%
                                                                     ---------     ---------

              Total Costs and Expenses                                   99.29%        97.85%
                                                                     ---------     ---------

      Operating Income (loss)                                              .71%         2.15%

      Other Income                                                         .00%          .01%
                                                                     ---------     ---------

      Income (loss) before Income Taxes                                    .71%         2.16%

      Income Taxes                                                         .33%          .34%
                                                                     ---------     ---------

      Net Income (loss)                                                    .38%         1.82%
                                                                     =========     =========

COMPARATIVE ANALYSIS-NINE MONTHS

Operating revenues for the nine months ended December 24, 2004 amounted to $3,792,767 reflecting a 1% increase versus the comparative nine months operating revenues of $3,739,711. The increase is a direct result of an increase in commercial, governmental and military sales, during the nine months ended December 24, 2004 as compared to the nine months ended December 26, 2003.

Cost of products sold amounted to $2,807,198, for the nine months ended December 24, 2004 or 74.01% of operating revenues. This reflected an increase of $97,271 or 3.6% over the cost of products sold of $2,709,927 or 72.46% of operating revenues for the nine months ended December 26, 2003.

Selling, general and administrative expenses were $739,708 or 19.50% of revenues for the nine months ended December 24, 2004 as compared to $714,441 or 19.10% of revenues for the comparable nine month period ended December 26, 2003. The increase of $25,267 or 3.5% was primarily due to an increase in travel during the nine months ended December 24, 2004.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS (Continued)

COMPARATIVE ANALYSIS-NINE MONTHS (Continued)

Interest expense was $75,658 or 1.99% of revenues for the period ended December 24, 2004 as compared to $81,230 or 2.17% of revenues in the nine months period ended December 26, 2003.

Depreciation and amortization of $143,572 or 3.79% of revenues were reported for the nine months period ended December 24, 2004. This reflects a minimal increase from the comparable nine months period ended December 26, 2003 of $154,200 or 4.12% of revenues.

The Company reported net income of $14,149 for the nine months ended December 24, 2004, representing basic earnings per common share of $.006 as compared to a net income of $67,591 or $.029 per common share for the nine months ended December 26, 2003.

COMPARATIVE ANALYSIS-THREE MONTHS

For the three months ended December 24, 2004 compared to the three months ended December 26, 2003:

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                        Three Months Ended
                                                                     -----------------------
                                                                      Dec. 24,      Dec. 26,
                                                                        2004          2003
                                                                     ---------     ---------
      Operating Revenues (in thousands)                              $   1,308     $   1,226
                                                                     ---------     ---------

      Operating Expenses: (as a percentage of operating revenues)
      Cost of Products Sold                                              73.15%        72.92%
      Selling, General and Administrative                                19.99%        19.40%
      Interest Expense                                                    2.01%         2.03%
      Depreciation and Amortization                                       3.58%         4.21%
                                                                     ---------     ---------
          Total Costs and Expenses                                       98.73%        98.56%
                                                                     ---------     ---------

      Operating Income (loss)                                             1.27%         1.44%

      Other Income                                                         .00%          .02%
                                                                     ---------     ---------

      Income (loss) before Income Taxes                                   1.27%         1.46%

      Income Taxes                                                         .32%          .34%
                                                                     ---------     ---------

      Net Income (loss)                                                    .95%         1.12%
                                                                     =========     =========

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

COMPARATIVE ANALYSIS -THREE MONTHS (Continued)

Operating revenues for the three months ended December 24, 2004 amounted to $1,307,731, reflecting a 6.68% increase versus the comparative three months ended December 26, 2003 operating revenues of $1,225,891. The increase is a direct result of an increase in commercial, governmental and military orders during the quarter ended December 24, 2004.

Cost of products sold amounted to $956,574 for the three months ended December 24, 2004 or 73.15% of operating revenues. This reflected an increase of $62,618 or 7.00% of the cost of products sold of $893,956 or 72.92% of operating revenues for the three months ended December 26, 2003. The increase represents the additional cost necessary to support the increase in sales.

Selling, general and administrative expenses for the three months ended December 24, 2004 were $262,075 or 19.99% of revenues compared to $238,429 or 19.40% of revenues for the comparable three-month period ended December 26, 2003. This reflected an increase of $23,646 or 9.92% and reflects increases in administrative and travel expenses.

Interest expense was $26,252 or 2.01% of revenues for the period ended December 24, 2004 as compared to $24,862 or 2.03% of revenues in the three-month period ended December 26, 2003.

Depreciation and amortization of $46,821 or 3.58% of revenues was reported for the three-month period ended December 24, 2004. This reflects a decrease of $4,779 or 9.26% from the comparable three-month period ended December 26, 2003 of $51,600 or 4.21% of revenues. The decrease is the result of equipment being written off during the period ended December 24, 2004.

The Company reported net income of $11,815 for the three months ended December 24, 2004, representing basic earnings per common share of $.005 as compared to a net income of $13,069 or $.006 per common share for the three months ended December 26, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a working capital deficit as of December 24, 2004 of $112,023 as compared to a working capital deficit of $31,991 at March 26, 2004. The increase in working capital deficit of $80,032 was attributable to the following items:

            Net income (loss)
              (excluding depreciation and amortization)    $ 157,721
            Capital expenditures                            (182,114)
            Other transactions                               (55,639)
                                                           ---------
                                                           $ (80,032)
                                                           =========

As a result of the above, the current ratio (current assets to current liabilities) was .94 to 1.0 as of December 24, 2004 as compared to .98 to 1.0 at March 26, 2004. Current liabilities at December 24, 2004 were $2,012,586 as compared to $1,654,176 at March 26, 2004.

The Company expended $182,114 in capital expenditures in the nine months ended December 24, 2004. Depreciation and amortization for the nine months ended December 24, 2004 was $143,572.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. The agreement had an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving ninety days prior notice. The loan is secured by the Company's accounts receivable and inventories. At December 24, 2004 the amount outstanding was $638,039 as compared to $645,096 at March 26, 2004.

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

The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $42,951 for the nine months ended December 24, 2004 and $37,705 for the nine months ended December 26, 2003.

As of December 24, 2004, the Company reported arrears with respect to its contributions to the Union's Health & Welfare plan. The amount due the Health & Welfare plan was $1,328.

The total amount due of $1,328 is reported on the accompanying balance sheet as a current liability.

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

                   December 1, 2004 to August 1, 2004           $2,000 per month
                   December 1, 2004 to August 1, 2006           $3,000 per month
                   December 1, 2006 to August 1, 2007           $4,000 per month

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

As a result of this agreement the amount due the PBGC was restated to $244,000. The balance as of December 24, 2004 was $158,000. The balance of $158,000 is reported on the accompanying balance sheet as follows: $61,000 as a current liability and the balance of $97,000 as a long-term liability.

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

While the Company has in the past increased its prices to customers, it has maintained its relative competitive price position. However, significant decreases in government, military subcontractor spending have provided excess production capacity in the industry, which has tightened pricing margins.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Item 3. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Report on Form 10-QSB ("Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer (who is also our controller and principal accounting officer) have concluded that as of the Evaluation Date, and as of the date of the end of the period covered by this Report on Form 10-QSB, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Report on Form 10-QSB has been made known to them.

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

      Not applicable

      Item 3. Defaults Upon Senior Securities

      None

      Item 4. Submission of Matters to a Vote of Shareholders

      No matters were submitted to shareholders during the quarter ended December 26, 2004 other than as previously reported with respect to the Annual Meeting of Shareholders held in September, 2004.

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

                                        IEH CORPORATION
                                        (Registrant)


February 2, 2005                        /s/ Michael Offerman
----------------                        --------------------
                                        Michael Offerman
                                        President


February 2, 2005                        /s/ Robert Knoth
----------------                        ----------------
                                        Robert Knoth
                                        Chief Financial Officer/Controller/
                                        Principal Accounting Officer