Form 10KSB/A
period 2004-03-26
IEH CORPORATION
filed 2005-05-05
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 Amendment No.1


Mark One)

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

     As of June 30, 2004, there were 2,303,468 shares of Common Stock issued and outstanding

                                 IEH CORPORATION


This Amendment No. 1 to the Form 10-ksb for the fiscal year ended March 26, 2004 has been filed by the Registrant to amend certain portions of the Management Discussion and Analysis, including the addition of additional disclosure regarding our critical accounting policies and the Company's financial statements, as well as changes to Item 8A Controls and procedures to correctly reflect required statements under SEC regulations.


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

     Critical Accounting Policies


     The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies, which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

     o    Impairment of Long--Lived Assets:
          The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company makes estimates of its future cash flows related to assets subject to impairment review.

     o    Inventory Valuation:
          Raw materials and supplies are valued at the lower of first-in, first-out cost or market. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

     o    Income Taxes:
          The Company records a liability for potential tax assessments based on its estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. Income tax expense in future periods could be adjusted for the difference between actual payments and the Company's recorded liability based on its assessments and estimates.


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


     The Company manufactures products pursuant to specific technical and contractual requirements. The Company historically purchases material in excess of its requirements to avail itself of favorable pricing as well as the possibility of receiving additional orders from customers. This excess may result in material not being used in subsequent periods which may result in this material being deemed obsolete.

     The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company based upon historical experience has determined that if a part has not been used and purchased or an item of finished goods has not been sold in three years, it is deemed to be obsolete. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment.


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

     Liquidity and Capital Resources

     The Company reported a working capital deficit of $31,991 as of March 26, 2004 compared to a working capital deficit of $74,495. The decrease in working capital of $42,504 was attributable to the following items:


     Net income                                                    $ 118,423
     Depreciation and amortization                                   203,650
     Capital expenditures                                           (213,913)
     Other transactions                                              (65,656)


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


     The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At March 26, 2004 the amount outstanding with the factor was $645,096 as compared to $712,659 at March 28, 2003. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon our accounts receivables, which funds provide the primary source of our working capital for operations.

     In the past two fiscal years, management has been reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. The effects of this new policy have been that customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all accounts receivable on a monthly basis. The reserve is less than 2% of average gross accounts receivable and is considered to be conservatively adequate.


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


Item 7. Financial Statements


     See Index to Financial Statements attached hereto appearing at pages 18 to 34.


Item 8A Controls and Procedures

Evaluation of Disclosure Controls and Procedures:


     Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Report on Form 10-KSB. Based on their evaluation, our chief executive officer and controller have concluded that as of the end of the period covered by this Form 10KSB, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Report on Form 10-KSB has been made known to them. Our Chief Financial Officer and Controller is our principal accounting officer.

     There have been no changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that have materially affected or could significantly or materially affect these controls subsequent to the Evaluation Date set forth above. In addition, historically, the Company has relied upon the entire Board of Directors in appointing the Company's independent auditors and reviewing the financial condition and statements of the Company. Given the relatively small size of the Company's operations and revenues, the Board has not believed that appointing an independent committee was a necessity.

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

Item 13. Exhibits, Lists and Reports on Form 8-K

     (a)  Exhibits filed with Form 10-KBS:

     31.1 Certification of Chief Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

     31.2 Certification of Chief Financial Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

     32.1 Certification by Michael Offerman, President pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

     32.2 Certification by Robert Knoth, Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

     (b)  Reports on Form 8-K

          The Company did not file any Reports on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10KSB/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           IEH CORPORATION

                                           By:   /s/ Michael Offerman
                                                ---------------------------
                                                Michael Offerman, President


Dated: May 4, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Michael Offerman                                                May 4, 2005
--------------------------------------------                        -----------
Michael Offerman, Chairman of the
 Board and President

/s/ Robert Knoth                                                    May 4, 2005
--------------------------------------------                        -----------
Robert Knoth, Secretary and
 Controller, Treasurer and Chief Financial Officer



/s/ Murray Sennet                                                   May 4, 2005
--------------------------------------------                        -----------
Murray Sennet, Director


/s/ Alan Gottlieb                                                   May 4, 2005
--------------------------------------------                        -----------
Alan Gottlieb, Director