Form 10KSB
period 2005-03-25
IEH CORPORATION
filed 2005-07-08
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended March 25, 2005
                          --------------

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

                      Yes    [X]                  No [_]

      The Registrant's revenues for its most recent fiscal year ended March 25, 2005 were $5,321,145.

      On June 30, 2005, the aggregate market value of the voting stock of Registrant held by non-affiliates of Registrant (consisting of Common Stock, $.01 par value) computed by reference to the closing price at which the stock was sold on June 30, 2005 ($0.58) was approximately $772,435.

      As of June 30, 2005, there were 2,303,468 shares of Common Stock issued and outstanding

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

          For the fiscal year ended March 25, 2005, the Company's principal customers included manufacturers of commercial electronics products, military defense contractors and distributors who service these markets. Sales to the commercial electronics and military defense markets comprised 24% and 75%, respectively, of the Company's net sales for the year ended March 25, 2005. Approximately 1% of the Company's net sales for the year March 25, 2005, were made internationally.

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

                                 IEH CORPORATION

                                     PART I
Item I.   Business (continued)

          New Product Development (continued)

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

          Several years ago, the Company designed and developed a form of compliant termination connector, which is named, "COMTAC". This product, which utilizes technology known as "Solderless Pin Technology", does not require the soldering of connector pins, but instead utilizes a spring type locking system in attaching the connector to the printed circuit board. This technology was patented in the United States under patent No. 4,720,268 and assigned to the Company on January 19, 1988. During the fiscal year ended March 25, 2005 sales of the COMTAC connectors accounted for over 13% of the Company's total sales. The Company has sent pre-production units for evaluation to certain customers and potential customers. Although there can be no assurance of future sales, the Company is optimistic that this new technology will lead to an increase in sales.

          Commitments

          The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $54,643 for the year ended March 25, 2005 and $47,519 for the year ended March 26, 2004.

          As of March 25, 2005, the Company had satisfied the arrears on the Union's health and welfare plan.

                                 IEH CORPORATION

                                     PART I


Item I.   Business (continued)

          Commitments (continued)

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

          Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004, May 1, 2004 and May 1, 2005. The Company is also obligated to make an additional balloon payment of $25,000 on January 1, 2006.

          The Company also granted the PBGC a lien on the Company's machinery and equipment.

          As a result of this agreement the amount due the PBGC was restated to $244,000. $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The balance of $149,000 is reported as follows: $86,000 as a current liability and $63,000 as a long-term liability.

                                 IEH CORPORATION

                                     PART I

Item I.   Business (continued)

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

          The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 92% and 93% of the Company's net sales for the years ended March 25, 2005 and March 26, 2004, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

          One (1) of the Company's customers accounted for 34% and 21% of the Company's net sales for the years ended March 25, 2005 and March 26, 2004, respectively. The Company currently employs 14 independent sales representatives to market its products in all regions in the United States.

          Backlog of Orders/Capital Requirements

          These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors, which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 25, 2005.

          International sales accounted for less than 1% of sales for the years ended March 25, 2005 and March 26, 2004.

          The backlog of orders for the Company's products amounted to approximately $2,600,000 at March 25, 2005, as compared to $1,700,000 at March 26, 2004. A portion (which management does not believe are material) of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

                                 IEH CORPORATION

                                     PART I

Item I.   Business (continued)

          Research & Development

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

          The Company expended $31,000 and $49,500 for the years ended March 25, 2005 and March 26, 2004, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $31,000 in revenues for the year ended March 25, 2005 and $49,000 for the year ended March 26, 2004, respectively, pursuant to customer sponsored research activities.

          Employees

          The Company presently employs approximately 78 people, two (2) of whom are executive officers; two (2) are engaged in management activities; four (4) provide general and administrative services and approximately 70 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union"), which expires on March 31, 2006. The Company believes that it has a good relationship with its employees and the Union.

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

Item 2.   Properties

          The Company exercised its option to renew its lease on its facility for 10 years. The original lease was effective through August 23, 2001.

          The Company is obligated under this renewal lease through August 23, 2011, at minimum annual rentals as follows:

          Fiscal year ending March:

          2006          $173,371
          2007           112,765
          2008           112,765
          2009           112,765
          2010           112,765
          2011            75,177
                        --------

                        $699,608
                        ========

          The Company leases approximately 20,400 feet of space, of which it estimates; 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing and plating.

          The rental expense for the year ended March 25, 2005 and March 26, 2004 was $169,765 and $112,765, respectively. Rental expense for the year ended March 25, 2005 includes a surcharge of $57,210. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs. See "Legal Proceedings" for certain matters involving the Company's operating facility and offices.

Item 3.   Legal Proceedings

          The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.


Item 4.   Submission of Matters to Vote of Security Holders

          No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 25, 2005. We expect to have our annual meeting for 2005 sometime in the late second fiscal quarter or early third fiscal quarter.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

          Principal Market

          The common stock of the Company (the "common stock") is traded in the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System Bulletin Board under the symbol "IEHC"). On January 11, 1993, the Company's common stock was deleted from listing on the NASDAQ SmallCap Market System because of the Company's failure to maintain the minimum asset and shareholders equity requirements. On January 12, 1993, the Company's common stock was first quoted over the Electronic Bulletin Board (OTCBB).

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

                            Year                        High Bid         Low Bid

          Fiscal Year ended March 25, 2005

          1st Quarter                                    .50              .50
          2nd Quarter                                    .29              .29
          3rd Quarter                                    .39              .39
          4th Quarter                                    .51              .51

          Fiscal Year ended March 26, 2004

          1st Quarter                                    .46              .13
          2nd Quarter                                    .25              .25
          3rd Quarter                                    .20              .18
          4th Quarter                                    .45              .18


          (*) As reported by the OTCBB.

          The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions. Trading in our securities is sporadic.

          On July 6, 2005 the high bid for the common stock was .58 and the low bid was .58.

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

          Approximated Number of Equity Security Holders

          The number of record holders of the Company's common stock as of May 21, 2005 was approximately 1,208. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies.


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

          The following discussion and analysis should be read in conjunction with the financial statements and related footnotes, which provide additional information concerning the Company's financial activities and condition.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results Of Operations (continued)

          o    Impairment of Long-Lived Assets:
               The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company makes estimates of its future cash flows related to assets subject to impairment review.

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

          o    Revenue Recognition:
               Revenues are recognized at the shipping date of the Company's products. The Company has historically adopted the shipping terms that title merchandise passes to the customer at the shipping point (FOB Shipping Point). At this juncture, title has passed, the Company has recognized the sale, inventory has been relieved, and the customer has been invoiced. The Company does not offer any discounts, credits or other sales incentives.

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

          o    Research & Development

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

               The Company expended $31,000 and $49,500 for the years ended March 25, 2005 and March 26, 2004, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $31,000 in revenues for the year ended March 25, 2005 and $49,000 for the year ended March 26, 2004, respectively, pursuant to customer sponsored research activities.

          Results of Operations

          The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                         Relationship to Total Revenues
                                                           March 25,   March 26,
                                                             2005        2004
                                                           --------    --------

          Operating Revenues (in thousands)                $  5,321    $  4,893
                                                           --------    --------

          Operating Expenses:
            (as a percentage of Operating Revenues)

                    Costs of Products Sold                     71.8%       71.6%
                      Selling, General and Administrative      19.3%       19.6%
                      Interest Expense                          2.0%        2.2%
                      Depreciation and amortization             3.3%        4.2%
                                                           --------    --------

                             TOTAL COSTS AND EXPENSES          96.4%       97.6%
                                                           --------    --------

          Operating Income (loss)                               3.6%        2.4%

          Other Income                                           --          --
                                                           --------    --------

          Income (loss) before Income Taxes                     3.6%        2.4%

          Income Taxes                                           .5%         .1%
                                                           --------    --------

          Net Income (loss)                                     3.1%        2.3%
                                                           ========    ========

Item 6. Management's Discussion and Analysis of Financial Condition and Results Of Operations (continued)

          Results of Operations (continued)

          Year End Results: March 25, 2005 vs. March 26, 2004

          Operating revenues for the year ended March 25, 2005 amounted to $5,321,269 reflecting an 8.8% increase versus the year ended March 26, 2004 revenues of $4,892,755. The increase in revenues is a direct result of an increase in commercial sales.

          The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 92% and 93% of the Company's net sales for the fiscal year ended March 25, 2005 and March 26, 2004 respectively were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

          For the fiscal year ended March 25, 2005, one of the Company's customers accounted for approximately 34% of total sales. The same customer accounted for approximately 21% of sales in the fiscal year ended March 26, 2004.

          The Company currently employs 14 independent sales representatives to market its products in all regions of the United States. These sales representatives accounted for approximately 94% of the Company's sales, with the balance of sales being generated by direct customer contact.

          For the fiscal year ended March 25, 2005, the Company's principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and military defense markets comprised 24% and 75% of the Company's net sales for the year ended March 25, 2005 and 22% and 77% for the year ended March 26, 2004 respectively. Approximately 1% of net sales were made to international customers.

          Cost of products sold amounted to $3,819,234 for the fiscal year ended March 25, 2005, or 71.8% of operating revenues. This reflected a $317,625 or 9.1% increase in the cost of products sold from $3,501,609 or 71.6% of operating revenues for the fiscal year ended March 26, 2004. This increase is due primarily to the increased cost of production associated with the sales increase.

          Selling, general and administrative expenses were $1,027,222 and $957,952 or 19.3% and 19.6% of operating revenues for the fiscal years ended March 25, 2005 and March 26, 2004, respectively. This category of expense increased by $69,270 or 7.2% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

          Interest expense was $104,185 for the fiscal year ended March 25, 2005 or 2.0% of operating revenues. For the fiscal year ended March 26, 2004, interest expense was $105,661 or 2.2% of operating revenues. The decrease of $1,476 or 1.4% reflects the liquidation of a significant amount of the Company's notes payable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Results of Operations (continued)

          Year End Results: March 25, 2005 vs. March 26, 2004

          Depreciation and amortization of $177,504 or 3.3% of operating revenues was reported for the fiscal year ended March 25, 2005. This reflects a decrease of $26,146 from the prior year ended March 26, 2004 of $203,650 or 4.2% of operating revenues. The decrease is due primarily to a significant amount of capital assets being fully depreciated.

          The Company reported net income of $166,484 for the year ended March 25, 2005 representing basic earnings of $.07 per share as compared to net income of $118,423 or $.05 per share for the year ended March 26, 2004. The increase in net income for the current year can be attributed primarily to the reported increase in commercial sales.

          Liquidity and Capital Resources

          The Company reported working capital of $1,283 as of March 25, 2005 compared to a working capital deficit of $31,991 as of March 26, 2004. The increase in working capital of $33,274 was attributable to the following items:

               Net income                             $ 166,484
               Depreciation and amortization            177,504
               Capital expenditures                    (219,911)
               Other transactions                       (90,803)

          As a result of the above, the current ratio (current assets to current liabilities) was 1 to 1 at March 25, 2005 as compared to .98 to 1 at March 26, 2004. Current liabilities at March 25, 2005 were $2,026,588 compared to $1,654,176 at March 26, 2004.

          The Company reported $219,911 in capital expenditures for the year ended March 25, 2005 and reported depreciation of $177,504 for the year ended March 25, 2005.

          The net income of $166,484 for the year ended March 25, 2005 resulted in an increase in stockholders' equity to $1,145,705 as compared to stockholders' equity of $979,221 at March 26, 2004.

          The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At March 25, 2005 the amount outstanding with the factor was $643,472 as compared to $645,096 at March 26, 2004. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

          In the past two fiscal years, management has been reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. As a consequence of this new policy the Company's experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all accounts receivable on a monthly basis. The reserve is less than 2% of average gross accounts receivable and is considered to be conservatively adequate.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Liquidity and Capital Resources (continued)

          During the year ended March 26, 2004, two of the Company's officers loaned the Company a total of $52,000 on a non-interest bearing basis. The Company used these funds as a source of additional working capital.

          During the year ended March 25, 2005, one of these officers loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements.

          As of March 25, 2005, the amount owed to these officers was $187,744.

          Through the period ended June 24, 2005, the Company had repaid $36,244 of the total funds loaned to it.

          The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $54,643 for the year ended March 25, 2005 and $47,519 for the year ended March 26, 2004.

          As of March 25, 2005, the Company had satisfied the arrears on the Union's Health and Welfare Plan.

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

Item 6. Management's Discussion And Analysis Of Financial Conditions And Results Of Operations (continued)

         Liquidity And Capital Resources (continued)

           September 1, 2003 to August 1, 2004       $2,000 per month
           September 1, 2004 to August 1, 2006       $3,000 per month
           September 1, 2006 to August 1, 2007       $4,000 per month

          Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004, May 1, 2004 and May 1, 2005. The Company is also obligated to make an additional balloon payment of $25,000 on January 1, 2006.

          The Company also granted the PBGC a lien on the Company's machinery and equipment.

          As a result of this agreement the amount due the PBGC was restated to $244,000. $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The balance of $149,000 is reported as follows: $86,000 as a current liability and $63,000 as a long-term liability.

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

          In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 25, 2005 no options had been granted under the plan.

          In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal year ended March 26, 2004. For the year ended March 26, 2005 the contribution was $4,188.

                                 IEH CORPORATION
                                     PART II

          Effects of Inflation

          The Company does not view the effects of inflation to have a material effect upon its business. Increases in costs of raw materials and labor costs have been offset by increases in the price of the Company's products, as well as reductions in costs of production, reflecting management's efforts in this area. While the Company has in the past increased its prices to customers, it has maintained its relatively competitive price position. However, significant decreases in government and military subcontractor spending, has provided excess production capacity in the industry, which in turn has tightened pricing margins.

          Off Balance Sheet Arrangements

          The Company does not have any off balance sheet arrangements within the meaning of Item 303 of Regulation S-B.

Item 7.   Financial Statements

          See Index to Financial Statements attached hereto are financial statements appearing at pages 28 to 46.

Item 8A.  Controls and Procedures

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

Item 8B.  Other Information

Not applicable

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

          The executive officers and directors of the Company are as follows:

                Name          Age                   Office

          Michael Offerman     64     Chairman of the Board of Directors and
                                      President

          Robert Knoth         63     Secretary, Controller and Treasurer
                                      (Principal Accounting Officer)

          Murray Sennet        82     Director

          Allen Gottlieb       64     Director


          All directors serve for a term of two years and until their successors are duly elected. All officers serve at the discretion of the Board of Directors.

          Executive Officers and Directors

          Michael Offerman has been a member of the Board of Directors since 1973. In May 1987, Mr. Offerman was elected President of the Company and has held that position since that date. Prior to his becoming President, Mr. Offerman served as Executive Vice-President of the Company.

          Robert Knoth joined the Company as Controller in January 1990 and was elected treasurer of the Company in March 1990. Mr. Knoth was elected as Secretary of the Company in September 1992 and Mr. Knoth has held these positions since said dates. From 1986 to January 1990, Mr. Knoth was employed as controller by G&R Preuss, Inc., a company engaged in the business of manufacturing truck bodies and accessories. Mr. Knoth serves as our principal accounting officer

          Murray Sennet has been a member of the Company's Board of Directors since 1970. Mr. Sennet was the Secretary and the Treasurer of the Company at the time of his retirement in April 1986.

          Allen Gottlieb has been a member of the Company's Board of Directors since 1992. Mr. Gottlieb has been an attorney in private practice for over five (5) years.

          Significant Employees

          Joan Prideaux joined the Company in July 1995 as National Sales Manager. Prior to such time Ms. Prideaux was employed as an account executive of Viking Connectors for the previous five years.

          Mark Iskin is the Director of Purchasing, a position he has held since September 2000. Prior to joining the Company, Mr. Iskin worked as a materials and purchasing specialist, in manufacturing and distribution companies. In his last position with an industrial distributor, Mr. Iskin was responsible for purchasing and managing vendors for the cutting tool section of the catalog. In addition he participated in setting up and developing the company's forecasting/planning software related to that department procedures.

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

Item 10.  Executive Compensation

          The following table sets forth below the summary compensation paid or accrued by the Corporation during the fiscal years ended March 25, 2005, March 26, 2004, and March 30, 2003 for the Corporation's Chief Executive Officer:

                                                                                Other Annual
          Name and Principal Position               Year        Salary   Bonus  Compensation
          ----------------------------------   --------------  --------  -----  ------------
          Michael Offerman, Chief Executive
          officer, President (1)               March 25, 2005  $ 96,235  1,424        0
                                               March 26, 2004    95,500    -          0
                                               March 28, 2003    95,500    -          0

          (1) During the years ended March 25, 2005, March 26, 2004 and March 28, 2003, the Corporation provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Corporation of such automobile or automobile allowances. The Corporation is unable to determine without unreasonable effort and expense the specific amount of such benefit, however, the Corporation has concluded that the aggregate amounts of such personal benefit for Mr. Offerman does not exceed $25,000 or 10% of the compensation reported as total salary and bonus reported.

          (2) There are no employment agreements between the Company and members of its senior management, including the Chief Executive Officer, Michael Offerman.

          No other officer of the Corporation received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended March 25, 2005 or March 26, 2004

          Pension/Benefit Incentive Plan

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

                                 IEH CORPORATION

                                    PART III

Item 10.  Executive Compensation (continued)

          Pension/Benefit Incentive Plan (continued)

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

          Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004, May 1, 2004 and May 1, 2005. The Company is also obligated to make an additional balloon payment of $25,000 on January 1, 2006.

          The Company also granted the PBGC a lien on the Company's machinery and equipment.

          As a result of this agreement the amount due the PBGC was restated to $244,000. $56,000 was paid during the year ended March 25, 2005 and $39,00 was paid during the year ended March 26, 2004. The balance of $149,000 is reported as follows: $86,000 as a current liability and $63,000 as a long-term liability.

          Cash Bonus Plan

          In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal year ended March 26, 2004. For the year ended March 25, 2005 the contribution was $4,188.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of July 5, 2004 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns Common Stock in the Company; and (iii) all Executive Officers and Directors as a group. As of July 5, 2005, there were 2,303,468 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------------------------------
                                                                  Amount of and
                                                                    Nature of
                                   Name and Address of              Beneficial
Title of Class                     Beneficial Owner                 Ownership        Percentage of Class
--------------------------------------------------------------------------------------------------------
Common Stock                       Michael Offerman                  946,784                 41%
$.01 Par Value                     140 58th Street
                                   Brooklyn, NY 11220(1)
--------------------------------------------------------------------------------------------------------
                                   Murray Sennet                      24,500                1.1%
                                   1900 Manor Lane
                                   Plano, TX 75093
--------------------------------------------------------------------------------------------------------
                                   Allen Gottlieb                          0                  0
                                   325 Coral Way
                                   Ft. Lauderdale, FL 33301
--------------------------------------------------------------------------------------------------------
                                   Robert Pittman (2)                 20,000                  *
                                   45 Ocean Avenue
                                   Monmouth Beach
                                   NJ 07750
--------------------------------------------------------------------------------------------------------
                                   Robert Knoth
                                   c/o 140 58th Street
                                   Brooklyn, New York 11220              400                   *
--------------------------------------------------------------------------------------------------------
All Officers & Directors as a Group
(5 in number)                                                        991,684                 43%
--------------------------------------------------------------------------------------------------------

----------------------
          * Less than 1%.

1. 43,600 shares of Common Stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.

2.   Mr. Pittman is now deceased and the shares are owned by his estate.

All shares set forth above are directly by the named individual unless otherwise stated.

Item 12.   Certain Relationships and Related Transactions

     Other than the employment terms for its executive officers as described elsewhere in this Form 10-KSB, and as described below, there have been no related transactions between the Company, officers, directors or shareholders holding in excess of 5% of its securities within the last three years.

     During the year ended March 26, 2004, two of the Company's officers, (Michael Offerman, the Chief Executive Officer and Robert Knoth the principal accounting officer) loaned the Company a total of $52,000 on a non-interest bearing basis. The Company used these funds as a source of additional working capital.

     During the year ended March 25, 2005, Mr. Robert Knoth loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements. As of March 25, 2005, the amount owed to these officers was $187,744. Through the period ended June 24, 2005, the Company had repaid $36,244 of the total funds loaned to it.

Item 13.   Exhibits

Exhibits filed with Form 10-KBS:

          31.1 Certification of Chief Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

          31.2 Certification of Principal Accounting Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

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

Item 14.  Principal Accountant Fees and Services

          The Board of Directors of IEH has selected Jerome Rosenberg, Certified Public Accountant, P.C. as the independent auditor of IEH for the fiscal year ending March 25, 2005. Shareholders are not asked to approve such selection because such approval is not required. The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. Jerome Rosenberg, CPA P.C. or a member of the firm is expected to be present at the next meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

          Audit Fees. During the fiscal year ended March 25, 2005 and March 26, 2004, IEH paid an aggregate of $27,000 and $27,000, respectfully, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

          Audit Related Fees. During the fiscal years ended March 25, 2005 and March 26, 2004 no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

          Tax Fees. During the fiscal years ended march 25, 2005 and March 26, 2004 , the Company paid to Jerome Rosenberg CPA P.C. the sums of $3,000 and $3,000 for tax compliance, tax advice and tax planning services.

          All Other Fees. During the fiscal year ended March 25, 2005, IEH did not pay any other fees for services to its auditor.

               The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees paid to it for such services during the fiscal year ended March 25, 2005 has not compromised the independence of Jerome Rosenberg, CPA P.C.

               The Board of Directors of the Company is comprised of three persons. Due to the limited size and scope of the Company's operations which are limited to one office and the level of revenue and income, the Board of Directors has not established an Audit Committee. Further, as the Company's securities are not traded on any exchange or on Nasdaq, but solely are listed for quotations on the Over the Counter Bulletin Board, there is no requirement that an Audit Committee be established. The Board, as an entirety, approves that appointment of its independent auditor and the related work performed by the auditor for services which are not audit related. In its deliberations regarding approval of the independent auditor for auditing and other services, the Board reviews the auditor's history of representing the Company, the fees to be paid and paid historically, the level of performance provided by the auditor and the ability of the Company, given its lack of profits to obtain similar services for similar costs.

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

                                              IEH CORPORATION

                                              By: /s/ Michael Offerman
                                                  ---------------------------
                                                  Michael Offerman, President
Dated: July 7, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Michael Offerman                                          July 7, 2005
----------------------------------------
Michael Offerman, Chairman of the
Board and President

/s/  Robert Knoth                                                July 7, 2005
----------------------------------------
Robert Knoth, Secretary and
Treasurer  and Chief Financial Officer
Principal Accounting Officer

/s/   Murray Sennet                                              July 7, 2005
----------------------------------------
Murray Sennet, Director

/s/ Alan Gottlieb                                                July 7, 2005
----------------------------------------
Alan Gottlieb, Director


                                         IEH Corporation

                                             Contents

                                March 25, 2005 and March 26, 2004


                                                                                          Page
                                                                                         Number
                                                                                         ------
Report of Independent Registered Public Accounting Firm                                    29

Financial Statements:

         Balance Sheets as of March 25, 2005 and March 26, 2004                            30

         Statement of Operations for the twelve months ended March 25, 2005
            and March 26, 2004                                                             32

         Statement of Stockholders' Equity as of March 25, 2005 and March 26, 2004         33

         Statement of Cash Flows for the years ended March 25, 2005 and March 26, 2004     34

Notes to Financial Statements                                                              36


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors
IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation as of March 25, 2005 and March 26, 2004 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 25, 2005 and March 26, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 25, 2005 and March 26, 2004 and the results of its operations and its cash flows for each of the two years ended March 25, 2005 and March 26, 2004 in conformity with U.S. generally accepted accounting principles.



                                                  Jerome Rosenberg, CPA, P.C.
                                                      Melville, New York
                                                        June 10, 2005

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 25, 2005 and March 26, 2004

                                                                      March 25,      March 26,
                                                                        2005           2004
                                                                     ----------     ----------
                                     ASSETS

CURRENT ASSETS:
Cash                                                                 $   25,154     $    4,480
Accounts receivable, less allowances for doubtful accounts
   of $10,062 at March 25, 2005 and March 26, 2004                      769,402        586,491
Inventories (Note 2)                                                  1,219,103      1,014,598
Prepaid expenses and other current assets (Note 3)                       14,212         16,616
                                                                     ----------     ----------

          Total current assets                                        2,027,871      1,622,185
                                                                     ----------     ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $6,169,269 at March 25, 2005
   and $5,991,765at March 26, 2004 (Note 4)                           1,172,433      1,130,026
                                                                     ----------     ----------
                                                                      1,172,433      1,130,026
                                                                     ----------     ----------

OTHER ASSETS:
  Other assets                                                           41,562         41,356
                                                                     ----------     ----------
                                                                         41,562         41,356
                                                                     ----------     ----------

Total assets                                                         $3,214,866     $2,793,567
                                                                     ==========     ==========


    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of March 25, 2005 and March 26, 2004

                                                                                March 25,       March 26,
                                                                                  2005            2004
                                                                               -----------    -----------
                                                                                                (Note 1)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing (Note 5)                                         $   643,472    $   645,096
Notes payable, equipment, current portion (Note 7)                                   4,325          8,936
Loans payable- officers (Note 8)                                                   187,744         52,000
Accrued corporate income taxes                                                      28,287         14,500
Union health & welfare, current portion (Note 14)                                       --         32,200
Accounts payable                                                                   882,646        738,105
Pension plan payable, current portion (Note 10)                                     86,000         56,000
Other current liabilities (Note 6)                                                 194,114        107,339
                                                                               -----------    -----------

          Total current liabilities                                              2,026,588      1,654,176
                                                                               -----------    -----------

LONG-TERM LIABILITIES:
Pension Plan payable, less current portion (Note 10)                                63,000        149,000
Notes payable, equipment, less current portion (Note 7)                              6,573         11,170
                                                                               -----------    -----------
          Total long-term liabilities                                               69,573        160,170
                                                                               -----------    -----------

          Total liabilities                                                      2,096,161      1,814,346
                                                                               -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 25, 2005 and
   March 26, 2004                                                                   23,035         23,035
Capital in excess of par value                                                   2,744,573      2,744,573
Retained earnings (Deficit)                                                     (1,621,903)    (1,788,387)
                                                                               -----------    -----------
          Total stockholders' equity                                             1,145,705        979,221
                                                                               -----------    -----------

          Total liabilities and stockholders' equity                           $ 3,241,866    $ 2,793,567
                                                                               ===========    ===========


    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                                IEH CORPORATION

                             STATEMENT OF OPERATIONS

              For the Years ended March 25, 2005 and March 26, 2004

                                                              Years Ended
                                                       --------------------------
                                                        March 25,      March 26,
                                                          2005           2004
                                                       -----------    -----------
REVENUE, net sales (Note 15)                           $ 5,321,269    $ 4,892,755
                                                       -----------    -----------

COSTS AND EXPENSES:

  Cost of products sold                                  3,819,234      3,501,609
  Selling, general and administrative                    1,027,222        957,952
  Interest expense                                         104,185        105,661
  Depreciation and amortization                            177,504        203,650
                                                       -----------    -----------
                                                         5,128,145      4,768,872
                                                       -----------    -----------


OPERATING INCOME                                           193,124        123,883

OTHER INCOME                                                   248            387
                                                       -----------    -----------

INCOME BEFORE INCOME TAXES                                 193,372        124,270

PROVISION FOR INCOME TAXES                                 (26,888)        (5,847)
                                                       -----------    -----------

NET INCOME                                             $   166,484    $   118,423
                                                       ===========    ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE (NOTE 1)   $       .07    $       .05
                                                       ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (IN THOUSANDS)                                 2,303          2,303
                                                       ===========    ===========

    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                                           IEH CORPORATION

                                   STATEMENT OF STOCKHOLDERS' EQUITY
                         For the Years Ended March 25, 2005 and March 26, 2004


                                                        Capital in     Retained
                                                         Excess of     Earnings
                                 Common Stock            Par Value     (Deficit)        Total
                           --------------------------   -----------   -----------    -----------
                              Shares       Amount
                           -----------   -----------
Balances, March 28, 2003     2,303,468   $    23,035   $ 2,744,573   $(1,906,810)   $   860,798

Net income: year ended
  March 26, 2004                                                         118,423        118,423
                           -----------   -----------   -----------   -----------    -----------

Balances, March 26, 2004     2,303,468        23,035     2,744,573    (1,788,387)       979,221

Net income: year ended
  March 25, 2005                                                         166,484        166,484
                           -----------   -----------   -----------   -----------    -----------

Balances, March 25, 2005     2,303,468   $    23,035   $ 2,744,573   $(1,621,903)   $ 1,145,705


    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                                      IEH CORPORATION

                                  STATEMENT OF CASH FLOWS
                                Increase (Decrease) in Cash
                   For the Years Ended March 25, 2005 and March 26, 2004



                                                                          Years Ended
                                                                     ----------------------
                                                                     March 25,    March 26,
                                                                       2005         2004
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 166,484    $ 118,423
                                                                     ---------    ---------

  Adjustments to reconcile net income to net cash used in operating activities

  Depreciation and amortization                                        177,504      203,650

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                          (182,911)     183,354
  (Increase) decrease inventories                                     (204,505)      74,477
  (Increase) decrease in prepaid expenses and other current assets       2,404       37,106
  (Increase) decrease in other assets                                     (206)       1,074

  (Decrease) increase in accounts payable                              144,541     (279,577)
  (Decrease) increase in other current liabilities                      86,775         (494)
  Increase in accrued corporate income taxes                            13,787       (2,300)
  (Decrease) in due to union health & welfare                          (32,200)     (11,628)
  (Decrease) in pension plan payable                                   (56,000)     (39,000)
                                                                     ---------    ---------

               Total adjustments                                       (50,811)     166,662
                                                                     ---------    ---------

NET CASH PROVIDED BY (USED) FOR OPERATING ACTIVITIES                   115,673      285,085
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                       (219,911)    (213,913)
                                                                     ---------    ---------

          NET CASH USED IN INVESTING ACTIVITIES                      $(219,911)   $(213,913)
                                                                     ---------    ---------


    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
              For the Years Ended March 25, 2005 and March 26, 2004

                                                       March 25,     March 26,
                                                         2005           2004
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, equipment         $  (9,208)    $ (67,563)
Proceeds from accounts receivable financing               (1,624)       (4,694)
Proceeds from loans payable- officers                    135,744            --
                                                       ---------     ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      124,912       (72,257)
                                                       ---------     ---------

INCREASE (DECREASE) IN CASH                               20,674        (1,085)

CASH, beginning of period                                  4,480         5,565
                                                       ---------     ---------

CASH, end of period                                    $  25,154     $   4,480
                                                       =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the year for:

     Interest                                          $  95,347     $  97,309
                                                       =========     =========

     Income Taxes                                      $   7,612     $      --
                                                       =========     =========


    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Description of Business:

          The Company is engaged in the design, development, manufacture and distribution of high performance electronic printed circuit connectors and specialized interconnection devices. Electronic connectors and interconnection devices are used in providing electrical connections between electronic component assemblies. The Company develops and manufactures connectors, which are designed for a variety of high technology and high performance applications, and are primarily utilized by those users who require highly efficient and dense (the space between connection pins with the connector) electrical connections.

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

          Accounting Period:

          The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The years ended March 25, 2005 and March 26, 2004 were comprised of 52 weeks.

          Revenue Recognition:

          Revenues are recognized at the shipping date of the Company's products. The Company has historically adopted the shipping terms that title merchandise passes to the customer at the shipping point (FOB Shipping Point). At this juncture, title has passed, the Company has recognized the sale, inventory has been relieved, and the customer has been invoiced. The Company does not offer any discounts, credits or other sales incentives.

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

          The Company manufactures products pursuant to specific technical and contractual requirements. The Company historically purchases material in excess of its requirements to avail itself of favorable pricing as well as the possibility of receiving additional orders from customers. This excess may result in material not being used in subsequent periods, which may result in this material being deemed obsolete.

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

          Concentration of Credit Risk:

          The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either March 25, 2005 or March 26, 2004.

          Property, Plant and Equipment:

          Property, plant and equipment is stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the Double Declining Balance method over the estimated useful lives (5-7 years) of the related assets.

          Maintenance and repair expenditures are charged to operations, and renewals and betterments are capitalized. Items of property, plant and equipment, which are sold, retired or otherwise disposed of, are removed from the asset and accumulated depreciation or amortization account. Any gain or loss thereon is either credited or charged to operations.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Net Income Per Share:

          The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 25, 2005 and March 26, 2004, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

          Impairment of Long-Lived Assets:

          SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the years ended March 25, 2005 and March 26, 2004.

          Reporting Comprehensive Income:

          The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 25, 2005 and March 26, 2004.

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

          Research and Development:

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

          The Company expended $31,000 and $49,500 for the years ended March 25, 2005 and March 26, 2004, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $31,000 in revenues for the year ended March 25, 2005 and $49,000 for the year ended March 26, 2004, respectively, pursuant to customer sponsored research activities.

          Effect of New Accounting Pronouncements:

          The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's financial position, results of operations or cash flows.


Note 2 -  INVENTORIES:

          Inventories are stated at cost, on a first-in, first-out basis, which does not exceed market value.

          The Company manufactures products pursuant to specific technical and contractual requirements. The Company historically purchases material in excess of its requirements to avail itself of favorable pricing as well as the possibility of receiving additional orders from customers. This excess may result in material not being used in subsequent periods, which may result in this material being deemed obsolete.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 2 -  INVENTORIES: (continued)

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

          Inventories are comprised of the following:

                              March 25,    March 26,
                                2005         2004
                             ----------   ----------

          Raw materials      $  824,926   $  689,851
          Work in progress      210,292      196,182
          Finished goods        183,885      128,565
                             ----------   ----------

                             $1,219,103   $1,014,598
                             ==========   ==========

Note 3 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

          Prepaid expenses and other current assets are comprised of the following:

                                   March 25,  March 26,
                                      2005      2004
                                    -------   -------
          Prepaid insurance         $14,062   $11,030
          Prepaid corporate taxes        --     5,489
          Other current assets          150        97
                                    -------   -------
                                    $14,212   $16,616
                                    =======   =======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 4 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment are as follows:

                                                March 25,    March 26,
                                                  2005         2004
                                               ----------   ----------

          Computers                            $  198,257   $  195,102
          Leasehold improvements                  585,831      585,831
          Machinery and equipment               4,549,183    4,430,202
          Tools and dies                        1,846,073    1,748,298
          Furniture and fixture                   154,808      154,808
          Website development cost                  7,550        7,550
                                               ----------   ----------

                                                7,341,702    7,121,791
          Less: accumulated depreciation and
          amortization                          6,169,269    5,991,765
                                               ----------   ----------

                                               $1,172,433   $1,130,026
                                               ==========   ==========


Note 5 -  ACCOUNTS RECEIVABLE FINANCING:

          The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 5.75% at March 25, 2005, with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of March 25, 2005 was $643,472. The balance due as of March 24, 2004 was $645,096.


Note 6 -  OTHER CURRENT LIABILITIES:

          Other current liabilities are comprised of the following:

                                            March 25,    March 26,
                                              2005         2004
                                            --------     --------

          Payroll and vacation accruals     $105,812     $ 87,964
          Sales commissions                   14,882        9,705
          Other                               73,420        9,670
                                            --------     --------
                                            $194,114     $107,339
                                            ========     ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 7 -  NOTES PAYABLE EQUIPMENT:

          The Company financed the acquisition of new equipment with notes payable. The notes are payable over a sixty month period. The balance remaining at March 25, 2005 amounted to $10,898. The interest rates on the two remaining leases are 22% and 18% respectively.

          Aggregate future principal payments are as follows:

           Fiscal Year Ending March:
          2006                          $ 4,325
          2007                            3,358
          2008                            3,215
                                        -------
                                        $10,898
                                        =======

Note 8 -  RELATED PARTIES TRANSACTIONS

          During the year ended March 26, 2004, two of the Company's officers loaned the Company a total of $52,000 on a non-interest bearing basis. The Company used these funds as a source of additional working capital.

          During the year ended March 25, 2005, one of these officers loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements. As of March 25, 2005, the amount owed to these officers was $187,744.

          Through the period ended June 24, 2005, the Company had repaid $36,244 of the total funds loaned to it.


Note 9 -  INCOME TAXES:

          Income taxes are provided for the tax effects of transactions reported in the financial statements, and consist of taxes currently due as well as deferred taxes related to differences between financial statement and tax basis of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax consequences of these temporary differences, which will either be taxable or deductible in the year in which the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% for federal and l2% for state and local tax purposes.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 9 -  INCOME TAXES:

          The components of the deferred tax assets and liabilities are as follows:

                                                                  March 25,         March 26,
                                                                     2005             2004
                                                                 -----------      -----------
          Deferred tax assets:

          Net operating loss carryforwards                       $ 1,933,105      $ 2,116,868
                                                                 -----------      -----------

          Gross deferred assets tax assets                         1,933,105        2,116,868

          Deferred tax liabilities:

          State income taxes                                         (79,111)         (86,368)
                                                                 -----------      -----------

          Net deferred tax assets before valuation allowance       1,853,994        2,030,500

          Valuation allowance                                     (1,853,994)      (2,030,500)
                                                                 -----------      -----------

          Net deferred tax assets                                $         0      $         0
                                                                 ===========      ===========

          At March 31, 2000, the Company established a 100% valuation allowance for the net deferred tax assets, as management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance amounted to $176,506 for the year ended March 25, 2005.

          As of March 25, 2005, the Company has available Federal net operating loss carryforwards (NOL's) totaling approximately $1,903,533 which expire at various times through March 31, 2012, for State and Local purposes, the company has available NOL's approximating $2,051,501, which expire at various times through March 31, 2012.

          Utilization of the NOL's may be limited pursuant to Internal Revenue Code Section 382 should significant changes to the existing ownership of the Company occur.

          A reconciliation of income taxes computed at the Federal statutory rate as compared to income tax expense at the effective income tax is as follows:

                                                          March 25,  March 26,
                                                            2005       2004
                                                          ---------  ---------
          Federal statutory income tax (benefit) rate      (34.0)%    (34.0)%

          State tax benefit, net of Federal liability      (12.2)%    (12.2)%

          Net change in valuation allowance                 46.2%      46.2%

          Effective income tax (benefit) rate              ( - )%     ( - )%

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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


          Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004, May 1, 2004 and May 1, 2005. The Company is also obligated to make an additional balloon payment of $25,000 on January 1, 2006.

          The Company will also grant the PBGC a lien on the Company's machinery and equipment.

          As a result of this agreement the amount due the PBGC was restated to $244,000. $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The balance of $149,000 is reported as follows: $86,000 as a current liability and $63,000 as a long-term liability.

Note 11 - CHANGES IN STOCKHOLDERS' EQUITY:

          The accumulated deficit decreased by $166,484, which represents the net income for the year.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 12 - 2001 EMPLOYEE STOCK OPTION PLAN:

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

          The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 25, 2005 no options had been granted under the plan.

Note 13 - CASH BONUS PLAN:

          In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal year ended March 26, 2004. For the year ended March 26, 2005 the contribution was $4,188.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 14 - COMMITMENTS:

          The Company exercised its option to renew its lease on its facility for 10 years. The original lease was in effect through August 23, 2001.

          The Company is obligated under this lease renewal through August 23, 2011, at minimum annual rentals as follows:

          Fiscal year ending March:

          2006                    $173,371
          2007                     112,765
          2008                     112,765
          2009                     112,765
          2010                     112,765
          2011                      75,177
                                  --------
                                  $699,608
                                  ========

          The rental expense for the years ended March 25, 2005 and March 26, 2004 was $169,975 and $112,765, respectively.

          Rental expense for the year ended March 25, 2005 includes a surcharge of $57,210.

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

          The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $54,643 for the year ended March 25, 2005 and $47,519 for the year ended March 26, 2004.

          As of March 25, 2005, the Company had satisfied the arrears on the Union's health and welfare plan.

Note 15 - REVENUES FROM MAJOR CUSTOMERS:

          In the fiscal year ended March 25, 2005, approximately 34% of the Company's total revenues were earned from one customer. Total sales to this customer were approximately $1,783,000. No other customer accounted for over 10% of the Company's sales. Accounts receivable as of March 25, 2005, included a receivable from one customer, which amounted to 38% of the total accounts receivable, no other customer had receivables over 10%.