Form 10QSB
period 2005-06-24
IEH CORPORATION
filed 2005-08-04
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2005

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

            Yes   X                                       No

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 24, 2005.


                                 IEH CORPORATION

                                    CONTENTS


                                                                                   Page
                                                                                  Number
                                                                                  ------
Part I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

         Balance Sheets as of June 24, 2005 (Unaudited) and March 25, 2005          1

         Statement of Operations (Unaudited) for the three months ended June 24,
              2005 and June 25, 2004                                                3

         Statement of Cash Flows (Unaudited) for the three months ended June 24,
              2005 and June 25, 2004                                                4

         Notes to Financial Statements (Unaudited)                                  6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             15

ITEM 3 - CONTROLS AND PROCEDURES                                                   23

PART II - OTHER INFORMATION

Item 1 - Legal proceedings                                                         23

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds;
                  Purchases of Equity Securities                                   23

Item 3 - Defaults Upon Senior Securities                                           23

Item 4 - Submission of Matters to  a Vote of Security Holders                      23

Item 5 - Other Information                                                         23

Item 6 - Exhibits and Reports on Form 8K                                           24


                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 24, 2005 and March 25, 2005


                                                                       June 24,     March 25,
                                                                         2005         2005
                                                                      ----------   ----------
                                                                      (Unaudited)   (Note 1)

                                     ASSETS
CURRENT ASSETS:
Cash                                                                  $    9,987   $   25,154
Accounts receivable, less allowances for doubtful accounts of
     $10,062 at June 24 2005 and March 25, 2005                          918,185      769,402
Inventories (Note 3)                                                   1,219,400    1,219,103
Prepaid expenses and other current assets (Note 4)                        35,935       14,212
                                                                      ----------   ----------

          Total current assets                                         2,183,507    2,027,871
                                                                      ----------   ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,214,329 at June 24, 2005 and
   $6,169,269 at March 25, 2005                                        1,179,321    1,172,433
                                                                      ----------   ----------
                                                                       1,179,321    1,172,433
                                                                      ----------   ----------

OTHER ASSETS:
  Other assets                                                            40,094       41,562
                                                                      ----------   ----------
                                                                          40,094       41,562
                                                                      ----------   ----------

Total assets                                                          $3,402,922   $3,241,866
                                                                      ==========   ==========


          The accompanying notes and should be read in conjunction with the financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                     As of June 24, 2005 and March 25, 2005


                                                                 June 24,      March 25,
                                                                   2005           2005
                                                               -----------    -----------
                                                               (Unaudited)      (Note 1)

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts receivable financing (Note 6)                         $   699,922    $   643,472
Notes payable, equipment, current portion (Note 8)                   3,358          4,325
Loans payable- officers (Note 9)                                   171,500        187,744
Accrued corporate income taxes                                      48,968         28,287
Accounts payable                                                   804,998        882,646
Pension plan payable, current portion (Note 10)                     61,000         86,000
Other current liabilities (Note 7)                                 178,831        194,114
                                                               -----------    -----------

          Total current liabilities                              1,968,577      2,026,588
                                                               -----------    -----------

LONG-TERM LIABILITIES:
Pension Plan payable, less current portion (Note 10)                54,000         63,000
Notes payable, equipment, less current portion (Note 8)              5,788          6,573
                                                               -----------    -----------
          Total long-term liabilities                               59,788         69,573
                                                               -----------    -----------

          Total liabilities                                      2,028,365      2,096,161
                                                               -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at June 24, 2005 and
March 25, 2005                                                      23,035         23,035
Capital in excess of par value                                   2,744,573      2,744,573
Retained earnings (Deficit)                                     (1,393,051)    (1,621,903)
                                                               -----------    -----------
          Total stockholders' equity                             1,374,557      1,145,705
                                                               -----------    -----------

          Total liabilities and stockholders' equity           $ 3,402,922    $ 3,241,866
                                                               ===========    ===========


            The accompanying notes should be read in conjunction with
                            the financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                    ---------------------------
                                                      June 24,        June 25,
                                                        2005            2004
                                                    -----------     -----------

REVENUE, net sales                                  $ 1,729,169     $ 1,172,388
                                                    -----------     -----------

COSTS AND EXPENSES

Cost of products sold                                 1,150,759         905,073
Selling, general and administrative                     252,461         243,583
Interest expense                                         27,417          23,519
Depreciation and amortization                            45,060          50,100
                                                    -----------     -----------
                                                      1,475,697       1,222,275
                                                    -----------     -----------


OPERATING INCOME (LOSS)                                 253,472         (49,887)

OTHER INCOME                                                 58              55
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                       253,530         (49,832)
                                                    -----------     -----------

PROVISION FOR INCOME TAXES                              (24,678)         (4,200)
                                                    -----------     -----------

NET INCOME (LOSS)                                   $   228,852     $   (54,032)
                                                    ===========     ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE         $       .10     $      (.02)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (in thousands)                             2,303           2,303
                                                    ===========     ===========


            The accompanying notes should be read in conjunction with
                            the financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                                      Three months Ended
                                                                    ----------------------
                                                                     June 24,    June 25,
                                                                       2005        2004
                                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 228,852    $ (54,032)
                                                                    ---------    ---------

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                          45,060       50,100

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                           (148,783)      (7,886)
(Increase) decrease inventories                                          (297)     (43,402)
(Increase) decrease in prepaid expenses and other current assets      (21,723)      (8,997)
(Increase) decrease in other assets                                     1,468          (48)

Increase (decrease) in accounts payable                               (77,648)     280,369
Increase (decrease) in other current liabilities                      (15,283)     (22,194)
Increase (decrease) in accrued corporate income taxes                  20,681          232
Increase (decrease) in union health and welfare plan                       --      (10,500)
Increase (decrease) in due to pension plan payable                    (34,000)     (31,000)
                                                                    ---------    ---------

          Total adjustments                                          (230,525)     206,674
                                                                    ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       (1,673)     152,642
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                           (51,948)     (82,608)
                                                                    ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                               $ (51,948)   $ (82,608)
                                                                    =========    =========


            The accompanying notes should be read in conjunction with
                            the financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                            Three months Ended
                                                           --------------------
                                                           June 24,    June 25,
                                                             2005        2004
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                        $ (1,752)   $ (2,234)
Proceeds from accounts receivable financing                  56,450     (70,781)
Proceeds from loans payable                                 (16,244)         --
                                                           --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          38,454     (73,015)
                                                           --------    --------

INCREASE (DECREASE) IN CASH                                 (15,167)     (2,981)

CASH, beginning of period                                    25,154       4,480
                                                           --------    --------
                                                           --------    --------

CASH, end of period                                        $  9,987    $  1,499
                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the three months for:

     Interest                                              $ 19,582    $ 16,555
                                                           ========    ========

     Income Taxes                                          $  3,997    $  3,968
                                                           ========    ========


               The accompanying should be read in conjunction with
                            the financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-     INTERIM RESULTS AND BASIS OF PRESENTATION

            The accompanying unaudited financial statements as of June 24, 2005 and June 25, 2004 and for the three months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 24, 2005 and June 25, 2004 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 24, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 25, 2005 has been derived from the audited financial statements at that date.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of IEH Corporation as of March 25, 2005 and notes thereto included in the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission.


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

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

            Concentration of Credit Risk:

            The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either June 24, 2005 or March 25, 2005.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

            Net Income Per Share:

            The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 24, 2005 and June 25, 2004, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

            Impairment of Long-Lived Assets:

            SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the three months ended June 24, 2005 and June 25, 2004.

            Reporting Comprehensive Income:

            The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended June 24, 2005 and June 25, 2004.

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

            The Company did not expend any funds on customer sponsored research and development during the three months ended June 24, 2005 and June 25, 2004. In addition the Company did not receive any revenues related to customer sponsored research and development activities during the three months ended June 24, 2005 and June 25, 2004.

            Effect of New Accounting Pronouncements:

            The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's financial position, results of operations or cash flows.

                                IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3 -    INVENTORIES:

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

            Inventories are comprised of the following:

                                            June 24,       March 25,
                                              2005           2005
                                           ----------     ----------

            Raw materials                  $  850,168     $  824,926
            Work in progress                  215,347        210,292
            Finished goods                    153,885        183,885
                                           ----------     ----------

                                           $1,219,400     $1,219,103
                                           ==========     ==========


Note 4 -    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

            Prepaid expenses and other current assets are comprised of the following:

                                                June 24,     March 25,
                                                  2005         2005
                                                -------      -------

            Prepaid insurance                   $10,802      $14,062
            Other current assets                 25,133          150
                                                -------      -------
                                                $35,935      $14,212
                                                =======      =======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 -    PROPERTY, PLANT AND EQUIPMENT:

            Property, plant and equipment are as follows:

                                             June 24,     March 25,
                                               2005         2005
                                            ----------   ----------

            Computers                       $  198,257   $  198,257
            Leasehold improvements             585,831      585,831
            Machinery and equipment          4,593,631    4,549,183
            Tools and dies                   1,853,573    1,846,073
            Furniture and fixture              154,808      154,808
            Website development cost             7,550        7,550
                                            ----------   ----------

                                             7,393,650    7,341,702
            Less: accumulated
            depreciation and amortization    6,214,329    6,169,269
                                            ----------   ----------

                                            $1,179,321   $1,172,433
                                            ==========   ==========


Note 6 -    ACCOUNTS RECEIVABLE FINANCING:

            The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 6.0% at June 24, 2005, with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of June 24, 2005 was $699,922. The balance due as of March 25, 2005 was $643,472.


Note 7 -    OTHER CURRENT LIABILITIES:

            Other current liabilities are comprised of the following:

                                            June 24,   March 25,
                                              2005       2005
                                            --------   --------

            Payroll and vacation accruals   $ 75,277   $105,812
            Sales commissions                 17,937     14,882
            Other                             85,617     73,420
                                            --------   --------
                                            $178,831   $194,114
                                            ========   ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 -    NOTES PAYABLE EQUIPMENT:

            The Company financed the acquisition of new equipment with notes payable. The notes are payable over a sixty month period. The balance remaining at June 24, 2005 amounted to $9,147. The interest rates on the remaining lease is 22%.

            Aggregate future principal payments are as follows:

              Fiscal Year Ending March:
            2006                                        $2,519
            2007                                         3,358
            2008                                         3,270
                                                        ------
                                                        $9,147
                                                        ======

Note 9 -    RELATED PARTIES TRANSACTIONS

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

            During the three months ended June 24, 2005,one of the officers loaned the Company an additional $15,500. The Company repaid $31,744 of the total funds loaned to it during the three months ended June 24, 2005. The balance as of June 24, 2005 was $171,500.


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

            As a result of this agreement the amount due the PBGC was restated to $244,000. $34,000 was paid during the three months ended June 24, 2005. $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The balance of $115,000 is reported as follows: $61,000 as a current liability and $54,000 as a long-term liability.

Note 11 -   CHANGES IN STOCKHOLDERS' EQUITY:

            The accumulated deficit decreased by $228,852, which represents the net income for the three months ended June 24, 2005.

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


Note 12-    2001 EMPLOYEE STOCK OPTION PLAN: (continued)

            Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock.

            The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 24, 2005 no options had been granted under the plan.

Note 13 -   CASH BONUS PLAN:

            In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal year ended March 26, 2004. For the year ended March 26, 2005 the contribution was $4,188. There were no contributions to the bonus plan for the three months ended June 24, 2005.



Note 14 -   COMMITMENTS:

            The Company leases it facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

            Fiscal year ending March:

            2006                                $ 84,574
            2007                                 112,765
            2008                                 112,765
            2009                                 112,765
            2010                                 112,765
            2011                                  75,177
                                                --------
                                                $610,811
                                                ========

            The rental expense for the three months ended June 24, 2005 and June 25, 2004 was $31,966 and $28,191, respectively.

            Rental expense for the three months ended June 24, 2005 includes a surcharge of $3,396.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 14 -   COMMITMENTS: (continued)

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

            The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $15,990 for the three months ended June 24, 2005 and $15,420 for the three months ended June 25, 2004.

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

                                 IEH CORPORATION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF O
                             PERATIONS (continued)

Critical Accounting Policies (continued)


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

o     Research & Development:
      The Company provides personalized engineering services to its customers by designing connectors for specific customer applications. The employment of electromechanical engineers is the anticipated cornerstone of the Company's future growth. The Company maintains a testing laboratory where its engineers experiment with new connector designs based on changes in technology and in an attempt to create innovative, more efficient connector designs.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

      Relationship to Total Revenues
                                                         June 24,    June 25,
                                                           2005        2004
                                                        --------     --------

      Operating Revenues (in thousands)                 $  1,729     $  1,172
                                                        --------     --------

      Operating Expenses:
        (as a percentage of Operating Revenues)

                Costs of Products Sold                      66.6%        77.2%
                  Selling, General and Administrative       14.6%        20.7%
                  Interest Expense                           1.6%         2.0%
                  Depreciation and amortization              2.6%         4.3%
                                                        --------     --------

                         TOTAL COSTS AND EXPENSES           85.4%       104.2%
                                                        --------     --------

      Operating Income (loss)                               14.6%        (4.2%)

      Other Income                                            --           --
                                                        --------     --------

      Income (loss) before Income Taxes                     14.6%        (4.2%)

      Income Taxes                                          (1.4%)        (.4%)
                                                        --------     --------

      Net Income (loss)                                     13.2%        (4.6%)
                                                          ========     ========

Comparative Analysis-Three Months Ended June 24, 2005 and June 25, 2004

Operating revenues for the three months ended June 24, 2005 amounted to $1,729,169 reflecting a 47.5% increase versus the three months ended June 25, 2004 revenues of $1,172,388. The increase in revenues is a direct result of an increase in commercial sales.

Cost of products sold amounted to $1,150,759 for the three months ended June 24, 2005, or 66.6% of operating revenues. This reflected a $245,686 or 27.1% increase in the cost of products sold from $905,073 or 77.2% of operating revenues for the three months ended June 25, 2004. This increase is due primarily to the increased cost of production associated with the sales increase.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Comparative Analysis-Three Months Ended June 24, 2005 and June 25, 2004

Selling, general and administrative expenses were $252,461 and $243,583 or 14.6% and 20.7% of operating revenues for the three months ended June 24, 2005 and June 25, 2004, respectively. This category of expense increased by $8,878 or 3.6% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

Interest expense was $27,417 for the three months ended June 24, 2005 or 1.6% of operating revenues. For the fiscal three months ended June 25, 2004, interest expense was $23,519 or 2.0% of operating revenues. The increase of $3,898 or 16.6% reflects an increase in factor balances during the quarter ended June 24, 2005 over the comparable three months ended June 25, 2004.

Depreciation and amortization of $45,060 or 2.6% of operating revenues was reported for the three months ended June 24, 2005. This reflects a decrease of $5,040 from the prior three months ended June 25, 2004 of $50,100 or 4.3% of operating revenues. The decrease is due primarily to a significant amount of capital assets being fully depreciated.

The Company reported net income of $228,852 for the three months ended June 24, 2005 representing basic earnings of $.10 per share as compared to a net loss of $54,032 or $(.02) per share for the three months ended June 25, 2004. The increase in net income for the current year can be attributed primarily to the reported increase in commercial sales.

Liquidity and Capital Resources

The Company reported working capital of $214,930 as of June 24, 2005 compared to a working capital of $1,283 as of March 25, 2005. The increase in working capital of $213,647 was attributable to the following items:

      Net income                                                $ 228,852
      Depreciation and amortization                                45,060
      Capital expenditures                                        (51,948)
      Other transactions                                           (8,317)

As a result of the above, the current ratio (current assets to current liabilities) was 1.1 to 1 at June 24, 2005 as compared to 1 to 1 at March 25, 2005. Current liabilities at June 24, 2005 were $1,968,577 compared to $2,026,588 at March 25, 2005.

The Company reported $51,948 in capital expenditures for the three months ended June 24, 2005 and reported depreciation of $45,060 for the same three-month period.

The net income of $228,852 for the three months ended June 24, 2005 resulted in an increase in stockholders' equity to $1,374,557 as compared to stockholders' equity of $1,145,705 at March 25, 2005.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At June 24, 2005 the amount outstanding with the factor was $699,922 as compared to $643,472 at March 25, 2005. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

Through the three months ended June 24, 2005 one of the officers loaned the Company an additional $15,500. Additionally, through the period ended June 24, 2005, the Company had repaid $31,744 of the total funds loaned to it. The balance due to these officers at June 24, 2005 was $171,500.

The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $15,990 for the three months ended June 24, 2005 and $15,420 for the three months ended June 25, 2004.

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

The Company granted the PBGC a lien on the Company's machinery and equipment.

As a result of this agreement the amount due the PBGC was restated to $244,000. $34,000 was paid during the three months ended June 24, 2005. $56,000 was paid during the three months ended June 24, 2005 and $34,000 was paid during the three months ended June 25, 2004. The balance of $115,000 is reported as follows: $61,000 as a current liability and $54,000 as a long-term liability.

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

In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 24, 2005 no options had been granted under the plan.

In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal three months ended June 25, 2004. For the three months ended March 26, 2005 the contribution was $4,188. There were no contributions to the bonus plan for the three months ended June 24, 2005.

Item 3. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the period covered by this Report on Form 10-QSB ("Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer (who is also our controller and principal accounting officer) have concluded that as of the date of the end of the period covered by this Report on Form 10-QSB, our disclosure controls and procedures are effective to ensure that all information required to be filed in this Report on Form 10-QSB the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition, there have been no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

      Not applicable

      Item 3. Defaults Upon Senior Securities

      None

      Item 4. Submission of Matters to a Vote of Shareholders

      No matters were submitted to shareholders during the quarter ended June 24, 2004. The Company expects to conduct its Annual Meeting of Shareholders on September 30, 2005. It is expected that the only matters to be submitted to shareholders for a vote is the election of directors.

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

                                 IEH CORPORATION
                                  (Registrant)


August 4, 2005                   /s/ Michael Offerman
--------------                   --------------------
                                 Michael Offerman
                                 President

August 4, 2005                   /s/ Robert Knoth
--------------                   ----------------
                                 Robert Knoth
                                 Chief Financial Officer/Controller/Principal
                                 Accounting Officer