Form 10QSB
period 2005-09-30
IEH CORPORATION
filed 2005-11-10
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2005

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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


----------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

      Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes X               No

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 23, 2005.

                                 IEH CORPORATION

                                FINANCIAL REPORT

                               September 23, 2005

                                 IEH CORPORATION

                                    CONTENTS

                                                                                Page
                                                                                Number
                                                                                ------
PART I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

      Balance Sheets as of September 23, 2005 (Unaudited) and March 25, 2005       1

      Statement of Operations (Unaudited) for the three and six months ended
         September 23, 2005 and September 24, 2004.                                3

      Statement of Cash Flows (Unaudited) for the six months ended
         September 23, 2005 and September 24, 2004.                                4

      Notes to Financial Statements (Unaudited)                                    6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            15

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 23, 2005 and March 25, 2005

                                                                   Sept. 23,     March 25,
                                                                     2005          2005
                                                                  -----------   -----------
                                                                  (Unaudited)     (Note 1)
                                     ASSETS

CURRENT ASSETS:
Cash                                                              $    45,156   $    25,154
Accounts receivable, less allowances for doubtful accounts
  of $10,062 at September 23, 2005 and March 25, 2005                 752,058       769,402
Inventories (Note 3)                                                1,251,800     1,219,103
Prepaid expenses and other current assets (Note 4)                     27,981        14,212
                                                                  -----------   -----------

          Total current assets                                      2,076,995     2,027,871
                                                                  -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,259,389 at September 23,
   2005 and $6,169,269 at March 25, 2005                            1,179,641     1,172,433
                                                                  -----------   -----------
                                                                    1,179,641     1,172,433
                                                                  -----------   -----------

OTHER ASSETS:
  Other assets                                                         23,032        41,562
                                                                  -----------   -----------
                                                                       23,032        41,562
                                                                  -----------   -----------

Total assets                                                      $ 3,279,668   $ 3,241,866
                                                                  ===========   ===========

        The accompanying notes and should be read in conjunction with the financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of September 23, 2005 and March 25, 2005

                                                                     Sept. 23,      March 25,
                                                                       2005           2005
                                                                    -----------    -----------
                                                                    (Unaudited)      (Note 1)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 6)                              $   477,402    $   643,472
Notes payable, equipment, current portion (Note 8)                        3,136          4,325
Loans payable- officers (Note 9)                                        131,900        187,744
Accrued corporate income taxes                                           48,623         28,287
Accounts payable                                                        825,615        882,646
Pension plan payable, current portion (Note 10)                          62,000         86,000
Other current liabilities (Note 7)                                      155,568        194,114
                                                                    -----------    -----------

          Total current liabilities                                   1,704,244      2,026,588
                                                                    -----------    -----------

LONG-TERM LIABILITIES:
Pension Plan payable, less current portion (Note 10)                     44,000         63,000
Notes payable, equipment, less current portion (Note 8)                   5,227          6,573
                                                                    -----------    -----------
          Total long-term liabilities                                    49,227         69,573
                                                                    -----------    -----------

          Total liabilities                                           1,753,471      2,096,161
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at September 23, 2005 and
March 25, 2005                                                           23,035         23,035
Capital in excess of par value                                        2,744,573      2,744,573
Retained earnings (Deficit)                                          (1,241,411)    (1,621,903)
                                                                    -----------    -----------
          Total stockholders' equity                                  1,526,197      1,145,705
                                                                    -----------    -----------

          Total liabilities and stockholders' equity                $ 3,279,668    $ 3,241,866
                                                                    ===========    ===========

          The accompanying notes should be read in conjunction with the financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               Six months Ended           Three Months Ended
                                               ----------------           ------------------
                                            Sept. 23,     Sept. 24,     Sept. 23,     Sept. 24,
                                              2005          2004          2005          2004
                                           -----------   -----------   -----------   -----------
REVENUE, net sales                         $ 3,404,772   $ 2,485,036   $ 1,675,603   $ 1,312,648
                                           -----------   -----------   -----------   -----------

COSTS AND EXPENSES

Cost of products sold                        2,291,465     1,850,624     1,140,706       945,551
Selling, general and administrative            552,463       477,633       300,002       234,051
Interest expense                                52,634        49,406        25,217        25,887
Depreciation and amortization                   90,120        96,751        45,060        46,651
                                           -----------   -----------   -----------   -----------
                                             2,986,682     2,474,414     1,510,985     1,252,140
                                           -----------   -----------   -----------   -----------

OPERATING INCOME                               418,090        10,622       164,618        60,508

OTHER INCOME                                       402           112           344            57
                                           -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                     418,492        10,734       164,962        60,565

PROVISION FOR INCOME TAXES                      38,000         8,400        13,322         4,200
                                           -----------   -----------   -----------   -----------

NET INCOME                                 $   380,492   $     2,334   $   151,640   $    56,365
                                           ===========   ===========   ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE       $       .17   $       .00   $       .07   $       .02
                                           ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (in thousands)                       2,303         2,303         2,303         2,303
                                           ===========   ===========   ===========   ===========

          The accompanying notes should be read in conjunction with the financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                       Six months Ended
                                                                    ----------------------
                                                                    Sept. 23,    Sept. 24,
                                                                      2005         2004
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 380,492    $   2,334
                                                                    ---------    ---------

Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization                                          90,120       96,751

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                             17,344      (75,160)
(Increase) decrease inventories                                       (32,697)     (20,002)
(Increase) decrease in prepaid expenses and other current assets      (13,769)      (6,032)
(Increase) decrease in other assets                                    18,530          (98)

Increase (decrease) in accounts payable                               (57,031)     199,902
Increase (decrease) in other current liabilities                      (38,546)      16,788
Increase (decrease) in accrued corporate income taxes                  20,336        2,967
Increase (decrease) in union health and welfare plan                       --      (20,372)
Increase (decrease) in due to pension plan payable                    (43,000)     (38,000)
                                                                    ---------    ---------

          Total adjustments                                           (38,713)     156,744
                                                                    ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      341,779      159,078
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment                          (97,328)    (118,146)
                                                                    ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                               $ (97,328)   $(118,146)
                                                                    =========    =========

          The accompanying notes should be read in conjunction with the financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                            Six months Ended
                                                         ----------------------
                                                         Sept. 23,    Sept. 24,
                                                           2005         2004
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                      $  (2,535)   $  (4,468)
Proceeds from accounts receivable financing               (166,070)     (36,901)
Proceeds from loans payable- officers                      (55,844)          --
                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (224,449)     (41,369)
                                                         ---------    ---------

INCREASE (DECREASE) IN CASH                                 20,002         (437)

CASH, beginning of period                                   25,154        4,480
                                                         ---------    ---------

CASH, end of period                                      $  45,156    $   4,043
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the six months for:

     Interest                                            $  45,694    $  49,406
                                                         =========    =========

     Income Taxes                                        $  17,664    $      --
                                                         =========    =========

             The accompanying should be read in conjunction with the
                              financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-     INTERIM RESULTS AND BASIS OF PRESENTATION:

            The accompanying unaudited financial statements as of September 23, 2005 and September 24, 2004 and for the six months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 23, 2005 and September 24, 2004 and the results of operations and cash flows for the six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 23, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 25, 2005 has been derived from the audited financial statements at that date.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

            Revenue Recognition:

            Revenues are recognized at the shipping date of the Company's products. The Company has historically adopted the shipping terms that title to merchandise passes to the customer at the shipping point (FOB Shipping Point). At this juncture, title has passed, the Company will recognize the sale, inventory has been relieved, and the customer will be invoiced. The Company does not offer any discounts, credits or other sales incentives.

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

            Concentration of Credit Risk:

            The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in the aggregate. There were no uninsured balances at either September 23, 2005 or March 25, 2005.

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

            Net Income Per Share:

            The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 23, 2005 and September 24, 2004, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

            Impairment of Long-Lived Assets:

            SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the six months ended September 23, 2005 and September 24, 2004.

            Reporting Comprehensive Income:

            The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the six months ended September 23, 2005 and September 24, 2004.

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

            The Company did not expend any funds on customer-sponsored research and development during the six months ended September 23, 2005 and September 24, 2004. In addition the Company did not receive any revenues related to customer sponsored research and development activities during the six months ended September 23, 2005 and September 24, 2004.

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

            Inventories are comprised of the following:

                                              Sept. 23,     March 25,
                                                2005          2005
                                             -----------   -----------

            Raw materials                    $   847,093   $   824,926
            Work in progress                     215,936       210,292
            Finished goods                       188,771       183,885
                                             -----------   -----------

                                             $ 1,251,800   $ 1,219,103
                                             ===========   ===========

Note 4 -    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

            Prepaid expenses and other current assets are comprised of the following:

                                              Sept. 23,     March 25,
                                                2005          2005
                                             -----------   -----------

            Prepaid insurance                $     1,995   $    14,062
            Other current assets                  25,986           150
                                             -----------   -----------
                                             $    27,981   $    14,212
                                             ===========   ===========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 -    PROPERTY, PLANT AND EQUIPMENT:

            Property, plant and equipment are as follows:

                                                Sept. 23,     March 25,
                                                  2005          2005
                                               -----------   -----------

            Computers                          $   198,257   $   198,257
            Leasehold improvements                 585,831       585,831
            Machinery and equipment              4,626,261     4,549,183
            Tools and dies                       1,866,323     1,846,073
            Furniture and fixture                  154,808       154,808
            Website development cost                 7,550         7,550
                                               -----------   -----------

                                                 7,439,030     7,341,702
            Less: accumulated
            depreciation and amortization        6,259,389     6,169,269
                                               -----------   -----------

                                               $ 1,179,641   $ 1,172,433
                                               ===========   ===========

Note 6 -    ACCOUNTS RECEIVABLE FINANCING:

            The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 6.75% at September 23, 2005, with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of September 23, 2005 was $477,402. The balance due as of March 25, 2005 was $643,472.

Note 7 -    OTHER CURRENT LIABILITIES:

            Other current liabilities are comprised of the following:

                                                Sept. 23,    March 25,
                                                  2005         2005
                                               ----------   ----------

            Payroll and vacation accruals      $  120,984   $  105,812
            Sales commissions                      19,430       14,882
            Other                                  15,154       73,420
                                               ----------   ----------
                                               $  155,568   $  194,114
                                               ==========   ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 -    NOTES PAYABLE EQUIPMENT:

            The Company financed the acquisition of new equipment with notes payable. The notes are payable over a sixty month period. The balance remaining at September 23, 2005 amounted to $8,363. The interest rate on the remaining lease is 22%.

            Aggregate future principal payments are as follows:

              Fiscal Year Ending March:
            2006                                  $  1,568
            2007                                     3,136
            2008                                     3,659
                                                  --------
                                                  $  8,363
                                                  ========

Note 9 -    RELATED PARTIES TRANSACTIONS:

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

            During the six months ended September 23, 2005,one of the officers loaned the Company an additional $15,500 which was used by the Company for working capital requirements. The Company repaid $71,344 of the total funds loaned to it during the six months ended September 23, 2005. The balance as of September 23, 2005 was $131,900.

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

            As a result of this agreement the amount due the PBGC was restated to $244,000. $43,000 was paid during the six months ended September 23, 2005. $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The balance of $106,000 is reported as follows: $62,000 as a current liability and $44,000 as a long-term liability.

Note 11 -   CHANGES IN STOCKHOLDERS' EQUITY:

            The accumulated deficit decreased by $380,492, which represents the net income for the six months ended September 23, 2005.

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

            The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 23, 2005 no options had been granted under the plan.

Note 13 -   CASH BONUS PLAN:

            In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company when pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal year ended March 26, 2004. For the year ended March 25, 2005 the contribution was $4,188. The contribution to the bonus plan for the six months ended September 23, 2005 was $5,200.

Note 14 - COMMITMENTS:

            The Company leases it facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

            Fiscal year ending March:

            2006                         $  66,578
            2007                           133,156
            2008                           133,156
            2009                           133,156
            2010                           133,156
            2011                            55,482
                                         ---------
                                         $ 654,684
                                         =========

            The rental expense for the six months ended September 23, 2005 and September 24, 2004 was $66,575 and $56,382, respectively.

            Rental expense for the six months ended September 23, 2005 includes a surcharge of $1,320.

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

            The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $30,994 for the six months ended September 23, 2005 and $28,601 for the six months ended September 24, 2004.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Statements contained in this report, which are not historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

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

o     Impairment of Long-Lived Assets:
      The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The Company makes estimates of its future cash flows related to assets subject to impairment review.

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

o     Revenue Recognition:
      Revenues are recognized at the shipping date of the Company's products. The Company has historically adopted the shipping terms that title merchandise passes to the customer at the shipping point (FOB Shipping Point). At this juncture, title has passed, the Company will recognize the sale, inventory has been relieved, and the customer will be invoiced. The Company does not offer any discounts, credits or other sales incentives.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Results of Operations

Comparative Analysis-Six Months Ended September 23, 2005 and September 24, 2004

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

      Relationship to Total Revenues

                                                        Sept. 23,     Sept. 24,
                                                          2005          2004
                                                        ---------     ---------

      Operating Revenues (in thousands)                 $   3,405     $   2,485
                                                        ---------     ---------
      Operating Expenses:
        (as a percentage of Operating Revenues)

            Costs of Products Sold                          67.30%        74.47%
              Selling, General and Administrative           16.23%        19.22%
              Interest Expense                               1.55%         1.99%
              Depreciation and amortization                  2.65%         3.89%
                                                        ---------     ---------

                  TOTAL COSTS AND EXPENSES                  87.73%        99.57%
                                                        ---------     ---------

      Operating Income (loss)                               12.27%          .43%

      Other Income                                             --            --
                                                        ---------     ---------
      Income (loss) before Income Taxes                     12.27%          .43%

      Income Taxes                                           1.12%          .34%
                                                        ---------     ---------
      Net Income (loss)                                     11.15%          .09%
                                                        =========     =========

Operating revenues for the six months ended September 23, 2005 amounted to $3,404,772 reflecting a 37.0% increase versus the six months ended September 24, 2004 revenues of $2,485,036. The increase in revenues is a direct result of an increase in commercial sales.

Cost of products sold amounted to $2,291,465 for the six months ended September 23, 2005, or 67.30% of operating revenues. This reflected a $440,841 or 23.82% increase in the cost of products sold from $1,850,624 or 74.47% of operating revenues for the six months ended September 24, 2004. This increase is due primarily to the increased cost of production associated with the sales increase.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Six Months Ended September 23, 2005 and September 24, 2004

Selling, general and administrative expenses were $552,463 and $477,633 or 16.23% and 19.22% of operating revenues for the six months ended September 23, 2005 and September 24, 2004, respectively. This category of expense increased by $74,830 or 15.67% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

Interest expense was $52,634 for the six months ended September 23, 2005 or 1.55% of operating revenues. For the fiscal six months ended September 24, 2004, interest expense was $49,406 or 1.99% of operating revenues. The increase of $3,228 or 6.53% reflects an increase in miscellaneous interest charges.

Depreciation and amortization of $90,120 or 2.65% of operating revenues was reported for the six months ended September 23, 2005. This reflects a decrease of $6,631 from the prior six months ended September 24, 2004 of $96,751 or 3.89% of operating revenues. The decrease is due primarily to a significant amount of capital assets being fully depreciated.

The Company reported net income of $380,492 for the six months ended September 23, 2005 representing basic earnings of $.17 per share as compared to a net income of $2,334 or $.00 per share for the six months ended September 24, 2004. The increase in net income for the current year can be attributed primarily to the reported increase in commercial sales.

Comparative Analysis-Three Months Ended September 23, 2005 and September 24,
2004

Three months ended September 23, 2005 compared to the three months ended September 24, 2004:

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                      Three Months Ended
                                                                    ----------------------
                                                                    Sept. 23,    Sept. 24,
                                                                      2005          2004
                                                                    ---------    ---------
      Operating Revenues (in thousands)                             $   1,676    $   1,313
                                                                    ---------    ---------
      Operating Expenses: (as a percentage of operating revenues)
      Cost of Products Sold                                             68.08%       72.03%
      Selling, General and Administrative                               17.90%       17.78%
      Interest Expense                                                   1.51%        1.97%
      Depreciation and Amortization                                      2.69%        3.55%
                                                                    ---------    ---------
                Total Costs and Expenses                                90.18%       95.33%
                                                                    ---------    ---------

      Operating Income (loss)                                            9.82%        4.67%

      Other Income                                                         --          .00%
                                                                    ---------    ---------
      Income (loss) before Income Taxes                                  9.82%        4.67%

      Income Taxes                                                        .79%         .32%
                                                                    ---------    ---------
      Net Income (loss)                                                  9.03%        4.35%
                                                                    =========    =========

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

COMPARATIVE ANALYSIS -THREE MONTHS (Continued)

Operating revenues for the three months ended September 23, 2005 amounted to $1,675,603, reflecting a 27.65% increase versus the comparative three months ended September 24, 2004 operating revenues of $1,312,648. The increase is a direct result of an increase in commercial, governmental and military orders during the quarter ended September 23, 2005.

Cost of products sold amounted to $1,140,706 for the three months ended September 23, 2005 or 68.08% of operating revenues. This reflected an increase of $195,155 or 20.64% of the cost of products sold of $945,551 or 72.03% for the three months ended September 24, 2004. The increase represents the additional cost necessary to support the increase in sales.

Selling, general and administrative expenses for the three months ended September 23, 2005 were $300,002 or 17.90% of revenues compared to $234,051 or 17.78% of revenues for the comparable three-month period ended September 24, 2004. This increase was due primarily to increase in salaries and sales commissions.

Interest expense was $25,217 or 1.51% of revenues for the period ended September 23, 2005 as compared to $25,887 or 1.97% of revenues in the three-month period ended September 24, 2004. The decrease in interest is associated with the Company's repayment of its loans payable.

Depreciation and amortization of $45,060 or 2.69% of revenues was reported for the three-month period ended September 23, 2005. This reflects a decrease of $1,591 or 3.41% from the comparable three-month period ended September 24, 2004 of $46,651 or 3.55% of revenues.

The Company reported net income of $151,640 for the three months ended September 23, 2005 representing basic earnings per common share of $.07 as compared to basic income of $56,365 or $.024 per common share for the three months ended September 24, 2004.

Liquidity and Capital Resources:

The Company reported working capital of $372,751 as of September 23, 2005 compared to a working capital of $1,283 as of March 25, 2005. The increase in working capital of $371,468 was attributable to the following items:

      Net income                                      $ 380,492
      Depreciation and amortization                      90,120
      Capital expenditures                              (97,328)
      Other transactions                                 (1,816)

As a result of the above, the current ratio (current assets to current liabilities) was 1.22 to 1 at September 23, 2005 as compared to 1 to 1 at March 25, 2005. Current liabilities at September 23, 2005 were $1,704,244 compared to $2,026,588 at March 25, 2005.

The Company reported $97,328 in capital expenditures for the six months ended September 23, 2005 and reported depreciation of $90,120 for the same six-month period.

The net income of $380,492 for the six months ended September 23, 2005 resulted in an increase in stockholders' equity to $1,526,197 as compared to stockholders' equity of $1,145,705 at March 25, 2005.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Liquidity And Capital Resources (continued)

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At September 23, 2005 the amount outstanding with the factor was $477,402 as compared to $643,472 at March 25, 2005. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

Through the six months ended September 23, 2005 one of the officers loaned the Company an additional $15,500. Additionally, through the period ended September 23, 2005, the Company had repaid $71,344 of the total funds loaned to it. The balance due to these officers at September 23, 2005 was $131,900.

The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $30,994 for the six months ended September 23, 2005 and $28,601 for the six months ended September 24, 2004.

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

As a result of this agreement the amount due the PBGC was restated to $244,000. $43,000 was paid during the six months ended September 23, 2005. $56,000 was paid during the six months ended September 23, 2005 and $34,000 was paid during the six months ended September 24, 2004. The balance of $106,000 is reported as follows: $62,000 as a current liability and $44,000 as a long-term liability.

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

In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 23, 2005 no options had been granted under the plan.

In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company when pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal six months ended September 24, 2004. For the six months ended March 26, 2005 the contribution was $4,188. The contribution to the bonus plan for the six months ended September 23, 2005 was $5,200.

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

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Shareholders

The Company conducted its Annual Meeting of Shareholders on September 30, 2005. The only matters submitted to shareholders for a vote was the election of directors.

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

                                    IEH CORPORATION
                                    (Registrant)


November 9, 2005                    /s/ Michael Offerman
----------------                    --------------------
                                    Michael Offerman
                                    President


November 9, 2005                    /s/ Robert Knoth
----------------                    ----------------
                                    Robert Knoth
                                    Chief Financial Officer/Controller/Principal
                                    Accounting Officer