Form 10QSB
period 2005-12-23
IEH CORPORATION
filed 2006-02-02
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________

                                  FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  December  23,  2005

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

              ___________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   [X]    No  [_]

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 23, 2005.

                                 IEH CORPORATION

                                FINANCIAL REPORT

                                December 23, 2005

                                 IEH CORPORATION

                                    CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

     ITEM 1- Financial Statements

     Balance Sheets as of December 23, 2005 (Unaudited) and March 25, 2005     1

     Statement of Operations (Unaudited) for the three and nine months ended
       December 23, 2005 and December 24, 2004                                 3

     Statement of Cash Flows (Unaudited) for the nine months ended
       December 23, 2005 and December 24, 2004                                 4

     Notes to Financial Statements (Unaudited)                                 6

     ITEM 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            16

     ITEM 3 - Controls and Procedures                                         23

PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                               23

     ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds     23

     ITEM 3 - Defaults Upon Senior Securities                                 23

     ITEM 4 - Submission of Matters to a Vote of Security Holders             23

     ITEM 5 - Other Information                                               23

     ITEM 6 - Exhibits and Reports on Form 8-K                                24

SIGNATURES                                                                    24

EXHIBITS

     Item 31.1     Certification Pursuant to Section 302 of the
                    Sarbanes Oxley Act                                        25

     Item 31.2     Certification Pursuant to Section 302 of the
                    Sarbanes Oxley Act                                        26
     Item 32.1     Certification Pursuant to Section 906 of the
                    Sarbanes Oxley Act                                        27

     Item 32.2     Certification Pursuant to Section 906 of the
                    Sarbanes Oxley Act                                        28

                                 IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 23, 2005 and March 25, 2005

                                                                       DEC. 23,      March 25,
                                                                          2005          2005
                                                                      -----------   -----------
                                                                      (UNAUDITED)    (Note 1)
                                         ASSETS

CURRENT ASSETS:
Cash                                                                  $    39,470   $    25,154
Accounts receivable, less allowances for doubtful accounts of
       $10,062 at December 23, 2005 and March 25, 2005                    518,451       769,402
Inventories (Note 3)                                                    1,309,500     1,219,103
Prepaid expenses and other current assets (Note 4)                         47,250        14,212
                                                                      -----------   -----------

          Total current assets                                          1,914,671     2,027,871
                                                                      -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,304,449 at December 23, 2005
    and $6,169,269 at March 25, 2005 (Note 5)                           1,233,146     1,172,433
                                                                      -----------   -----------

                                                                        1,233,146     1,172,433
                                                                      -----------   -----------

OTHER ASSETS:
  Other assets                                                             23,099        41,562
                                                                      -----------   -----------

                                                                           23,099        41,562
                                                                      -----------   -----------

Total assets                                                          $ 3,170,916   $ 3,241,866
                                                                      ===========   ===========

  The accompanying notes and should be read in conjunction with the financial statements

                                IEH CORPORATION

                                 BALANCE SHEETS
                   As of December 23, 2005 and March 25, 2005


                                                                     DEC. 23,      March 25,
                                                                       2005          2005
                                                                   ------------  ------------
                                                                   (UNAUDITED)     (Note 1)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 6)                             $   188,918   $   643,472
Notes payable, equipment, current portion (Note 8)                       3,136         4,325
Loans payable- officers (Note 9)                                       118,900       187,744
Accrued corporate income taxes                                          53,963        28,287
Accounts payable                                                       901,630       882,646
Pension plan payable, current portion (Note 10)                         65,000        86,000
Other current liabilities (Note 7)                                     145,189       194,114
                                                                   -----------  ------------

          Total current liabilities                                  1,476,736     2,026,588
                                                                   -----------  ------------

LONG-TERM LIABILITIES:
Pension Plan payable, less current portion (Note 10)                    32,000        63,000
Notes payable, equipment, less current portion (Note 8)                  4,443         6,573
                                                                   -----------  ------------
          Total long-term liabilities                                   36,443        69,573
                                                                   -----------  ------------

          Total liabilities                                          1,513,179     2,096,161

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at December 23, 2005 and
March 25, 2005                                                          23,035        23,035
Capital in excess of par value                                       2,744,573     2,744,573
Retained earnings (Deficit) (Note 11)                               (1,109,871)   (1,621,903)
                                                                   -----------  ------------
          Total stockholders' equity                                 1,657,737     1,145,705
                                                                   -----------  ------------

          Total liabilities and stockholders' equity               $ 3,170,916   $ 3,241,866
                                                                   ===========   ===========

      The accompanying notes should be read in conjunction with the financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                         Nine Months Ended       Three Months Ended
                                         -----------------       ------------------
                                       DEC. 23,     Dec. 24,    DEC. 23,    Dec. 24,
                                         2005         2004        2005        2004
                                      -----------  ----------  ----------  ----------
REVENUE, net sales                    $ 5,220,812  $3,792,767  $1,816,040  $1,307,731
                                      -----------  ----------  ----------  ----------

COSTS AND EXPENSES

Cost of products sold                   3,592,747   2,807,198   1,301,282     956,574
Selling, general and administrative       858,686     739,708     306,223     262,075
Interest expense                           73,036      75,658      20,402      26,252
Depreciation and amortization             135,180     143,572      45,060      46,821
                                      -----------  ----------  ----------  ----------
                                        4,659,649   3,766,136   1,672,967   1,291,722
                                      -----------  ----------  ----------  ----------

OPERATING INCOME                          561,163      26,631     143,073      16,009

OTHER INCOME                                  669         118         267           6
                                      -----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES                561,832      26,749     143,340      16,015

PROVISION FOR INCOME TAXES                 49,800      12,600      11,800       4,200
                                      -----------  ----------  ----------  ----------

NET INCOME                            $   512,032  $   14,149  $  131,540  $   11,815
                                      ===========  ==========  ==========  ==========
BASIC AND DILUTED EARNINGS PER
SHARE                                 $       .22  $      .01  $      .06  $      .01
                                      ===========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING (in thousands)                  2,303       2,303       2,303       2,303
                                      ===========  ==========  ==========  ==========


      The accompanying notes should be read in conjunction with the financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                   ----------------------
                                                                    DEC. 23,    Dec. 24,
                                                                      2005         2004
                                                                   ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 512,032    $  14,149
                                                                   ---------    ---------
Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization                                        135,180      143,572

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                           250,951     (150,926)
(Increase) decrease inventories                                      (90,397)    (119,602)
(Increase) decrease in prepaid expenses and other current assets     (33,038)      (8,749)
(Increase) decrease in other assets                                   18,463          175

Increase (decrease) in accounts payable                               18,984      392,377
Increase (decrease) in other current liabilities                     (48,925)      (3,954)
Increase (decrease) in accrued corporate income taxes                 25,676        6,077
Increase (decrease) in union health and welfare plan                      --      (30,872)
Increase (decrease) in due to pension plan payable                   (52,000)     (47,000)
                                                                   ---------    ---------

          Total adjustments                                          224,894      181,098
                                                                   ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     736,926      195,247
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment                        (195,893)    (182,114)
                                                                   ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                              $(195,893)   $(182,114)
                                                                   =========    =========

      The accompanying notes should be read in conjunction with the financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)
                                                         Nine Months Ended
                                                      ----------------------
                                                       Dec. 23,     Dec. 24,
                                                         2005         2004
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                   $  (3,319)   $  (6,975)
Proceeds from accounts receivable financing            (454,554)      (7,057)
Proceeds from loans payable- officers                   (68,844)          --
                                                      ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (526,717)     (14,032)
                                                      ---------    ---------

INCREASE (DECREASE) IN CASH                              14,316         (899)

CASH, beginning of period                                25,154        4,480
                                                      ---------    ---------

CASH, end of period                                   $  39,470    $   3,581
                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the six months for:

     Interest                                         $  67,585    $  68,121
                                                      =========    =========

     Income Taxes                                     $  19,081    $      --
                                                      =========    =========

  The accompanying should be read in conjunction with the financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -  INTERIM RESULTS AND BASIS OF PRESENTATION:

          The accompanying unaudited financial statements as of December 23, 2005 and December 24, 2004 and for the nine months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 23, 2005 and December 24, 2004 and the results of operations and cash flows for the nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended December 23, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 25, 2005 has been derived from the audited financial statements at that date.

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

          CONCENTRATION OF CREDIT RISK:

          The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in the aggregate. There were no uninsured balances at either December 23, 2005 or March 25, 2005.

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

          NET INCOME PER SHARE:

          The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 23, 2005 and December 24, 2004, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          IMPAIRMENT OF LONG-LIVED ASSETS:

          SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the nine months ended December 23, 2005 and December 24, 2004.

          REPORTING COMPREHENSIVE INCOME:

          The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the nine months ended December 23, 2005 and December 24, 2004.

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

          The Company did not expend any funds on customer-sponsored research and development during the nine months ended December 23, 2005 and December 24, 2004. In addition the Company did not receive any revenues related to customer sponsored research and development activities during the nine months ended December 23, 2005 and December 24, 2004.

          EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS:

          The Company does not believe that any recently issued but not effective accounting standards have a material effect on the Company's financial position, results of operations or cash flows.

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

Inventories are comprised of the following:

                                       DEC. 23,     March 25,
                                         2005         2005
                                      ----------   ----------

          Raw materials               $  886,139   $  824,926
          Work in progress               225,889      210,292
          Finished goods                 197,472      183,885
                                      ----------   ----------

                                      $1,309,500   $1,219,103
                                      ==========   ==========


NOTE 4 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

          Prepaid expenses and other current assets are comprised of the following:

                                        DEC. 23,   March 25,
                                          2005        2005
                                       ---------   ---------

          Prepaid insurance            $  19,749   $  14,062
          Other current assets            27,501         150
                                       ---------   ---------
                                       $  47,250   $  14,212
                                       =========   =========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment is as follows:

                                                Dec. 23,     March 25,
                                                  2005         2005
                                               ----------   ----------

          Computers                            $  205,799   $  198,257
          Leasehold improvements                  587,388      585,831
          Machinery and equipment               4,669,661    4,549,183
          Tools and dies                        1,912,389    1,846,073
          Furniture and fixture                   154,808      154,808
          Website development cost                  7,550        7,550
                                               ----------   ----------

                                                7,537,595    7,341,702
          Less: accumulated depreciation and
          amortization                          6,304,449    6,169,269
                                               ----------   ----------

                                               $1,233,146   $1,172,433
                                               ==========   ==========


NOTE 6 -  ACCOUNTS RECEIVABLE FINANCING:

          The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 % above JP Morgan Chase's publicly announced rate of 7.25% at December 23, 2005, with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of December 23, 2005 was $188,918. The balance due as of March 25, 2005 was $643,472.

NOTE 7 -  OTHER CURRENT LIABILITIES:

          Other current liabilities are comprised of the following:

                                          Dec. 23,   March 25,
                                            2005       2005
                                          --------   --------

          Payroll and vacation accruals   $120,382   $105,812
          Sales commissions                 12,556     14,882
          Other                             12,251     73,420
                                          --------   --------
                                          $145,189   $194,114
                                          ========   ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 -  NOTES PAYABLE EQUIPMENT:

          The Company financed the acquisition of new equipment with notes payable. The notes are payable over a sixty month period. The balance remaining at December 23, 2005 amounted to $7,579. The interest rate on the remaining lease is 22%.

          Aggregate future principal payments are as follows:

                Fiscal Year Ending March:
                          2006                   $  784
                          2007                    3,136
                          2008                    3,659
                                                 ------
                                                 $7,579
                                                 ======

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

          During the nine months ended December 23, 2005, one of the officers loaned the Company an additional $15,500 which was used by the Company for working capital requirements. The Company repaid $84,344 of the total funds loaned to it during the nine months ended December 23, 2005. The balance as of December 23, 2005 was $118,900.

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

            December 1, 2003 to August 1, 2004          $2,000 per month
            December 1, 2004 to August 1, 2006          $3,000 per month
            December 1, 2006 to August 1, 2007          $4,000 per month

          Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004, May 1, 2004 and May 1, 2005. The Company is also obligated to make an additional balloon payment of $25,000 on January 1, 2006.

          The Company also granted the PBGC a lien on the Company's machinery and equipment.

          As a result of this agreement the amount due the PBGC was restated to $244,000. $52,000 was paid during the nine months ended December 23, 2005. $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The balance of $97,000 is reported as follows: $65,000 as a current liability and $32,000 as a long-term liability.

NOTE 11 - CHANGES IN STOCKHOLDERS' EQUITY:

          The accumulated deficit decreased by $512,032, which represents the net income for the nine months ended December 23, 2005.

NOTE 12-  2001 EMPLOYEE STOCK OPTION PLAN:

          On December 21, 2001 the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management.

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

NOTE 12 - 2001 EMPLOYEE STOCK OPTION PLAN: (continued)

          Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock.

          The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 23, 2005 no options had been granted under the plan.

NOTE 13 - BONUS PLAN:

          In 1987, the Company adopted a discretionary bonus plan ("Bonus Plan") for its executive officers and key employees. Contributions to the Bonus Plan are made by the Company, at its option, when pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Under the provision of this plan for the year ended March 25, 2005, the Company paid a total bonus of $4,188 to its executive officers and selected key employees. For the nine months ended December 23, 2005, the Company has accrued $40,000 in bonuses consisting of $10,400 for its executive officers and $29,600 for selected key employees.

NOTE 14 - COMMITMENTS:

          The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

          Fiscal year ending March:

          2006                                   $ 33,289
          2007                                    133,156
          2008                                    133,156
          2009                                    133,156
          2010                                    133,156
          2011                                     55,482
                                                 --------
                                                 $621,395
                                                 ========

The rental expense for the six months ended December 23, 2005 and December 24, 2004 was $101,677 and $84,574, respectively.

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

          The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also are not currently available to the Company. The total contributions charged to operations under this pension plan were $44,753 for the nine months ended December 23, 2005 and $42,951 for the nine months ended December 24, 2004.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Statements contained in this report, which are not historical facts, may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

RESULTS OF OPERATIONS

COMPARATIVE ANALYSIS-NINE MONTHS ENDED DECEMBER 23, 2005 AND DECEMBER 24, 2004

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:



              Relationship to Total Revenues
                                                             Dec. 23,     Dec. 24,
                                                               2005         2004
                                                            ---------    ---------
          Operating Revenues (in thousands)                 $   5,221    $   3,793
                                                            ---------    ---------

          Operating Expenses:
            (as a percentage of Operating Revenues)

                    Costs of Products Sold                      68.82%       74.01%
                      Selling, General and Administrative       16.45%       19.50%
                      Interest Expense                           1.40%        1.99%
                      Depreciation and Amortization              2.59%        3.79%
                                                            ---------    ---------

                             TOTAL COSTS AND EXPENSES           89.26%       99.29%
                                                            ---------    ---------

          Operating Income (loss)                               10.74%         .71%

          Other Income                                            .01%          --
                                                            ---------    ---------

          Income (loss) before Income Taxes                     10.75%         .71%

          Income Taxes                                            .95%         .33%
                                                            ---------    ---------

          Net Income (loss)                                      9.80%         .38%
                                                            =========    =========

Operating revenues for the nine months ended December 23, 2005 amounted to $5,220,812 reflecting a 37.7% increase versus the nine months ended December 24, 2004 revenues of $3,792,767. The increase in revenues is a direct result of an increase in commercial sales.

Cost of products sold amounted to $3,592,747 for the nine months ended December 23, 2005, or 68.82% of operating revenues. This reflected a $785,549 or 27.98% increase in the cost of products sold from $2,807,198 or 74.01% of operating revenues for the nine months ended December 24, 2004. This increase is due primarily to the increased cost of production associated with the sales increase.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

COMPARATIVE ANALYSIS-NINE MONTHS ENDED DECEMBER 23, 2005 AND DECEMBER 24, 2004

Selling, general and administrative expenses were $858,686 and $739,708 or 16.45% and 19.50% of operating revenues for the nine months ended December 23, 2005 and December 24, 2004, respectively. This category of expense increased by $118,978 or 16.08% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

Interest expense was $73,036 for the nine months ended December 23, 2005 or 1.40% of operating revenues. For the fiscal nine months ended December 24, 2004, interest expense was $75,658 or 1.99% of operating revenues. The decrease of $2,622 or 3.47% reflects a decrease in the total liability outstanding.

Depreciation and amortization of $135,180 or 2.59% of operating revenues was reported for the nine months ended December 23, 2005. This reflects a decrease of $8,392 from the prior nine months ended December 24, 2004 of $143,572 or 3.79% of operating revenues. The decrease is due primarily to a significant amount of capital assets being fully depreciated.

The Company reported net income of $512,032 for the nine months ended December 23, 2005 representing basic earnings of $.22 per share as compared to a net income of $14,149 or $.01 per share for the nine months ended December 24, 2004. The increase in net income for the current year can be attributed primarily to the reported increase in commercial sales.

COMPARATIVE ANALYSIS-THREE MONTHS ENDED DECEMBER 23, 2005 AND DECEMBER 24, 2004

THREE MONTHS ENDED DECEMBER 23, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 24, 2004:

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                          Three Months Ended
                                                                        ----------------------
                                                                         Dec. 23,     Dec. 24,
                                                                          2005          2004
                                                                        ---------    ---------
          Operating Revenues (in thousands)                             $   1,816    $   1,308
                                                                        ---------    ---------

          Operating Expenses: (as a percentage of operating revenues)
          Cost of Products Sold                                             71.65%       73.15%
          Selling, General and Administrative                               16.86%       19.99%
          Interest Expense                                                   1.12%        2.01%
          Depreciation and Amortization                                      2.48%        3.58%
                                                                        ---------    ---------
                    Total Costs and Expenses                                92.11%       98.73%
                                                                        ---------    ---------

          Operating Income (loss)                                            7.89%        1.27%

          Other Income                                                        .01%          --
                                                                        ---------    ---------

          Income (loss) before Income Taxes                                  7.90%        1.27%

          Income Taxes                                                        .65%         .32%
                                                                        ---------    ---------

          Net Income (loss)                                                  7.25%         .95%
                                                                        =========    =========

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

COMPARATIVE ANALYSIS -THREE MONTHS (Continued)

Operating revenues for the three months ended December 23, 2005 amounted to $1,816,040, reflecting a 38.9% increase versus the comparative three months ended December 24, 2004 operating revenues of $1,307,731. The increase is a direct result of an increase in commercial orders during the quarter ended December 23, 2005.

Cost of products sold amounted to $1,301,282 for the three months ended December 23, 2005 or 71.65% of operating revenues. This reflected an increase of $344,708 or 36.03% of the cost of products sold of $956,574 or 73.15% for the three months ended December 24, 2004. The increase represents the additional cost necessary to support the increase in sales.

Selling, general and administrative expenses for the three months ended December 23, 2005 were $306,223 or 16.86% of revenues compared to $262,252 or 19.99% of revenues for the comparable three-month period ended December 24, 2004. This increase was due primarily to increases in sales, salaries, commissions, and travel.

Interest expense was $20,402 or 1.12% of revenues for the period ended December 23, 2005 as compared to $26,252 or 2.01% of revenues in the three-month period ended December 24, 2004. The decrease in interest is associated with the Company's repayment of its loans payable.

Depreciation and amortization of $45,060 or 2.48% of revenues was reported for the three-month period ended December 23, 2005. This reflects a decrease of $1,761 or 3.76% from the comparable three-month period ended December 24, 2004 of $46,821 or 3.58% of revenues.

The Company reported net income of $131,540 for the three months ended December 23, 2005 representing basic earnings per common share of $.06 as compared to basic income of $11,815 or $.01 per common share for the three months ended December 24, 2004.

LIQUIDITY AND CAPITAL RESOURCES:

The Company reported working capital of $437,938 as of December 23, 2005 compared to a working capital of $1,283 as of March 25, 2005. The increase in working capital of $436,655 was attributable to the following items:

          Net income                      $ 512,032
          Depreciation and amortization     135,180
          Capital expenditures             (195,893)
          Other transactions                (14,664)

As a result of the above, the current ratio (current assets to current liabilities) was 1.30 to 1 at December 23, 2005 as compared to 1 to 1 at March 25, 2005. Current liabilities at December 23, 2005 were $1,476,736 compared to $2,026,588 at March 25, 2005.

The Company reported $195,893 in capital expenditures for the nine months ended December 23, 2005 and reported depreciation of $135,180 for the same nine-month period.

The net income of $512,032 for the nine months ended December 23, 2005 resulted in an increase in stockholders' equity to $1,657,737 as compared to stockholders' equity of $1,145,705 at March 25, 2005.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

LIQUIDITY  AND  CAPITAL  RESOURCES  (CONTINUED)

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At December 23, 2005 the amount outstanding with the factor was $188,918 as compared to $643,472 at March 25, 2005. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

Through the nine months ended December 23, 2005 one of the officers loaned the Company an additional $15,500. Additionally, through the period ended December 23, 2005, the Company had repaid $84,344 of the total funds loaned to it. The balance due to these officers at December 23, 2005 was $118,900.

The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $44,753 for the nine months ended December 23, 2005 and $42,951 for the nine months ended December 24, 2004.

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

The Company and the PBGC agreed to the terms of a settlement of the matter. The agreement is effective July 2, 2001. Under the agreement, the Company and the PBGC agreed on a total sum of $244,000. The Company has agreed to make payments as follows:

     December  1,  2003  to  August  1,  2004          $2,000  per  month
     December  1,  2004  to  August  1,  2006          $3,000  per  month
     December  1,  2006  to  August  1,  2007          $4,000  per  month

Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004, May 1, 2004 and May 1, 2005. The Company is also obligated to make an additional balloon payment of $25,000 on January 1, 2006.

The Company granted the PBGC a lien on the Company's machinery and equipment.

As a result of this agreement the amount due the PBGC was restated to $244,000. $52,000 was paid during the nine months ended December 23, 2005. $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The balance of $97,000 is reported as follows: $65,000 as a current liability and $32,000 as a long-term liability.

On December 21, 2001 the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management. No options have been granted under the Employee Option Plan to date.

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

In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 23, 2005 no options had been granted under the plan.

In 1987, the Company adopted a discretionary bonus plan ("Bonus Plan") for its executive officers and key employees. Contributions to the Bonus Plan are made by the Company, and its option, when pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For year ended March 26, 2005 the contribution to the Bonus Plan was $4,188. For the nine months ended December 23, 2005, the Company has accrued $40,000 in bonuses consisting of $10,400 for its executive officers and $29,600 for selected key employees.

ITEM  3.  CONTROLS  AND  PROCEDURES

Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the
Company's Chief Executive Officer and Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-QSB, the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the

Exchange Act is, recorded, processed, and reported within the time periods specified within the Securities and Exchange Commission's rules and forms.

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

None

ITEM 5.   OTHER MATTERS.

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Item 31.1       Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Item 31.2       Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Item 32.1       Certification Pursuant to Section 906 of the Sarbanes Oxley Act

Item 32.2       Certification Pursuant to Section 906 of the Sarbanes Oxley Act

(b) Reports on Form 8-K during Quarter

None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      IEH CORPORATION
                                      (Registrant)

February 2, 2006                      /s/ Michael Offerman
----------------                      --------------------
                                      Michael Offerman
                                      President

February 2, 2006                      /s/ Robert Knoth
----------------                      --------------------
                                      Robert Knoth
                                      Chief Financial Officer/Controller/
                                      Principal Accounting Officer