Form 10KSB
period 2006-03-31
IEH CORPORATION
filed 2006-07-17
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 THE FISCAL YEAR ENDED MARCH 31, 2006.

                          Commission File Number 0-5278
                                 IEH CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                NEW YORK                                 13-5549348
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
             Incorporation)


        140 58th Street, Suite 8E
           Brooklyn, NY 11220                          (718) 492-9673
(Address of Principal Executive Offices)         (Issuer's Telephone Number,
                                                    Including Area Code)


Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.01 Par Value Per Share

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No|X|

The Registrant's revenues for the fiscal year ended March 31, 2006 were $7,588,253.

The number of shares of Common Stock of the Registrant issued and outstanding as of July 14, 2006 was 2,303,468.

The aggregate market value of the Registrant's voting stock (consisting of Common Stock, $1.00 par value held by non-affiliates, computed by reference to the closing price ($2.24) at which stock was sold on June 28, 2006, the last trading day on which stock was reported to be sold, was $3,034,718.40.

DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format: Yes|_| No|X|

--------------------------------------------------------------------------------
                                 IEH CORPORATION

                                     PART I

Item 1.  Business

         IEH Corporation (hereinafter referred to as the "Company") was organized under the laws of the State of New York on March 22, 1943 under the name Industrial Heat Treating Company, Inc. On March 15, 1989, the Company changed its name to its current name. The Company's executive offices and manufacturing facilities are located at 140 58th Street, Suite 8E, Brooklyn, New York 11220. The Company's telephone number is (718) 492-4448; Fax: 718-492-9898; its email address is ieh@iehcorp.com.

         The Company has been approved by the federal government as a "Hub-zone small business Company". This classification is monitored, and while the Company must remain competitive, it is taken into account by large business concerns when awarding specific contracts.

         The majority of the Company's customers require that the Company maintain quality system in strict accordance with ISO9001. This is an International Standard Organization specification for which the Company has recently been audited and has received certification to ISO:2000. The Company's quality policy is: "Listening to our Customers and meeting their needs, while continuously improving our processes and services."

         The Company has developed a web site that reflects the standard catalog items we produce. The web site is an ongoing project and we will continue to add special items and newsworthy information to it. The Company's web site can be viewed by going to: http://www.iehcorp.com.

         The Company designs, develops and manufactures printed circuit connectors for high performance applications. Our customers consist of OEM's (Original Equipment Manufacturers), and Distributors who sell our products to OEMs. We sell our products directly and through regional representatives located in the United States, Canada and Europe.

         The customers we service are in the government, aerospace, medical, automotive, test equipment and commercial electronics markets. We appear on the Military Qualified Product Listing "QPL" to MIL-C-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic market and military defense market were 26% and 74% of the Company's net sales for the year ended March 31, 2006.

         In order to remain competitive, the Company has an internal program to upgrade and maintain machinery (to increase production), review material costs and increase labor force productivity.

         New Product Development

         The Company is sought after by many of its customers to design and manufacture custom connectors for them. This environment has resulted in the development of many new products and technologies.

         The Company has developed a new technology for a high speed connector module for one of its customers. Because this technology has been so well received, it will be used in 5 (five) other programs the customer has under contracts.

                                 IEH CORPORATION

                                     PART I

Item 1.  Business (continued)

         New Product Development (continued)

         In addition to the many standard products we manufacture, it is in the area of custom connector design and manufacture that the Company faces its biggest challenge. To meet this challenge, we are able to draw upon our dedicated staff of engineers. We work with many designs and will continue to support our customers in all their requirements.

         Commitments

         The Company has a collective bargaining multi-employer pension plan ("Multi-Employer Plan") with the United Auto Workers of America, Local
         259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ( the "Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $62,771 for the year ended March 31, 2006 and $54,643 for the year ended March 25, 2005.

         On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits, which were and are currently due under the terms of such Plan.

         The PBGC further determined that pursuant to the provisions of the Employment Retirement Income Security Act of 1974, as amended ("ERISA") that the Salaried Pension Plan must be terminated in order to protect the interests of such Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Salaried Pension Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.

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

         Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004, May 1, 2004, May 1, 2005 and January 1, 2006.

                                 IEH CORPORATION

                                     PART I

Item 1.  Business (continued)

         Commitments (continued)

         The Company also granted the PBGC a lien on the Company's machinery and equipment.

         As a result of this agreement the amount due the PBGC was restated to $244,000. $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $63,000 is reported as follows: $43,000 as a current liability and $20,000 as a long-term liability in the accompanying financial statements.

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

         The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 91% and 92% of the Company's net sales for the years ended March 31, 2006 and March 25, 2005, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

         One customer of the Company accounted for 19% and 34% of the Company's net sales for the years ended March 31, 2006 and March 25, 2005, respectively.

                                 IEH CORPORATION

                                     PART I

Item 1.  Business (continued)

         Marketing and Sales (continued)

         The Company currently employs 14 independent sales representatives to market its products in all regions in the United States.

         Backlog of Orders/Capital Requirements

         These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors, which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 31, 2006.

         International sales accounted for less than 1% of sales for the years ended March 31, 2006 and March 25, 2005.

         The backlog of orders for the Company's products amounted to approximately $1,830,000 at March 31, 2006, as compared to $2,600,000 at March 25, 2005. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems, which would prevent it from fulfilling its orders.

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

                                 IEH CORPORATION

                                     PART I


Item 1.  Business (continued)

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

         The Company expended $21,000 and $31,000 for the years ended March 31, 2006 and March 25, 2005, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $21,000 in revenues for the year ended March 31, 2006 and $31,000 for the year ended March 25, 2005, respectively, pursuant to customer sponsored research activities.

         Employees

         The Company presently employs approximately 83 people, two (2) of whom are executive officers; four (4) are engaged in management activities; five (5) provide general and administrative services and approximately 72 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union"), which expires on March 31, 2006 and was renegotiated and extended until March 31, 2009. The Company believes that it has a good relationship with its employees and the Union.

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

                                     PART I

Item 1.  Business (continued)

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

Item 2.  Properties

         The Company exercised its option to renew its lease on its facility for 10 years. The original lease was effective through August 23, 2001.

         The Company is obligated under this renewal lease through August 23, 2011, at minimum annual rentals as follows:

         Fiscal year ending March:

         2007               $ 112,765
         2008                 112,765
         2009                 112,765
         2010                 112,765
         2011                  75,177
                            ---------

                            $ 526,237
                            =========

         The Company leases approximately 20,400 feet of space, of which it estimates; 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its plating and manufacturing operations.

         The rental expense for the year ended March 31, 2006 and March 25, 2005 was $136,325 and $169,765, respectively. Rental expense for the years ended March 31, 2006 and March 25, 2005 included a surcharge of $23,560 and $57,210 respectively. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs

Item 3.  Legal Proceedings

         The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.

                                 IEH CORPORATION

                                     PART II

Item 4.   Submission of Matters to Vote of Security Holders

         No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 31, 2006. We expect to have our annual meeting for 2006 sometime in the late second fiscal quarter or early third fiscal quarter.

Item 5.   Market for Common Equity and Related Stockholder Matters

         Principal Market

         The common stock of the Company (the "common stock") is traded in the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System Bulletin Board under the symbol "IEHCE.OB"). On January 11, 1993, the Company's common stock was deleted from listing on the NASDAQ SmallCap Market System because of the Company's failure to maintain the minimum asset and shareholders equity requirements. On January 12, 1993, the Company's common stock was first quoted over the Electronic Bulletin Board (OTCBB).

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

                               Year                      High Bid      Low Bid

         Fiscal Year ended March 31, 2006

         1st Quarter                                          .90          .34
         2nd Quarter                                         3.13          .58
         3rd Quarter                                         4.75         1.55
         4th Quarter                                         2.70         2.00

         Fiscal Year ended March 25, 2005  (1)

         1st Quarter                                          .50          .50
         2nd Quarter                                          .29          .29
         3rd Quarter                                          .39          .39
         4th Quarter                                          .51          .51


         (*) As reported by the OTCBB.

                                 IEH CORPORATION

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters (continued)

         The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

         On June 29, 2006, the high bid for the common stock was $2.24 and the low bid was $2.24 . Trading in our securities does not occur on a daily basis.

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

         Approximated Number of Equity Security Holders

         The number of record holders of the Company's common stock as of June 30, 2006 was approximately 602. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies.


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

                  The Company expended $21,000 and $31,000 for the years ended March 31, 2006 and March 25, 2005, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $21,000 in revenues for the year ended March 31, 2006 and $31,000 for the year ended March 25, 2005, respectively, pursuant to customer sponsored research activities.

                                 IEH CORPORATION

                                     PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Results of Operations

         The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                         Relationship to Total Revenues
                                                           March 31,   March 25,
                                                             2006        2005
                                                           --------    --------

         Operating Revenues (in thousands)                 $  7,588    $  5,321
                                                           --------    --------

         Operating Expenses:
           (as a percentage of Operating Revenues)

                     Costs of Products Sold                    64.0%       71.8%
                     Selling, General and Administrative       16.5%       19.3%
                     Interest Expense                           1.2%        2.0%
                     Depreciation and amortization              2.7%        3.3%
                                                           --------    --------

                            TOTAL COSTS AND EXPENSES           84.4%       96.4%
                                                           --------    --------

         Operating Income (loss)                               15.6%        3.6%

         Other Income                                            --          --
                                                           --------    --------

         Income (loss) before Income Taxes                     15.6%        3.6%

         Income Taxes                                            .6%         .5%
                                                           --------    --------

         Net Income (loss)                                     15.0%        3.1%
                                                           ========    ========

         Year End Results: March 31, 2006 vs. March 25, 2005

         Operating revenues for the year ended March 31, 2006 amounted to $7,588,253 reflecting an 42.6% increase versus the year ended March 25, 2005 revenues of $5,321,269. The increase in revenues is a direct result of an increase in commercial sales.

         The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 91% and 92% of the Company's net sales for the fiscal year ended March 31, 2006 and March 25, 2005, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often

                                 IEH CORPORATION

                                     PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Results of Operations (continued)

         Year End Results: March 31, 2006 vs. March 25, 2005

         purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

         For the fiscal year ended March 31, 2006, one of the Company's customers accounted for approximately 19% of total sales. The same customer accounted for approximately 34% of sales in the fiscal year ended March 25, 2005.

         The Company currently employs 14 independent sales representatives to market its products in all regions of the United States. These sales representatives accounted for approximately 94% of the Company's sales, with the balance of sales being generated by direct customer contact.

         For the fiscal year ended March 31, 2006, the Company's principal customers included manufacturers of commercial electronic products, defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 26% and 73% of the Company's net sales for the year ended March 31, 2006 and 22% and 77% for the year ended March 25, 2005 respectively. Approximately 1% of net sales were made to international customers.

         Cost of products sold amounted to $4,856,281 for the fiscal year ended March 31, 2006, or 64% of operating revenues. This reflected a $1,037,047 or 27.2% increase in the cost of products sold from $3,819,234 or 71.8% of operating revenues for the fiscal year ended March 25, 2005. This increase is due primarily to the increased cost of production associated with the sales increase.

         Selling, general and administrative expenses were $1,253,458 and $1,027,222 or 16.5% and 19.3% of operating revenues for the fiscal years ended March 31, 2006 and March 25, 2005, respectively. This category of expense increased by $226,236 or 22.0% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

         Interest expense was $90,616 for the fiscal year ended March 31, 2006 or 1.2% of operating revenues. For the fiscal year ended March 25, 2005, interest expense was $104,185 or 2.0% of operating revenues. The decrease of $13,569 or 13.0% reflects the liquidation of a significant amount of the Company's debt.

         Depreciation and amortization of $204,253 or 2.7% of operating revenues was reported for the fiscal year ended March 31, 2006. This reflects an increase of $26,749 from the prior year ended March 25, 2005 of $177,504 or 3.3% of operating revenues. The increase is due primarily to an increase in capital assets being purchased over the current fiscal year.

         The Company reported net income of $1,137,622 for the year ended March 31, 2006 representing basic earnings of $.49 per share as compared to net income of $166,484 or $.07 per share for the year ended March 25, 2005. The increase in net income for the current year can be attributed primarily to the reported increase in commercial sales.

                                 IEH CORPORATION

                                     PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Liquidity and Capital Resources

         The Company reported working capital of $1,083,444 as of March 31, 2006 compared to a working capital deficit of $1,283 as of March 25, 2005. The increase in working capital of $1,082,161 was attributable to the following items:

                   Net income                              $ 1,137,622
                   Depreciation and amortization               204,253
                   Capital expenditures                       (231,963)
                   Other transactions                          (27,751)

         As a result of the above, the current ratio (current assets to current liabilities) was 1.8 to 1.0 at March 31, 2006 as compared to 1.0 to 1.0 at March 25, 2005. Current liabilities at March 31, 2006 were $1,392,060 compared to $2,026,588 at March 25, 2005.

         The Company reported $231,963 in capital expenditures for the year ended March 31, 2006 and reported depreciation of $204,253 for the year ended March 31, 2006.

         The net income of $1,137,622 for the year ended March 31, 2006 resulted in an increase in stockholders' equity to $2,283,327 as compared to stockholders' equity of $1,145,705 at March 25, 2005.

         The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At March 31, 2006, the amount outstanding with the factor was $269,099 as compared to $643,472 at March 25, 2005. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

         During the year ended March 25, 2005, one of these officers loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements. Through the period ended March 31, 2006, the Company had repaid $108,744 of the total funds loaned to it.

         As of March 31, 2006, the amount owed to these officers was $79,000.

                                 IEH CORPORATION

                                     PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Liquidity and Capital Resources (continued)

         The Company has a collective bargaining Multi-Employer Plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of such Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the Multi-Employer Plan were $62,771 for the year ended March 31, 2006 and $54,643 for the year ended March 25, 2005.

         On June 30, 1995, the Company applied to the PBGC to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits, which were and are currently due under the terms of the Salaried Pension Plan.

         The PBGC further determined that pursuant to the provisions of ERISA that the Salaried Pension Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Salaried Pension Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.

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

         Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004, May 1, 2004, May 1, 2005 and January 1, 2006.

         The Company also granted the PBGC a lien on the Company's machinery and equipment.

         As a result of this agreement the amount due the PBGC was restated to $244,000. $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $63,000 is reported as follows: $43,000 as a current liability and $20,000 as a long-term liability on the accompanying financial statements.

                                 IEH CORPORATION

                                     PART II


Item 6. Management's Discussion And Analysis Of Financial Conditions And Results Of Operations (continued)

         Liquidity and Capital Resources (continued)

         On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management. No options have been granted under the 2002 Employees Stock Option Plan to date.

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

         In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 31, 2006, no options had been granted under such Plan.

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 31, 2006 the contribution was $75,500. For the year ended March 25, 2005 the contribution was $4,188.

         Effects of Inflation

         The Company does not view the effects of inflation to have a material effect upon its business. Increases in costs of raw materials and labor costs have been offset by increases in the price of the Company's products, as well as reductions in costs of production, reflecting management's efforts in this area. While the Company has in the past increased its prices to customers, it has maintained its relatively competitive price position. However, significant decreases in government and defense subcontractor spending, has provided excess production capacity in the industry, which in turn has tightened pricing margins.

         Off Balance Sheet Arrangements

         The Company does not have any off balance sheet arrangements within the meaning of Item 303 of Regulation S-B.

                                 IEH CORPORATION

                                     PART II
Item 7.   Financial Statements

         See Index to Financial Statements attached hereto appearing at pages 25 to 43.

Item 8.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures:

         Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Report on Form 10-KSB ("Evaluation Date"). Based on their evaluation, our Chief Executive Officer and Controller have concluded that as of the end of the period covered by this Form 10-KSB, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Report on Form 10-KSB has been made known to them. Our Chief Financial Officer and Controller is our principal accounting officer.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

         The executive officers and directors of the Company are as follows:

                   Name           Age                    Office

         Michael Offerman          65        Chairman of the Board of Directors
                                             and President

         Robert Knoth              64        Secretary and Treasurer

         Murray Sennet             83        Director

         Allen Gottlieb            65        Director

                                 IEH CORPORATION

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act (continued)

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

         Significant Employees

         Joan Prideaux joined the Company in April 1994, as Director of Sales and Marketing. Joan has been in the connector business over 30 years and brings this experience to IEH. Prior to joining us, she was employed by Automatic Connector as Director of Sales.

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

         David Offerman joined IEH in September 2004 as the National Sales Manager. Prior to joining IEH, David worked as an account executive and sales manager in the telecommunication industry.

         Robert Romeo serves as Vice President of Engineering for IEH; a post he has held since October 2005. Robert has corporate responsibility for engineering products and driving product enhancements to satisfy the demanding application requirements of IEH customers. In addition, Robert is tasked with engineering new product developments in the IEH connector offerings to broaden the market base of potential customers. These new connectors will introduce the traditional IEH quality and value to industries that specify exceptional reliability and performance in electrical and electronic equipment.

                                 IEH CORPORATION

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act (continued)

         Significant Employees (continued)

         Before joining IEH, Robert worked for more than twenty years in positions of increasing responsibility for major national manufacturers of electrical and electronic goods for residential, industrial, government and OEM markets.

         Paul Tzetzos joined IEH in November, 2005 as a Quality Assurance Director. Paul has over 20 years of experience in the field of Quality Assurance; with the last 15 years as Director/Manager. A degreed Engineer; with diversified knowledge in developing, implementing, maintaining, and improving Quality Systems, such as, ISO 9001:2000, EECS, MIL-Q-9858A, ETC. A certified Lead and Internal Auditor, Paul has a great deal of knowledge concerning military and industry specifications and standards.

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

         Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the fiscal year ended March 31, 2006.

Item 10. Executive Compensation

         The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 31, 2006, March 25, 2005, and March 26, 2004 for the Company's Chief Executive
         Officer:

                                                                                   Other Annual
Name and Principal Position                  Year           Salary       Bonus     Compensation
---------------------------------       --------------     ---------    -------    ------------
Michael Offerman, Chief Executive
Officer, President (1)                  March 31, 2006     $ 100,000     24,000          0
                                        March 25, 2005        96,235      1,424          0
                                        March 26, 2004        95,500         --          0

         (1) During the years ended March 31, 2006, March 25, 2005 and March 26, 2004, the Company provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile allowance.

         (2) There are no employment agreements between the Company and members of its senior management, including the Chief Executive Officer, Michael Offerman.

                                 IEH CORPORATION

                                    PART III

Item 10. Executive Compensation (continued)

         No other officer of the Company received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended March 31, 2006, March 25, 2005 or March 26, 2004.

         Pension/Benefit Incentive Plan
         In 1964, the Company's Shareholders and Board of Directors adopted the Salaried Pension Plan effective April 1, 1964, for salaried employees of the Company. The Salaried Pension Plan as revised on April 1, 1987, provides for retirement benefits for qualified employees upon or prior to retirement.

         For early retirement, employees are eligible to receive a portion of their retirement benefits, starting 10 years prior to the employees anticipated normal retirement age (age 65), if the employee has completed 15 years of service to the Company. The employee is eligible to receive reduced retirement benefits based on an actuarial table for a period not exceeding ten (10) years of his lifetime. In no event would benefits exceed $12,000 per year.

         For normal retirement at the age of sixty-five (65) the employee is entitled to receive full retirement benefits for a period not exceeding ten (10) years of his lifetime. If the employee should die prior to the ten-year period, his beneficiaries will continue to receive the full benefit for the remainder of the ten-year term. In no event will benefits exceed $12,000 per year.

         If payment is made on the "joint and survivor basis" as elected by the employee, benefits will be provided to both the employee and spouse on a reduced basis over the life of both the employee and his spouse. If the employee should die prior to the guaranteed ten-year period, the spouse will receive the employee benefit for the remainder of the term, after which, the spouse will received the reduced spousal benefit for the life of the spouse. In no event will the benefits pursuant to the joint and survivor basis exceed $12,000 per year.

         On June 30, 1995, the Company applied to the PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits, which were and are currently due under the terms of the Plan.

         The PBGC further determined that pursuant to the provisions of ERISA, that the Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.

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

                                 IEH CORPORATION

                                    PART III

Item 10. Executive Compensation (continued)

         Pension/Benefit Incentive Plan (continued)

         Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004, May 1, 2004, May 1, 2005 and January 1, 2006.

         The Company also granted the PBGC a lien on the Company's machinery and equipment.

         As a result of this agreement the amount due the PBGC was restated to $244,000. $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $63,000 is reported as follows: $43,000 as a current liability and $20,000 as a long-term liability on the accompanying financial statements.

         Cash Bonus Plan

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. For the year ended March 31, 2006 the contribution was $75,500. The contribution for the year ended March 25, 2005 was $4,188.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of July 14, 2006 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns Common Stock in the Company; and (iii) all Executive Officers and Directors as a group. As of July 14, 2006, there were 2,303,468 shares of Common Stock issued and outstanding.

                                 IEH CORPORATION

                                    PART III

Item 11. Security Ownership of Certain Benenficial Owners and Management (continued)

                                                     Amount of
                                                     and Nature of
                      Name and Address of            Beneficial
Title of Class        Beneficial Owner               Ownership        Percentage of Class
---------------       ----------------------         -------------    -------------------
Common Stock          Michael Offerman                   923,784              40%
$.01 Par Value        140 58th Street
                      Brooklyn, NY 11220(1)

                      Murray Sennet                       24,500             1.1%
                      1900 Manor Lane
                      Plano, TX 75093

                      Allen Gottlieb                           0               0
                      325 Coral Way
                      Ft. Lauderdale, FL 33301

                      Robert Pittman (2)                  20,000               *
                      45 Ocean Avenue
                      Monmouth Beach
                      NJ 07750

                      Robert Knoth                           400               *
                      140 58th Street
                      Brooklyn, NY  11220

All Officers & Directors as a Group
(5 in number)                                            968,684              42%

----------------------
         *  Less than 1%.

1. 43,600 shares of Common Stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.

2.       Mr. Pittman is now deceased and the shares are owned by his estate.

All shares set forth above are owned directly by the named individual unless otherwise stated.

Item 12.   Certain Relationships and Related Transactions

         Other than the employment terms for its executive officers as described elsewhere in this Form 10-KSB, and as described below, there have been no related transactions between the Company, officers, directors or shareholders holding in excess of 5% of its securities within the last three years.

                                 IEH CORPORATION

                                    PART III

Item 12. Certain Relationships and Related Transactions (continued)

         During the year ended March 26, 2004, two of the Company's officers, (Michael Offerman, the Chief Executive Officer and Robert Knoth, the Chief Financial Officer, Controller and the Principal Accounting Officer) loaned the Company a total of $52,000 on a non-interest bearing basis. The Company used these funds as a source of additional working capital.

         During the year ended March 25, 2005, Mr. Robert Knoth loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements. Through the period ended March 31, 2006, the Company had repaid $108,744 of the total funds loaned to it. As of March 31, 2006, the aggregate amount owed to these officers was $79,000 of the total funds loaned to it.

Item 13. Exhibits

         Exhibits filed with Form 10-KBS:

         31.1 Certification of Principal Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

         31.2 Certification of Principal Accounting Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

         32.1 Certification by Michael Offerman, President, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

         32.2 Certification by Robert Knoth, Chief Financial Officer, Controller and Principal Accounting Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Item 14. Principal Accountant Fees and Services

         The Board of Directors of IEH has selected Jerome Rosenberg, Certified Public Accountant, P.C. as the independent auditor of IEH for the fiscal year ending March 31, 2006. Shareholders are not asked to approve such selection because such approval is not required. The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. A member of the firm is expected to be present at the next meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

         Audit Fees. During the fiscal year ended March 31, 2006 and March 25, 2005, IEH paid an aggregate of $30,000 and $27,000, respectfully, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

         Audit Related Fees. During the fiscal years ended March 31, 2006 and March 25, 2005 no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

                                 IEH CORPORATION

                                    PART III

Item 14. Principal Accountant Fees and Services (Continued)

         Tax Fees. During the fiscal years ended March 31, 2006 and March 25, 2005, the Company paid to Jerome Rosenberg CPA P.C. the sums of $3,000 and $3,000 for tax compliance, tax advice and tax planning services.

         All Other Fees. During the fiscal year ended March 31, 2006, IEH did not pay any other fees for services to its auditor.

                  The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees paid to it for such services during the fiscal year ended March 31, 2006 has not compromised the independence of Jerome Rosenberg, CPA P.C.

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

                                 IEH Corporation

                                    Contents

                        March 31, 2006 and March 25, 2005




                                                                                            Page
                                                                                           Number
                                                                                           ------
Report of Independent Registered Public Accounting Firm                                     26

Financial Statements:

         Balance Sheets as of March 31, 2006 and March 25, 2005                             27

         Statement of Operations for the twelve months ended March 31, 2006
            and March 25, 2005                                                              29

         Statement of Stockholders' Equity as of March 31, 2006 and March 25, 2005          30

         Statement of Cash Flows for the years ended March 31, 2006 and March 25, 2005      31

Notes to Financial Statements                                                               32


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors
IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation as of March 31, 2006 and March 25, 2005 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended March 31, 2006 and March 25, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 31, 2006 and March 25, 2005 and the results of its operations and its cash flows for each of the two years ended March 31, 2006 and March 25, 2005 in conformity with U.S. generally accepted accounting principles.


                                                     /s/ Jerome Rosenberg
                                                  ---------------------------
                                                  Jerome Rosenberg, CPA, P.C.
                                                       Melville, New York
                                                         June 10, 2006

                                 IEH CORPORATION

                                 BALANCE SHEETS

                     As of March 31, 2006 and March 25, 2005


                                                                    March 31,    March 25,
                                                                      2006        2005
                                                                   ----------   ----------

                                     ASSETS

CURRENT ASSETS:
  Cash                                                             $    8,742   $   25,154
  Accounts receivable, less allowances for doubtful accounts
     of $11,562 at March 31, 2006 and March 25, 2005                  900,347      769,402
  Inventories (Note 2)                                              1,540,423    1,219,103
  Prepaid expenses and other current assets (Note 3)                   25,992       14,212
                                                                   ----------   ----------

          Total current assets                                      2,475,504    2,027,871
                                                                   ----------   ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $6,373,522 at March 31, 2006
   and $6,169,269 at March 25, 2005 (Note 4)                        1,200,143    1,172,433
                                                                   ----------   ----------
                                                                    1,200,143    1,172,433
                                                                   ----------   ----------

OTHER ASSETS:
  Other assets                                                         23,177       41,562
                                                                   ----------   ----------
                                                                       23,177       41,562
                                                                   ----------   ----------

        Total assets                                               $3,698,824   $3,241,866
                                                                   ==========   ==========

     The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                                 IEH CORPORATION

                                 BALANCE SHEETS

                     As of March 31, 2006 and March 25, 2005

                                                                             March 31,      March 25,
                                                                               2006            2005
                                                                            -----------    -----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts receivable financing (Note 5)                                  $   269,099    $   643,472
    Notes payable, equipment, current portion (Note 7)                            3,358          4,325
    Loans payable- officers (Note 8)                                             79,000        187,744
    Accrued corporate income taxes                                               33,697         28,287
    Accounts payable                                                            775,870        882,646
    Pension plan payable, current portion (Note 10)                              43,000         86,000
    Other current liabilities (Note 6)                                          188,036        194,114
                                                                            -----------    -----------

          Total current liabilities                                           1,392,060      2,026,588
                                                                            -----------    -----------

LONG-TERM LIABILITIES:
    Pension Plan payable, less current portion (Note 10)                         20,000         63,000
    Notes payable, equipment, less current portion (Note 7)                       3,437          6,573
                                                                            -----------    -----------
          Total long-term liabilities                                            23,437         69,573
                                                                            -----------    -----------

          Total liabilities                                                   1,415,497      2,096,161
                                                                            -----------    -----------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 31, 2006 and
      March 25, 2005                                                             23,035         23,035
    Capital in excess of par value                                            2,744,573      2,744,573
    Retained earnings (Deficit)                                                (484,281)    (1,621,903)
                                                                            -----------    -----------

          Total stockholders' equity                                          2,283,327      1,145,705
                                                                            -----------    -----------

          Total liabilities and stockholders' equity                        $ 3,698,824    $ 3,241,866
                                                                            ===========    ===========

    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS

              For the Years Ended March 31, 2006 and March 25, 2005

                                                             Years Ended
                                                      -------------------------
                                                       March 31,     March 25,
                                                          2006         2005
                                                      -----------   -----------

REVENUE, net sales (Note 15)                          $ 7,588,253   $ 5,321,269
                                                      -----------   -----------

COSTS AND EXPENSES:
  Cost of products sold                                 4,856,281     3,819,234
  Selling, general and administrative                   1,253,458     1,027,222
  Interest expense                                         90,616       104,185
  Depreciation and amortization                           204,253       177,504
                                                      -----------   -----------
                                                        6,404,608     5,128,145
                                                      -----------   -----------


OPERATING INCOME                                        1,183,645       193,124

OTHER INCOME                                                1,171           248
                                                      -----------   -----------

INCOME BEFORE INCOME TAXES                              1,184,816       193,372

PROVISION FOR INCOME TAXES                                (47,194)      (26,888)
                                                      -----------   -----------

NET INCOME                                            $ 1,137,622   $   166,484
                                                      ===========   ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)  $       .49   $       .07
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (IN THOUSANDS)                                2,303         2,303
                                                      ===========   ===========




    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                                 IEH CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

              For the Years Ended March 31, 2006 and March 25, 2005



                                                        Capital in    Retained
                                                        Excess of     Earnings
                                 Common Stock           Par Value     (Deficit)       Total
                           -------------------------   -----------   -----------    -----------
                              Shares        Amount
                           -----------   -----------
Balances, March 26, 2004     2,303,468   $    23,035   $ 2,744,573   $(1,788,387)   $   979,221

Net income: year ended
  March 25, 2005                                                         166,484        166,484
                           -----------   -----------   -----------   -----------    -----------

Balances, March 25, 2005     2,303,468        23,035     2,744,573    (1,621,903)     1,145,705

Net income: year ended
  March 31, 2006                                                       1,137,622      1,137,622
                           -----------   -----------   -----------   -----------    -----------

Balances, March 31, 2006     2,303,468   $    23,035   $ 2,744,573   $  (484,281)   $ 2,283,327






    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

              For the Years Ended March 31, 2006 and March 25, 2005


                                                                             Years Ended
                                                                     --------------------------
                                                                       March 31,     March 25,
                                                                         2006           2005
                                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 1,137,622    $   166,484
                                                                     -----------    -----------

  Adjustments to reconcile net income to net cash used in operating activities

  Depreciation and amortization                                          204,253        177,504

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                            (130,945)      (182,911)
  (Increase) decrease inventories                                       (321,320)      (204,505)
  (Increase) decrease in prepaid expenses and other current assets       (11,780)         2,404
  (Increase) decrease in other assets                                     18,385           (206)

  (Decrease) increase in accounts payable                               (106,776)       144,541
  (Decrease) increase in other current liabilities                        (6,078)        86,775
    Increase in accrued corporate income taxes                             5,410         13,787
  (Decrease) in due to union health & welfare                                 --        (32,200)
  (Decrease) in pension plan payable                                     (86,000)       (56,000)
                                                                     -----------    -----------

               Total adjustments                                        (434,851)       (50,811)
                                                                     -----------    -----------

NET CASH PROVIDED BY (USED) FOR OPERATING ACTIVITIES                     702,771        115,673
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                         (231,963)      (219,911)
                                                                     -----------    -----------

          NET CASH USED IN INVESTING ACTIVITIES                      $  (231,963)   $  (219,911)
                                                                     -----------    -----------


    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

              For the Years Ended March 31, 2006 and March 25, 2005

                                                      March 31,     March 25,
                                                        2006         2005
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, equipment        $  (4,103)   $  (9,208)
Proceeds from accounts receivable financing            (374,373)      (1,624)
Proceeds (repayment) of loans payable - officers       (108,744)     135,744
                                                      ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (487,220)     124,912
                                                      ---------    ---------

INCREASE (DECREASE) IN CASH                             (16,412)      20,674

CASH, beginning of period                                25,154        4,480
                                                      ---------    ---------

CASH, end of period                                   $   8,742    $  25,154
                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
  Cash paid during the year for:

     Interest                                         $  84,309    $  95,347
                                                      =========    =========

     Income Taxes                                     $   6,796    $   7,612
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

                  Accounting Period:

                  The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The year ended March 31, 2006, was compromised of 53 weeks. The year ended March 25, 2005 was comprised of 52 weeks.

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

                  Concentration of Credit Risk:

                  The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either March 31, 2006 or March 25, 2005.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

                  Net Income Per Share:

                  The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 31, 2006 and March 25, 2005, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

                  Impairment of Long-Lived Assets:

                  SFAS No. 144, "Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 31, 2006 and March 25, 2005.

                  Reporting Comprehensive Income:

                  The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 31, 2006 and March 25, 2005.

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

                  The Company expended $21,000 and $31,000 for the years ended March 31, 2006 and March 25, 2005, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $21,000 in revenues for the year ended March 31, 2006 and $31,000 for the year ended March 25, 2005, respectively, pursuant to customer sponsored research activities.

                  Effect of New Accounting Pronouncements:

                  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retroactive application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No.
                  154. The adoption of this pronouncement is not expected to have a material impact on the Company's future financial statements.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

                 Inventories are comprised of the following:

                                      March 31,    March 25,
                                        2006         2005
                                     ----------   ----------

                  Raw materials      $  907,849   $  824,926
                  Work in progress      130,480      210,292
                  Finished goods        502,094      183,885
                                     ----------   ----------

                                     $1,540,423   $1,219,103
                                     ==========   ==========

Note 3 -          PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                           March 31,  March 25,
                                             2006       2005
                                            -------   -------

                  Prepaid insurance         $13,955   $14,062
                  Prepaid corporate taxes    11,905        --
                  Other current assets          132       150
                                            -------   -------
                                            $25,992   $14,212
                                            =======   =======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 4 -          PROPERTY, PLANT AND EQUIPMENT:

                  Property, plant and equipment are as follows:

                                                        March 31     March 25,
                                                          2006         2005
                                                       ----------   ----------

                  Computers                            $  205,799   $  198,257
                  Leasehold improvements                  585,831      585,831
                  Machinery and equipment               4,705,561    4,549,183
                  Tools and dies                        1,912,989    1,846,073
                  Furniture and fixture                   155,935      154,808
                  Website development cost                  7,550        7,550
                                                       ----------   ----------

                                                        7,573,665    7,341,702
                  Less: accumulated depreciation and
                  amortization                          6,373,522    6,169,269
                                                       ----------   ----------

                                                       $1,200,143   $1,172,433
                                                       ==========   ==========

Note 5 -          ACCOUNTS RECEIVABLE FINANCING:

                  The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 7.75% at March 31, 2006, with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of March 31, 2006 was $269,099. The balance due as of March 25, 2005 was $643,472.


Note 6 -          OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                                  March 31,  March 25,
                                                    2006       2005
                                                  --------   --------

                  Payroll and vacation accruals   $169,919   $105,812
                  Sales commissions                 15,367     14,882
                  Other                              2,750     73,420
                                                  --------   --------
                                                  $188,036   $194,114
                                                  ========   ========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 7 -          NOTES PAYABLE EQUIPMENT:

                  The Company financed the acquisition of new equipment with notes payable. The notes are payable over a sixty month period. The balance remaining at March 31, 2006 amounted to $6,795. The interest rate on the remaining lease is 22%.

                  Aggregate future principal payments are as follows:

                      Fiscal Year Ending March:
                  2007                                  $  3,358
                  2008                                     3,437
                                                        --------
                                                        $  6,795
                                                        ========

Note 8 -          RELATED PARTIES TRANSACTIONS

                  During the year ended March 26, 2004, two of the Company's officers loaned the Company a total of $52,000 on a non-interest bearing basis. The Company used these funds as a source of additional working capital.

                  During the year ended March 25, 2005, one of these officers loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements. Through the period ended March 31, 2006, the Company had repaid $108,744 of the total funds loaned to it.

                  As of March 31, 2006, the amount owed to these officers was $79,000.


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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 9 -          INCOME TAXES (continued):

                  The components of the deferred tax assets and liabilities are as follows:

                                                                        March 31,      March 25,
                                                                          2006           2005
                                                                       -----------    -----------
                  Deferred tax assets:

                  Net operating loss carryforwards                     $ 1,765,056    $ 1,933,105
                                                                       -----------    -----------

                  Gross deferred assets tax assets                       1,765,056      1,933,105

                  Deferred tax liabilities:

                  State income taxes                                       (51,600)       (79,111)
                                                                       -----------    -----------

                  Net deferred tax assets before valuation allowance     1,713,456      1,853,994

                  Valuation allowance                                   (1,713,456)    (1,853,994)
                                                                       -----------    -----------

                  Net deferred tax assets                              $         0    $         0
                                                                       ===========    ===========

                  At March 31, 2000, the Company established a 100% valuation allowance for the net deferred tax assets, as management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance amounted to $140,538 for the year ended March 31, 2006.

                  As of March 31, 2006, the Company has available Federal net operating loss carryforwards (NOL's) totaling approximately $1,765,056 which expire at various times through March 31, 2012, for State and Local purposes, the company has available NOL's approximating $1,997,834, which expire at various times through March 31, 2012.

                  Utilization of the NOL's may be limited pursuant to Internal Revenue Code Section 382 should significant changes to the existing ownership of the Company occur.

                  A reconciliation of income taxes computed at the Federal statutory rate as compared to income tax expense at the effective income tax is as follows:

                                                                  March 31,    March 25,
                                                                    2006          2005
                                                                  ---------    ---------
                  Federal statutory income tax (benefit) rate       (34.0)%     (34.0)%

                  State tax benefit, net of Federal liability       (12.2)%     (12.2)%

                  Net change in valuation allowance                   46.2%       46.2%

                  Effective income tax (benefit) rate                ( - )%      ( - )%

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

                     September 1, 2003 to August 1, 2004 $2,000 per month September 1, 2004 to August 1, 2006 $3,000 per month September 1, 2006 to August 1, 2007 $4,000 per month


                  Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004, May 1, 2004, May 1, 2005 and January 1, 2006.

                  The Company will also grant the PBGC a lien on the Company's machinery and equipment.

                  As a result of this agreement the amount due the PBGC was restated to $244,000. $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $63,000 is reported as follows:
                  $43,000 as a current liability and $20,000 as a long-term liability on the accompanying financial statements.

Note 11 -         CHANGES IN STOCKHOLDERS' EQUITY:

                  The accumulated deficit decreased by $1,137,622, which represents the net income for the fiscal year ended March 31, 2006.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 12-          2002 EMPLOYEE STOCK OPTION PLAN:

                  On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan ("2002 Plan") to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management.

                  Options granted to employees under this plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not so qualify.

                  Under this 2002 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant.

                  Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock.

                  The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 31, 2006, no options had been granted under the 2002 Plan.

Note 13 -         CASH BONUS PLAN:

                  In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 31, 2006, the contribution was $75,500. For the year ended March 25, 2005 the contribution was $4,188.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 14 -         COMMITMENTS:

                  The Company exercised its option to renew its lease on its facility for 10 years. The original lease was in effect through August 23, 2001.

                  The Company is obligated under this lease renewal through August 23, 2011, at minimum annual rentals as follows:

                  Fiscal year ending March:

                  2007                       $ 112,765
                  2008                         112,765
                  2009                         112,765
                  2010                         112,765
                  2011                          75,177
                                             ---------
                                             $ 526,237
                                             =========

                  The rental expense for the years ended March 31, 2006 and March 25, 2005 was $136,325and $169,975, respectively.

                  Rental expense for the year ended March 31, 2006 includes a surcharge of $23,560.

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

                  The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $62,771 for the year ended March 31, 2006 and $54,643 for the year ended March 25, 2005.

Note 15 -         REVENUES FROM MAJOR CUSTOMERS:

                  In the fiscal years ended March 31, 2006 and March 25, 2005, approximately 19% and 34% of the Company's total revenues were earned from one customer. Total sales to this customer were approximately $1,469,000 and $1,783,000, respectively. No other customer accounted for over 10% of the Company's sales. Accounts receivable as of March 31, 2006, included receivables from three customers, which amounted to 43% of the total accounts receivable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IEH CORPORATION

                             By:    /s/ Michael Offerman
                                   -----------------------
                                   Michael Offerman
                                   President

Dated:   July 17, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Michael Offerman                                   July 17, 2006
--------------------------------------------
Michael Offerman, Chairman of the
 Board and President

/s/  Robert Knoth                                         July 17, 2006
--------------------------------------------
Robert Knoth, Secretary and
 Treasurer; Chief Financial Officer,
 Controller and Principal Accounting Officer

/s/   Murray Sennet                                       July 17, 2006
--------------------------------------------
Murray Sennet, Director


/s/ Alan Gottlieb                                         July 17, 2006
--------------------------------------------
Alan Gottlieb, Director