Form 10QSB
period 2006-06-30
IEH CORPORATION
filed 2006-08-11
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 0-5278

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

                  Yes      X                               No

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 30, 2006.


                                 IEH CORPORATION

                                    CONTENTS


                                                                              Page
                                                                             Number
                                                                             ------

Part I - FINANCIAL INFORMATION


ITEM 1- FINANICAL STATEMENTS

         Balance Sheets as of June 30, 2006 (Unaudited) and March 31, 2006     4

         Statement of Operations (Unaudited) for the three months ended
              June 30, 2006 and March 31, 2006.                                6

         Statement of Cash Flows (Unaudited) for the three months ended
              June 30, 2006 and March 31, 2006.                                7

         Notes to Financial Statements (Unaudited)                             9


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   19


ITEM 3 - CONTROLS AND PROCEDURES                                              24


PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings                                                    25


ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds          25


ITEM 3 - Defaults Upon Senior Securities                                      25


ITEM 4 - Submission of Matters to a Vote of Security Holders                  25


ITEM 5 - Other Information                                                    25


ITEM 6 - Exhibits and Reports on Form 8-K                                     25




SIGNATURES                                                                       26


EXHIBITS


Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes Oxley Act   27


Exhibit 31.2   Certification Pursuant to Section 302 of the Sarbanes Oxley Act   28


Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes Oxley Act   29


Exhibit 32.2   Certification Pursuant to Section 906 of the Sarbanes Oxley Act   30



                                      IEH CORPORATION

                                      BALANCE SHEETS

                          As of June 30, 2006 and March 31, 2006


                                                                   June 30,     March 31,
                                                                     2006         2006
                                                                  ----------   ----------
                                                                 (Unaudited)

                                          ASSETS

CURRENT ASSETS:
  Cash                                                            $    8,966   $    8,742
  Accounts receivable, less allowances for doubtful accounts of
    $11,562 at June 30, 2006 and March 31, 2006                      997,879      900,347
  Inventories (Note 3)                                             1,410,800    1,540,423
  Prepaid expenses and other current assets (Note 4)                  20,385       25,992
                                                                  ----------   ----------

          Total current assets                                     2,438,030    2,475,504
                                                                  ----------   ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of
   $6,423,226 at June 30, 2006 and
   $6,373,522 at March 31, 2006 (Note 5)                           1,186,395    1,200,143
                                                                  ----------   ----------
                                                                   1,186,395    1,200,143
                                                                  ----------   ----------

OTHER ASSETS:
  Other assets                                                        23,177       23,177
                                                                  ----------   ----------
                                                                      23,177       23,177
                                                                  ----------   ----------

        Total assets                                              $3,647,602   $3,698,824
                                                                  ==========   ==========


  The accompanying notes and should be read in conjunction with the financial statements



                                        IEH CORPORATION

                                        BALANCE SHEETS

                            As of June 30, 2006 and March 31, 2006


                                                                     June 30,       March 31,
                                                                       2006           2006
                                                                    -----------    -----------
                                                                    (Unaudited)

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts receivable financing (Note 6)                           $   279,073    $   269,099
   Notes payable, equipment, current portion (Note 8)                     3,136          3,358
   Loans payable- officers (Note 9)                                      40,500         79,000
   Accrued corporate income taxes                                        37,990         33,697
   Accounts payable                                                     649,539        775,870
   Pension plan payable, current portion (Note 10)                       46,000         43,000
   Other current liabilities (Note 7)                                   201,337        188,036
                                                                    -----------    -----------

          Total current liabilities                                   1,257,575      1,392,060
                                                                    -----------    -----------

LONG-TERM LIABILITIES:
   Pension Plan payable, less current portion (Note 10)                   8,000         20,000
   Notes payable, equipment, less current portion (Note 8)                2,875          3,437
                                                                    -----------    -----------
          Total long-term liabilities                                    10,875         23,437
                                                                    -----------    -----------

          Total liabilities                                           1,268,450      1,415,497
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
     2,303,468 shares issued and outstanding at June 30, 2006 and
     March 31, 2006                                                      23,035         23,035
   Capital in excess of par value                                     2,744,573      2,744,573
   Retained earnings (Deficit) (Note 11)                               (388,456)      (484,281)
                                                                    -----------    -----------
          Total stockholders' equity                                  2,379,152      2,283,327
                                                                    -----------    -----------

          Total liabilities and stockholders' equity                $ 3,647,602    $ 3,698,824
                                                                    ===========    ===========


      The accompanying notes should be read in conjunction with the financial statements


                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                    ----------------------------
                                                     June 30,         June 24,
                                                       2006             2005
                                                    -----------     -----------

REVENUE, net sales                                  $ 1,596,159     $ 1,729,169
                                                    -----------     -----------

COSTS AND EXPENSES

Cost of products sold                                 1,152,818       1,150,759
Selling, general and administrative                     271,098         252,461
Interest expense                                         16,792          27,417
Depreciation and amortization                            49,705          45,060
                                                    -----------     -----------
                                                      1,490,413       1,475,697
                                                    -----------     -----------


OPERATING INCOME (LOSS)                                 105,746         253,472

OTHER INCOME                                                578              58
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                       106,324         253,530
                                                    -----------     -----------

PROVISION FOR INCOME TAXES                              (10,500)        (24,678)
                                                    -----------     -----------

NET INCOME (LOSS)                                   $    95,824     $   228,852
                                                    ===========     ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE         $       .04     $       .10
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (in thousands)                             2,303           2,303
                                                    ===========     ===========

            The accompanying notes should be read in conjunction with
                            the financial statements


                                        IEH CORPORATION

                                    STATEMENT OF CASH FLOWS
                                  Increase (Decrease) in Cash
                                          (Unaudited)


                                                                      Three Months Ended
                                                                    ----------------------
                                                                     June 30,     June 24,
                                                                       2006         2005
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  95,824    $ 228,852
                                                                    ---------    ---------

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                          49,705       45,060

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                            (97,532)    (148,783)
(Increase) decrease inventories                                       129,623         (297)
(Increase) decrease in prepaid expenses and other current assets        5,607      (21,723)
(Increase) decrease in other assets                                        --        1,468

Increase (decrease) in accounts payable                              (126,331)     (77,648)
Increase (decrease) in other current liabilities                       13,301      (15,283)
Increase (decrease) in accrued corporate income taxes                   4,293       20,681
Increase (decrease) in due to pension plan payable                     (9,000)     (34,000)
                                                                    ---------    ---------

          Total adjustments                                           (30,334)    (230,525)
                                                                    ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       65,490       (1,673)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                           (35,956)     (51,948)
                                                                    ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                               $ (35,956)   $ (51,948)
                                                                    =========    =========


      The accompanying notes should be read in conjunction with the financial statements


                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                            Three Months Ended
                                                           --------------------
                                                           June 30,    June 24,
                                                             2006        2005
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                     $   (784)   $ (1,752)
   Proceeds from accounts receivable financing                9,974      56,450
   Proceeds (repayment) of loans payable - officers         (38,500)    (16,244)
                                                           --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (29,310)     38,454
                                                           --------    --------

INCREASE (DECREASE) IN CASH                                     224     (15,167)

CASH, beginning of period                                     8,742      25,154
                                                           --------    --------

CASH, end of period                                        $  8,966    $  9,987
                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the three months for:

     Interest                                              $ 11,303    $ 19,582
                                                           ========    ========

     Income Taxes                                          $  6,207    $  3,997
                                                           ========    ========

  The accompanying should be read in conjunction with the financial statements

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-  INTERIM RESULTS AND BASIS OF PRESENTATION:

         The accompanying unaudited financial statements as of June 30, 2006 and June 24, 2005 and for the three months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2006 and June 24, 2005 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of IEH Corporation as of March 31, 2006 and notes thereto included in the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission.


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

         Concentration of Credit Risk:

         The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in aggregate. There were no uninsured balances at either June 30, 2006 or March 31, 2006.

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

         Net Income Per Share:

         The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
         (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 30, 2006 and June 24, 2005, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

         Impairment of Long-Lived Assets:

         SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the three months ended June 30, 2006 and June 24, 2005.

         Reporting Comprehensive Income:

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the three months ended June 30, 2006 and June 24, 2005.

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

         The Company did not expend any funds on customer sponsored research and development during the three months ended June 30, 2006 and June 24, 2005. In addition the Company did not receive any revenues related to customer sponsored research and development activities during the three months ended June 30, 2006 and June 24, 2005.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

         Effect of New Accounting Pronouncements:

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SGAS No. 154 requires retroactive application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this pronouncement is not expected to have a material impact on the Company's future financial statements.

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

         Inventories are comprised of the following:

                                             June 30,         March 31,
                                               2006              2006
                                            ----------       ----------

         Raw materials                      $  831,525       $  907,849
         Work in progress                      119,495          130,480
         Finished goods                        459,780          502,094
                                            ----------       ----------

                                            $1,410,800       $1,540,423
                                            ==========       ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                                 June 30,      March 31,
                                                   2006          2006
                                                  -------       -------

         Prepaid insurance                        $ 8,410       $13,955
         Prepaid corporate taxes                   11,905        11,905
         Other current assets                          70           132
                                                  -------       -------
                                                  $20,385       $25,992
                                                  =======       =======

Note 5 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are as follows:

                                                 June 30,     March 31,
                                                   2006          2006
                                                ----------   ----------

         Computers                              $  205,799   $  205,799
         Leasehold improvements                    585,831      585,831
         Machinery and equipment                 4,732,650    4,705,561
         Tools and dies                          1,921,856    1,912,989
         Furniture and fixture                     155,935      155,935
         Website development cost                    7,550        7,550
                                                ----------   ----------

                                                 7,609,621    7,573,665
         Less: accumulated depreciation and
         amortization                            6,423,226    6,373,522
                                                ----------   ----------

                                                $1,186,395   $1,200,143
                                                ==========   ==========

Note 6 - ACCOUNTS RECEIVABLE FINANCING:

         The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 8.25% at June 30, 2006, with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of June 30, 2006 was $279,073. The balance due as of March 31, 2006 was $269,099.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                                  June 30,    March 31,
                                                    2006         2006
                                                  --------     --------

         Payroll and vacation accruals            $189,418     $169,919
         Sales commissions                           8,509       15,367
         Other                                       3,410        2,750
                                                  --------     --------
                                                  $201,337     $188,036
                                                  ========     ========

Note 8 -  NOTES PAYABLE EQUIPMENT:

         The Company financed the acquisition of new equipment by issuing notes payable. The notes are payable over a sixty month period. The balance remaining at June 30, 2006 amounted to $6,011. The interest rates on the remaining lease is 22%.

         Aggregate future principal payments are as follows:

             Fiscal Year Ending March:
         2007                                   $ 2,352
         2008                                     3,659
                                                -------
                                                $ 6,011
                                                =======


Note 9 - RELATED PARTIES TRANSACTIONS:

         During the year ended March 26, 2004, two of the Company's officers loaned the Company a total of $52,000 on a non-interest bearing basis. The Company used these funds as a source of additional working capital.

         During the year ended March 25, 2005, one of these officers loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements. Through the period ended June 30, 2006, the Company had repaid $147,244 of the total funds loaned to it.

         As of June 30, 2006, the amount owed to these officers was $40,500.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 10 - PENSION PLAN-SALARIED PERSONNEL (continued):

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

         As a result of this agreement the amount due the PBGC was restated to $244,000. $9,000 was paid during the three months ended June 30, 2006. $86,000 was paid during the year ended March 31, 2006. $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The balance of $54,000 is reported as follows: $46,000 as a current liability and $8,000 as a long-term liability.


Note 11 - CHANGES IN STOCKHOLDERS' EQUITY:

         The accumulated deficit decreased by $95,824, which represents the net income for the three months ended June 30, 2006.


Note 12 - 2002 EMPLOYEE STOCK OPTION PLAN:

         On September 21, 2001, the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management.

         Options granted to employees under this plan may be designated as options which qualify for incentive stock option treatment under
         Section 422A of the Internal Revenue Code, or options which do not so qualify.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 12 - 2002 EMPLOYEE STOCK OPTION PLAN (continued):

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

         The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 30, 2006 no options had been granted under the plan.

Note 13 - CASH BONUS PLAN:

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There was no contribution for the three months ended June 30, 2006. For the year ended March 31, 2006 the contribution was $75,500. The contribution for the year ended March 25, 2005 was $4,188.


Note 14 - COMMITMENTS:

         The Company leases it facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

         Fiscal year ending March:

         2007                                   $  84,574
         2008                                     112,765
         2009                                     112,765
         2010                                     112,765
         2011                                      75,177
                                                ---------
                                                $ 498,046
                                                =========

         The rental expense for the three months ended June 30, 2006 and June 24, 2005 was $34,648 and $31,966, respectively.

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

         The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $16,154 for the three months ended June 30, 2006 and $15,990 for the three months ended June 24, 2005.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

     Relationship to Total Revenues
                                                     June 30,     June 24,
                                                       2006         2005
                                                     --------     --------

   Operating Revenues (in thousands)                 $  1,596     $  1,729
                                                     --------     --------

   Operating Expenses:
     (as a percentage of Operating Revenues)

             Costs of Products Sold                      72.2%        66.6%
               Selling, General and Administrative       17.0%        14.6%
               Interest Expense                           1.0%         1.6%
               Depreciation and amortization              3.1%         2.6%
                                                     --------     --------

                      TOTAL COSTS AND EXPENSES           93.3%        85.4%
                                                     --------     --------

   Operating Income (loss)                                6.7%        14.6%

   Other Income                                            --           --
                                                     --------     --------

   Income (loss) before Income Taxes                      6.7%        14.6%

   Income Taxes                                           (.7%)       (1.4%)
                                                     --------     --------

   Net Income (loss)                                      6.0%        13.2%
                                                     ========     ========

Comparative Analysis-Three Months Ended June 30, 2006 and June 24, 2005

Operating revenues for the three months ended June 30, 2006 amounted to $1,596,159 reflecting a 7.7% decrease versus the three months ended June 24, 2005 revenues of $1,729,169. The decrease in revenues is due to the conclusion of several commercial programs during the current quarter.

Cost of products sold amounted to $1,152,818 for the three months ended June 30, 2006, or 72.2% of operating revenues. This reflected a $2,059 or .2% increase in the cost of products sold from $1,150,759 or 66.6% of operating revenues for the three months ended June 24, 2005. The cost of product sold, for the three months ended June 30, 2006, did not change significantly as compared to the cost of products sold for the three months ended June 24, 2005.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended June 30, 2006 and June 24, 2005 (continued)

Selling, general and administrative expenses were $271,098 and $252,461 or 17.0% and 14.6% of operating revenues for the three months ended June 30, 2006 and June 24, 2005, respectively. This category of expense increased by $18,637 or 7.4% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

Interest expense was $16,792 for the three months ended June 30, 2006 or 1.0% of operating revenues. For the fiscal three months ended June 24, 2005, interest expense was $27,417 or 1.6% of operating revenues. The decrease of $10,625 or 38.8% reflects a pay down of factor balances during the quarter ended June 30, 2006 over the comparable three months ended June 24, 2005.

Depreciation and amortization of $49,705 or 3.1% of operating revenues was reported for the three months ended June 30, 2006. This reflects an increase of $4,645 from the prior three months ended June 24, 2005 of $45,060 or 2.6% of operating revenues. The increase is due primarily to new equipment being purchased.

The Company reported net income of $95,824 for the three months ended June 30, 2006 representing basic earnings of $.04 per share as compared to net income of $228,852 or $.10 per share for the three months ended June 24, 2005. The decrease in net income for the current three month period can be attributed primarily to the conclusion of several commercial programs during the current quarter.

Liquidity and Capital Resources

The Company reported working capital of $1,180,455 as of June 30, 2006 compared to a working capital of $1,083,444 as of March 31, 2006. The increase in working capital of $97,011 was attributable to the following items:

        Net income                                    $ 95,824
        Depreciation and amortization                   49,705
        Capital expenditures                           (35,956)
        Other transactions                             (12,562)

As a result of the above, the current ratio (current assets to current liabilities) was 1.94 to 1 at June 30, 2006 as compared to 1.8 to 1 at March 31, 2006. Current liabilities at June 30, 2006 were $1,275,575 compared to $1,392,060 at March 31, 2006.

The Company reported $35,956 in capital expenditures for the three months ended June 30, 2006 and reported depreciation of $49,705 for the same three-month period.

The net income of $95,824 for the three months ended June 30, 2006 resulted in an increase in stockholders' equity to $2,379,152 as compared to stockholders' equity of $2,283,327 at March 31, 2006.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At June 30, 2006 the amount outstanding with the factor was $279,073 as compared to $269,099 at March 31, 2006. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

Through the period ended June 30, 2006, the Company had repaid $147,244 of the total funds loaned to it. The balance due to these officers at June 30, 2006 was $40,500.

The Company has a collective bargaining multi-employer pension plan ("Multi-Employer Plan") with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the "Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under Multi-Employer Plan were $16,154 for the three months ended June 30, 2006 and $15,990 for the three months ended June 24, 2005.

On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits, which were and are currently due under the terms of such Plan.

The PBGC further determined that pursuant to the provisions of the Employment Retirement Income Security Act of 1974, as amended ("ERISA") that the Salaried Pension Plan must be terminated in order to protect the interests of such Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Salaried Pension Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Salaried Pension Plan's termination date.

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

                                 IEH CORPORATION


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Liquidity And Capital Resources (continued)

Additionally, the Company has made balloon payments of $25,000 each on January 1, 2004, May 1, 2004 , May 1, 2005 and January 1, 2006.

The Company granted the PBGC a lien on the Company's machinery and equipment.

As a result of this agreement the amount due the PBGC was restated to $244,000. $9,000 was paid during the three months ended June 30, 2006. $86,000 was paid during the year ended March 31, 2006. $56,000 was paid during the year ended March 25, 2005 and 39,000 was paid during the year ended March 26, 2004. The balance of $54,000 is reported as follows: $46,000 as a current liability and $8,000 as a long-term liability.

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

In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 30, 2006 no options had been granted under the plan.

In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Cash Bonus Plan for the fiscal three months ended June 30, 2006. For the year ended March 30, 2006 the contribution was $75,500. For the year ended March 25, 2005 the contribution was $4,188.

ITEM 3.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act."), the Company's Chief Executive Officer and Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-QSB, the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the Exchange Act is, recorded, processed, and reported within the time periods specified within the Securities and Exchange Commission's rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings which may have a material effect upon the Company, its financial condition or operations.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS;
               PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.        OTHER MATTERS.

None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 31.2   Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes Oxley Act

Exhibit 32.2   Certification Pursuant to Section 906 of the Sarbanes Oxley Act

(b) Reports on Form 8-K during Quarter

None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IEH CORPORATION
                                    (Registrant)


August 10, 2006                     /s/ Michael Offerman
---------------                     --------------------
                                    Michael Offerman
                                    President


August 10, 2006                     /s/ Robert Knoth
---------------                     --------------------
                                    Robert Knoth
                                    Chief Financial Officer/Controller/
                                    Principal Accounting Officer