Form 10QSB
period 2006-12-29
IEH CORPORATION
filed 2007-02-05
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

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

                    Yes [X]                        No [_]

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 29, 2006.

                                 IEH CORPORATION

                                    CONTENTS


                                                                                        Page
                                                                                       Number
                                                                                       ------

PART I - FINANCIAL INFORMATION


ITEM 1- FINANICAL STATEMENTS

         Balance Sheets as of December 29, 2006 (Unaudited) and March 31, 2006              4

         Statement of Operations (Unaudited) for the nine and three months ended
              December 29, 2006 and December 23, 2005                                       6

         Statement of Cash Flows (Unaudited) for the nine months ended December
              29, 2006 and December 23, 2005                                                7

         Notes to Financial Statements (Unaudited)
8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                18

ITEM 3 - CONTROLS AND PROCEDURES                                                           25

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                                 25

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds                       25

ITEM 3 - Defaults upon Senior Securities                                                   25

ITEM 4 - Submission of Matters to a Vote of Security Holders                               25

ITEM 5 - Other Information                                                                 25

ITEM 6 - Exhibits and Reports on Form 8-K                                                  25




                                 IEH CORPORATION

                              CONTENTS (continued)




SIGNATURES                                                                                 26


EXHIBITS


Exhibit 31.1      Certification Pursuant to Section 302 of the Sarbanes Oxley Act          27


Exhibit 31.2      Certification Pursuant to Section 302 of the Sarbanes Oxley Act          28


Exhibit 32.1      Certification Pursuant to Section 906 of the Sarbanes Oxley Act          29


Exhibit 32.2      Certification Pursuant to Section 906 of the Sarbanes Oxley Act          30



                                 IEH CORPORATION

                                 BALANCE SHEETS

                   As of December 29, 2006 and March 31, 2006


                                                                       Dec. 29,     March 31,
                                                                         2006         2006
                                                                     -----------   ----------
                                                                     (Unaudited)    (Note 1)

                                     ASSETS

CURRENT ASSETS:
Cash                                                                  $    4,268   $    8,742
Accounts receivable, less allowances for doubtful accounts
    of $11,562 at December 29, 2006 and March 31, 2006                   968,948      900,347
Inventories (Note 3)                                                   1,456,200    1,540,423
Prepaid expenses and other current assets (Note 4)                        57,573       25,992
                                                                      ----------   ----------

          Total current assets                                         2,486,989    2,475,504
                                                                      ----------   ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,522,634 at December 29, 2006
   and $6,373,522 at March 31, 2006                                    1,179,774    1,200,143
                                                                      ----------   ----------
                                                                       1,179,774    1,200,143
                                                                      ----------   ----------

OTHER ASSETS:
  Other assets                                                            24,889       23,177
                                                                      ----------   ----------
                                                                          24,889       23,177
                                                                      ----------   ----------

Total assets                                                          $3,691,652   $3,698,824
                                                                      ==========   ==========


           The accompanying notes should be read in conjunction with
                           the financial statements.

                                 IEH CORPORATION

                                 BALANCE SHEETS

                   As of December 29, 2006 and March 31, 2006

                                                                    Dec. 29,       March 31,
                                                                      2006           2006
                                                                   -----------    -----------
                                                                   (Unaudited)      (Note 1)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 6)                             $   302,616    $   269,099
Notes payable, equipment, current portion (Note 8)                       3,136          3,358
Loans payable- officers (Note 9)                                        51,000         79,000
Accrued corporate income taxes                                              --         33,697
Accounts payable                                                       715,383        775,870
Pension plan payable, current portion (Note 10)                         32,000         43,000
Other current liabilities (Note 7)                                     181,703        188,036
                                                                   -----------    -----------

          Total current liabilities                                  1,285,838      1,392,060
                                                                   -----------    -----------

LONG-TERM LIABILITIES:
Pension plan payable, less current portion (Note 10)                        --         20,000
Notes payable, equipment, less current portion (Note 8)                  1,307          3,437
                                                                   -----------    -----------
          Total long-term liabilities                                    1,307         23,437
                                                                   -----------    -----------

          Total liabilities                                          1,287,145      1,415,497
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized;
2,303,468 shares issued and outstanding at December 29, 2006 and
March 31, 2006                                                          23,035         23,035
Capital in excess of par value                                       2,744,573      2,744,573
Retained earnings (Deficit)                                           (363,101)      (484,281)
                                                                   -----------    -----------
          Total stockholders' equity                                 2,404,507      2,283,327
                                                                   -----------    -----------

          Total liabilities and stockholders' equity               $ 3,691,652    $ 3,698,824
                                                                   ===========    ===========


          The accompanying notes should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                          Nine Months Ended       Three Months Ended
                                          -----------------       ------------------
                                        Dec. 29,    Dec. 23,     Dec. 29,      Dec. 23,
                                         2006         2005         2006         2005
                                      ----------   ----------   ----------   ----------

REVENUE, net sales                    $4,575,509   $5,220,812   $1,532,584   $1,816,040
                                      ----------   ----------   ----------   ----------

COSTS AND EXPENSES

Cost of products sold                  3,405,727    3,592,747    1,146,868    1,301,282
Selling, general and administrative      829,941      858,686      280,283      306,223
Interest expense                          50,866       73,036       18,698       20,402
Depreciation and amortization            149,113      135,180       49,704       45,060
                                      ----------   ----------   ----------   ----------
                                       4,435,647    4,659,649    1,495,553    1,672,967
                                      ----------   ----------   ----------   ----------


OPERATING INCOME                         139,862      561,163       37,031      143,073

OTHER INCOME                                 918          669          132          267
                                      ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES               140,780      561,832       37,163      143,340

PROVISION FOR INCOME TAXES                19,600       49,800        3,600       11,800
                                      ----------   ----------   ----------   ----------

NET INCOME                            $  121,180   $  512,032   $   33,563   $  131,540
                                      ==========   ==========   ==========   ==========

BASIC AND DILUTED EARNINGS PER
SHARE                                 $      .05   $      .22   $      .01   $      .06
                                      ==========   ==========   ==========   ==========


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING (in thousands)                 2,303        2,303        2,303        2,303
                                      ==========   ==========   ==========   ==========


          The accompanying notes should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                    ----------------------
                                                                    Dec. 29,      Dec. 23,
                                                                      2006          2005
                                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 121,180    $ 512,032
                                                                    ---------    ---------

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                         149,113      135,180

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                            (68,601)     250,951
(Increase) decrease inventories                                        84,223      (90,397)
(Increase) decrease in prepaid expenses and other current assets      (31,581)     (33,038)
(Increase) decrease in other assets                                    (1,712)      18,463

Increase (decrease) in accounts payable                               (60,487)      18,984
Increase (decrease) in other current liabilities                       (6,333)     (48,925)
Increase (decrease) in accrued corporate income taxes                 (33,697)      25,676
Increase (decrease) in pension plan payable                           (31,000)     (52,000)
                                                                    ---------    ---------

          Total adjustments                                               (75)     224,894
                                                                    ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      121,105      736,926
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment                         (128,743)    (195,893)
                                                                    ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                               $(128,743)   $(195,893)
                                                                    =========    =========

          The accompanying notes should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                        Nine Months Ended
                                                      ----------------------
                                                       Dec. 29,     Dec. 23,
                                                         2006        2005
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                   $  (2,352)   $  (3,319)
Proceeds from accounts receivable financing              33,516     (454,554)
Proceeds from loans payable- officers                   (28,000)     (68,844)
                                                      ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       3,164     (526,717)
                                                      ---------    ---------

INCREASE (DECREASE) IN CASH                              (4,474)      14,316

CASH, beginning of period                                 8,742       25,154
                                                      ---------    ---------

CASH, end of period                                   $   4,268    $  39,470
                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the six months for:

     Interest                                         $  45,405    $  67,585
                                                      =========    =========

     Income Taxes                                     $   5,621    $  19,081
                                                      =========    =========




             The accompanying should be read in conjunction with the
                             financial statements.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-  INTERIM RESULTS AND BASIS OF PRESENTATION:

         The accompanying unaudited financial statements as of December 29, 2006 and December 23, 2005 and for the nine months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 29, 2006 and December 23, 2005 and the results of operations and cash flows for the nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended December 29, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date.

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

         Concentration of Credit Risk:
         The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in the aggregate. There were no uninsured balances at either December 29, 2006 or March 31, 2006.

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

         Net Income Per Share:

         The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
         (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 29, 2006 and December 23, 2005, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

         Fair Value of Financial Instruments:

         SFAS 105, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 29, 2006.

         The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, accounts receivable, accounts payable and borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair value or they are receivable or payable on December 29, 2006.

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

         Impairment of Long-Lived Assets:

         SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the nine months ended December 29, 2006 and December 23, 2005.

         Reporting Comprehensive Income:

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the nine months ended December 29, 2006 and December 23, 2005.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
         Research and Development (continued):

         The Company did not expend any funds on customer-sponsored research and development during the nine months ended December 29, 2006 and December 23, 2005. In addition the Company did not receive any revenues related to customer-sponsored research and development activities during the nine months ended December 29, 2006 and December 23, 2005.

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

         Inventories are comprised of the following:

                             Dec. 29,     March 31,
                               2006         2006
                            ----------   ----------

         Raw materials      $  858,284   $  907,849
         Work in progress      123,340      130,480
         Finished goods        474,576      502,094
                            ----------   ----------

                            $1,456,200   $1,540,423
                            ==========   ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                    Dec. 29,     March 31,
                                      2006         2006
                                   ----------   ----------

         Prepaid insurance         $    2,585   $   13,955
         Prepaid corporate taxes       22,373       11,905
         Other current assets          32,615          132
                                   ----------   ----------
                                   $   57,573   $   25,992
                                   ==========   ==========

Note 5 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are as follows:

                                               Dec. 29,     March 31,
                                                 2006         2006
                                              ----------   ----------

         Computers                            $  205,799   $  205,799
         Leasehold improvements                  585,831      585,831
         Machinery and equipment               4,785,604    4,705,561
         Tools and dies                        1,961,689    1,912,989
         Furniture and fixture                   155,935      155,935
         Website development cost                  7,550        7,550
                                              ----------   ----------

                                               7,702,408    7,573,665
         Less: accumulated depreciation and
         amortization                          6,522,634    6,373,522
                                              ----------   ----------

                                              $1,179,774   $1,200,143
                                              ==========   ==========

Note 6 - ACCOUNTS RECEIVABLE FINANCING:

         The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 8.25% at December 29, 2006, with a minimum of 12% per annum. The agreement had an initial term of one year and automatically renews for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of December 29, 2006 was $302,616. The balance due as of March 31, 2006 was 269,099.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                          Dec. 29,     March 31,
                                            2006         2006
                                         ----------   ----------

         Payroll and vacation accruals   $  147,020   $  169,919
         Sales commissions                   13,558       15,367
         Other                               21,125        2,750
                                         ----------   ----------
                                         $  181,703   $  188,036
                                         ==========   ==========

Note 8 - NOTES PAYABLE EQUIPMENT:

         The Company financed the acquisition of new equipment with notes payable. The notes are payable over a sixty month period. The balance remaining at December 29, 2006 amounted to $4,443. The interest rate on the remaining lease is 22%.

         Aggregate future principal payments are as follows:

           Fiscal Year Ending March:
         2006                                       $  784
         2007                                        3,136
         2008                                          523
                                                    ------
                                                    $4,443
                                                    ======

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

         During the year ended March 31, 2006 the Company repaid $108,744 of the total funds loaned to it. As of March 31, 2006, the amount owed to these officers was $79,000.

         During the nine months ended December 29, 2006, one of the officers loaned the Company an additional $45,000 which was used by the Company for working capital requirements. The Company repaid $73,000 of the total funds loaned to it during the nine months ended December 29, 2006. The balance as of December 29, 2006 was $51,000.

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

         As a result of this agreement the amount due the PBGC was restated to $244,000. $31,000 was paid during the nine months ended December 29, 2006. $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The balance of $32,000 is reported as a current liability in the accompanying financial statements.

Note 11 - CHANGES IN STOCKHOLDERS' EQUITY:

         The accumulated deficit decreased by $121,180, which represents the net income for the nine months ended December 29, 2006.

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

Note 12- 2001 EMPLOYEE STOCK OPTION PLAN (continued):

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

         The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 29, 2006 no options had been granted under the plan.

Note 13 - CASH BONUS PLAN:

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company when pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Cash Bonus Plan for the fiscal year ended March 26, 2004. For the year ended March 25, 2005 the contribution was $4,188. The contribution for the year ended March 31, 2006 was $75,500. There were no contributions to the Cash Bonus Plan for the nine months ended December 29, 2006.

Note 14 - COMMITMENTS:

         The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

         Fiscal year ending March:

         2007                               36,267
         2008                              145,067
         2009                              145,067
         2010                              145,067
         2011                               60,445
                                        ----------
                                        $  531,913
                                        ==========

                                 IEH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 14 - COMMITMENTS (continued):

         The rental expense for the nine months ended December 29, 2006 and December 23, 2005 was $106,102 and $101,677, respectively.

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

         The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $49,301 for the nine months ended December 29, 2006 and $44,753 for the nine months ended December 23, 2005.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Results of Operations

Comparative Analysis-Nine Months Ended December 29, 2006 and December 23, 2005

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

              Relationship to Total Revenues
                                                           Dec. 29,    Dec. 23,
                                                             2006        2005
                                                          ---------   ---------

         Operating Revenues (in thousands)                $   4,576   $   5,221
                                                          ---------   ---------

         Operating Expenses:
           (as a percentage of Operating Revenues)

                   Costs of Products Sold                     74.43%      68.82%
                     Selling, General and Administrative      18.14%      16.45%
                     Interest Expense                          1.11%       1.40%
                     Depreciation and amortization             3.26%       2.59%
                                                          ---------   ---------

                            TOTAL COSTS AND EXPENSES          96.94%      89.26%
                                                          ---------   ---------

         Operating Income (loss)                               3.06%      10.74%

         Other Income                                           .02%        .01%
                                                          ---------   ---------

         Income (loss) before Income Taxes                     3.08%      10.75%

         Income Taxes                                           .43%        .95%
                                                          ---------   ---------

         Net Income (loss)                                     2.65%       9.80%
                                                          =========   =========

Operating revenues for the nine months ended December 29, 2006 amounted to $4,575,509 reflecting a 12.36% decrease versus the nine months ended December 23, 2005 revenues of $5,220,812. The decrease in revenues is a direct result of completion of open orders during the nine months ended December 29, 2006.

Cost of products sold amounted to $3,405,727 for the nine months ended December 29, 2006, or 74.43% of operating revenues. This reflected a $187,020 or 5.21% decrease in the cost of products sold from $3,592,747 or 68.82% of operating revenues for the nine months ended December 23, 2005. This decrease is due primarily to the reduced cost of production associated with the decrease in sales.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Nine Months Ended December 29, 2006 and December 23, 2005 (continued)

Selling, general and administrative expenses were $829,941 and $858,686 or 18.14% and 16.45% of operating revenues for the nine months ended December 29, 2006 and December 23, 2005, respectively. This category of expense decreased by $21,745 or 2.53% from the prior year. The decrease can be attributed to a decrease in sales salaries, commissions and travel.

Interest expense was $50,866 for the nine months ended December 29, 2006 or 1.11% of operating revenues. For the fiscal nine months ended December 23, 2005, interest expense was $73,036 or 1.40% of operating revenues. The decrease of $22,170 or 30.35% reflects the repayment of interest bearing liabilities.

Depreciation and amortization of $149,113 or 3.26% of operating revenues was reported for the nine months ended December 29, 2006. This reflects an increase of $13,933 from the prior nine months ended December 23, 2005 of $135,180 or 2.59% of operating revenues. The increase is due primarily to the purchase of new capital assets.

The Company reported net income of $121,180 for the nine months ended December 29, 2006 representing basic earnings of $.05 per share as compared to a net income of $512,032 or $.22 per share for the nine months ended December 23, 2005. The decrease in net income for the current year can be attributed primarily to the reported decrease in sales.

Comparative Analysis-Three Months Ended December 29, 2006 and December 23, 2005

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                                                                Three Months Ended
                                                              ----------------------
                                                              Dec. 29,     Dec. 23,
                                                                2006         2005
                                                              ---------    ---------
Operating Revenues (in thousands)                             $   1,533    $   1,816
                                                              ---------    ---------

Operating Expenses: (as a percentage of operating revenues)
Cost of Products Sold                                             74.83%       71.65%
Selling, General and Administrative                               18.29%       16.86%
Interest Expense                                                   1.22%        1.12%
Depreciation and Amortization                                      3.24%        2.48%
                                                              ---------    ---------
          Total Costs and Expenses                                97.58%       92.11%
                                                              ---------    ---------

Operating Income (loss)                                            2.42%        7.89%

Other Income                                                         --          .01%
                                                              ---------    ---------

Income (loss) before Income Taxes                                  2.42%        7.90%

Income Taxes                                                        .23%         .65%
                                                              ---------    ---------
Net Income (loss)                                                  2.19%        7.25%
                                                              =========    =========

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis -Three Months Ended December 29, 2006 and December 23, 2005 (continued)

Operating revenues for the three months ended December 29, 2006 amounted to $1,532,584, reflecting a 15.61% decrease versus the comparative three months ended December 23, 2005 operating revenues of $1,816,040. The decrease is a direct result of the completion of open orders during the quarter ended December 29, 2006.

Cost of products sold amounted to $1,146,868 for the three months ended December 29, 2006 or 74.83% of operating revenues. This reflected an increase of $154,414 or 13.46% of the cost of products sold of $1,301,282 or 71.65% for the three months ended December 23, 2005. The decrease represents the reduced cost associated with the decrease in sales.

Selling, general and administrative expenses for the three months ended December 29, 2006 were $280,283 or 18.29% of revenues compared to $306,223 or 16.86% of revenues for the comparable three-month period ended December 23, 2005. This decrease was due primarily to decreases in salaries and sales commissions.

Interest expense was $18,698 or 1.22% of revenues for the period ended December 29, 2006 as compared to $20,402 or 1.12% of revenues in the three-month period ended December 23, 2005. The decrease in interest is associated with the Company's repayment of its loans payable.

Depreciation and amortization of $49,704 or 3.24% of revenues was reported for the three-month period ended December 29, 2006. This reflects an increase of $4,644 or 9.34% from the comparable three-month period ended December 23, 2005 of $45,060 or 2.48% of revenues.

The Company reported net income of $33,566 for the three months ended December 29, 2006 representing basic earnings per common share of $.01 as compared to basic income of $131,540 or $.06 per common share for the three months ended December 23, 2005.

Liquidity and Capital Resources

The Company reported working capital of $1,201,151 as of December 29, 2006 compared to a working capital of $1,083,444 as of March 31, 2006. The increase in working capital of $117,707 attributable to the following items:

        Net income                                      $  121,180
        Depreciation and amortization                      149,113
        Capital expenditures                              (128,743)
        Other transactions                                 (23,843)

As a result of the above, the current ratio (current assets to current liabilities) was 1.9 to 1.0 at December 29, 2006 as compared to 1.8 to 1.0 at March 31, 2006. Current liabilities at December 29, 2006 were $1,285,838 compared to $1,392,060 at March 31, 2006.

The Company reported $128,743 in capital expenditures for the nine months ended December 29, 2006 and reported depreciation of $149,113 for the same nine-month period.

The net income of $121,180 for the nine months ended December 29, 2006 resulted in an increase in stockholders' equity to $2,404,507 as compared to stockholders' equity of $2,283,327 at March 31, 2006.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At December 29, 2006 the amount outstanding with the factor was $302,616 as compared to $269,099 at March 31, 2006. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

During the year ended March 26, 2004, two of the Company's officers loaned the Company a total of $52,000 on a non-interest bearing basis. The Company used these funds as a source of additional working capital. During the year ended March 25, 2005, one of these officers loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements. During the year ended March 31, 2006 the Company repaid $108,744 of the funds loaned to it. As of March 31, 2006 the balance owed to these officers was $79,000.Through the nine months ended December 29, 2006 one of the officers loaned the Company an additional $45,000. Additionally, through the period ended December 29, 2006, the Company had repaid $73,000 of the total funds loaned to it. The balance due to these officers at December 29, 2006 was $51,000.

The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 ("The Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $49,301 for the nine months ended December 29, 2006 and $44,753 for the nine months ended December 23, 2005.

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

As a result of this agreement the amount due the PBGC was restated to $244,000. $31,000 was paid during the nine months ended December 29, 2006. $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March, 26, 2004. The balance of $32,000 is reported as a current liability in the accompanying financial statements.

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

In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 29, 2006 no options had been granted under the plan.

In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company when pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Bonus Plan for the fiscal nine months ended December 29, 2006. For the year ended March 31, 2006 the contribution was $75,500. For the year ended March 25, 2005 the contribution was $4,188.

ITEM 3.  CONTROLS AND PROCEDURES
Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the

                                 IEH CORPORATION

"Exchange Act."), the Company's Chief Executive Officer and Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-QSB, the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the Exchange Act is, recorded, processed, and reported within the time periods specified within the Securities and Exchange Commission's rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended December 29, 2006 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Exhibit 31.1    Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 31.2    Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1    Certification Pursuant to Section 906 of the Sarbanes Oxley Act

Exhibit 32.2    Certification Pursuant to Section 906 of the Sarbanes Oxley Act

(b) Reports on Form 8-K during Quarter

None

                                 IEH CORPORATION

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this January 31, 2007.


                                                      IEH CORPORATION


                                                       /s/ Michael Offerman
                                                       -------------------------
                                                       Michael Offerman
                                                       President