Form 10KSB
period 2007-03-30
IEH CORPORATION
filed 2007-06-28
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 THE FISCAL YEAR ENDED MARCH 30, 2007.

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

The Registrant's revenues for the fiscal year ended March 30, 2007 were $6,255,606.

The number of shares of Common Stock of the Registrant issued and outstanding as of June 25, 2007 was 2,303,468.

The aggregate market value of the Registrant's voting stock (consisting of Common Stock, $1.00 par value held by non-affiliates, computed by reference to the closing price ($2.35) at which stock was sold on June 22, 2007, the last trading day on which stock was reported to be sold, was $3,183,742.40.

DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format: Yes|_| No |X|

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

         The Company has developed a web site that reflects the standard catalog items we produce. The web site is an ongoing project and we will continue to add special items and newsworthy information to it. The Company's web site can be viewed by going to: http://www.iehcorp.com.
                                                       ----------------------

         The Company designs, develops and manufactures printed circuit connectors for high performance applications. Our customers consist of OEM's (Original Equipment Manufacturers), and Distributors who sell our products to OEMs. We sell our products directly and through regional representatives located in the United States and Canada.

         The customers we service are in the government, aerospace, medical, automotive, test equipment and commercial electronics markets. We appear on the Military Qualified Product Listing "QPL" to MIL-C-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic market and military defense market were 27% and 72% of the Company's net sales for the year ended March 30, 2007.

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

         The Company has developed a new technology for a high speed connector module for one of its customers. Because it has been so well received, it will be used in 5 (five) other programs for which the customer has contracts.

                                 IEH CORPORATION

                                     PART I

Item I.  Business (continued)

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

         Commitments

         The Company has a collective bargaining multi-employer pension plan ("Multi-Employer Plan") with the United Auto Workers of America, Local
         259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the "Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of such Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $69,122 for the year ended March 30, 2007 and $62,771 for the year ended March 31, 2006.

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

                                 IEH CORPORATION

                                     PART I

Item I.  Business (continued)

         Commitments (continued)

         As a result of this agreement the amount due the PBGC was restated to $244,000. $43,000 was paid during the year ended March 30, 2007, $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $20,000 is reported as a current liability in the accompanying financial statements.

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

         The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 91% of the Company's net sales for the years ended March 30, 2007 and March 31, 2006, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

         Two of the Company's customers accounted for 23% of the Company's net sales for the year ended March 30, 2007. For the year ended March 31, 2006, one of those customers accounted for

                                 IEH CORPORATION

                                     PART I


Item I.  Business (continued)

         approximately 19% of the Company's sales. The Company currently employs 14 independent sales representatives to market its products in all regions in the United States.

         Backlog of Orders/Capital Requirements

         These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors, which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 30, 2007.

         International sales accounted for less than 1% of sales for the years ended March 30, 2007 and March 31, 2006, respectively.

         The backlog of orders for the Company's products amounted to approximately $2,864,000 at March 30, 2007, as compared to $1,830,000 at March 31, 2006. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems, which would prevent it from fulfilling its orders.

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

         Suppliers of Raw Materials and Component Parts

         The Company utilizes a variety of raw materials and manufactured component parts, which it purchases from various suppliers. These materials and components are available from numerous sources and the

                                 IEH CORPORATION

                                     PART I


Item I.  Business (continued)

         Suppliers of Raw Materials and Component Parts (continued)

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

         The Company expended $10,000 and $21,000 for the years ended March 30, 2007 and March 31, 2006, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $10,000 in revenues for the year ended March 30, 2007 and $21,000 for the year ended March 31, 2006, respectively, pursuant to customer sponsored research activities.

         Employees

         The Company presently employs approximately 80 people, two (2) of whom are executive officers; four (4) are engaged in management activities; five (5) provide general and administrative services and approximately 69 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union"), which originally expired on March 31, 2006 and was renegotiated and extended until March 31, 2009. The Company believes that it has a good relationship with its employees and the Union.

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

         Governmental Regulations

         The Company is subject to federal regulations under the Occupational Safety and Health Act ("OSHA") and the Defense Electrical Supply Command ("DESC"). OSHA provides federal guidelines and

                                 IEH CORPORATION

                                     PART I


Item I.  Business (continued)

         Governmental Regulations (continued)

         specifications to companies in order to insure the health and safety of employees. DESC oversees the quality and specifications of products and components manufactured and sold to the government and the defense industry. Although DESC continuously requires suppliers to meet changing specifications, the Company has not encountered any significant problems meeting such specifications and its products have, in the past, been approved. The Company is unaware of any changes in the government's regulations, which are expected to materially affect the Company's business.

Item 2.  Properties

         The Company exercised its option to renew its lease on its facility for 10 years. The original lease was effective through August 23, 2001.

         The Company is obligated under this renewal lease through August 23, 2011, at minimum annual rentals as follows:

         Fiscal year ending March:

         2008                           $168,384
         2009                            168,384
         2010                            168,384
         2011                            112,256
                                        --------

                                        $617,408
                                        ========

         The Company leases approximately 20,400 feet of space, of which it estimates, 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing and plating.

         The rental expense for the year ended March 30, 2007 and March 30, 2006 was $142,369 and $136,325, respectively. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3.  Legal Proceedings

         The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.

                                 IEH CORPORATION

                                     PART II

Item 4.  Submission of Matters to Vote of Security Holders

         No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 30, 2007.

Item 5.  Market for Common Equity and Related Stockholder Matters

         Principal Market

         The common stock of the Company (the "common stock") is traded in the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System Bulletin Board under the symbol "IEHC.OB". On January 11, 1993, the Company's common stock was deleted from listing on the NASDAQ SmallCap Market System because of the Company's failure to maintain the minimum asset and shareholders equity requirements. On January 12, 1993, the Company's common stock was first quoted over the Electronic Bulletin Board (OTCBB).

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

                         Year                             High Bid       Low Bid

         Fiscal Year ended March 30, 2007

         1st Quarter                                          2.75          1.90
         2nd Quarter                                          4.45          2.00
         3rd Quarter                                          2.45          1.73
         4th Quarter                                          1.95          1.80

         Fiscal Year ended March 31, 2006  (1)

         1st Quarter                                           .90           .34
         2nd Quarter                                          3.13           .58
         3rd Quarter                                          4.75          1.55
         4th Quarter                                          2.70          2.00


         (1) As reported by the OTCBB.

                                 IEH CORPORATION

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters (continued)

         The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions. On June 21, 2007 the high bid for the common stock was $2.35 and the low bid was $2.35. Trading in our securities does not occur on a daily basis.

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

         Approximate Number of Equity Security Holders

         The number of record holders of the Company's common stock as of June 22, 2007 was approximately 570. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

              The Company expended $10,000 and $21,000 for the years ended March 30, 2007 and March 31, 2006, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $10,000 in revenues for the year ended March 30, 2007 and $21,000 for the year ended March 31, 2006 pursuant to customer sponsored research activities.

         Results of Operations

         The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                         Relationship to Total Revenues
                                                          March 30,   March 31,
                                                             2007       2006
                                                          ---------   ---------

         Operating Revenues (in thousands)                $   6,256   $   7,588
                                                          ---------   ---------

         Operating Expenses:
           (as a percentage of Operating Revenues)

                     Costs of Products Sold                    73.8%       64.0%
                     Selling, General and Administrative       18.2%       16.5%
                     Interest Expense                           1.2%        1.2%
                     Depreciation and amortization              3.0%        2.7%
                                                          ---------   ---------

                            TOTAL COSTS AND EXPENSES           96.2%       84.4%
                                                          ---------   ---------

         Operating Income (loss)                                3.8%       15.6%

         Other Income                                            --          --
                                                          ---------   ---------

         Income (loss) before Income Taxes                      3.8%       15.6%

         Income Taxes                                            .6%         .6%
                                                          ---------   ---------
         Net Income (loss)                                      3.2%       15.0%
                                                          =========   =========

                                 IEH CORPORATION

                                     PART II


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Results of Operations (continued)

         Year End Results: March 30, 2007 vs. March 31, 2006

         Operating revenues for the year ended March 30, 2007 amounted to $6,255,606 reflecting a 17.6% decrease versus the year ended March 31, 2006 revenues of $7,588,253. The decrease in revenues is a direct result of a decrease in defense and commercial sales.

         The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 91% of the Company's net sales for the fiscal years ended March 30, 2007 and March 31, 2006, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

         For the fiscal year ended March 30, 2007, two of the Company's customers accounted for approximately 23% of total sales. One of those customers accounted for approximately 19% of sales in the fiscal year ended March 31, 2006.

         The Company currently employs 14 independent sales representatives to market its products in all regions of the United States. These sales representatives accounted for approximately 94% of the Company's sales, with the balance of sales being generated by direct customer contact.

         For the fiscal year ended March 30, 2007, the Company's principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 27% and 72% of the Company's net sales for the year ended March 30, 2007 and 26% and 73% for the year ended March 31, 2006. Approximately 1% of net sales were made to international customers in each fiscal year.

         Cost of products sold amounted to $4,619,126 for the fiscal year ended March 30, 2007, or 73.8% of operating revenues. This reflected a $237,155 or 4.9% decrease in the cost of products sold from $4,856,281 or 64% of operating revenues for the fiscal year ended March 31, 2006. This decrease is due primarily to the decreased cost of production associated with the decrease in defense and commercial sales.

         Selling, general and administrative expenses were $1,138,668 and $1,253,458 or 18.2% and 16.5% of operating revenues for the fiscal years ended March 30, 2007 and March 31, 2006, respectively. This category of expense decreased by $114,790 or 9.2% from the prior year. The decrease can be attributed to a decrease in commissions and travel.

         Interest expense was $73,506 for the fiscal year ended March 30, 2007 or 1.2% of operating revenues. For the fiscal year ended March 31, 2006, interest expense was $90,616 or 1.2% of operating revenues. The decrease of $17,110 or 18.9% reflects the liquidation of a significant amount of the Company's debt.

                                 IEH CORPORATION

                                     PART II


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Results of Operations (continued)

         Year End Results: March 30, 2007 vs. March 31, 2006

         Depreciation and amortization of $184,757 or 3.0% of operating revenues was reported for the fiscal year ended March 30, 2007. This reflects a decrease of $19,496 or 9.5% from the prior year ended March 31, 2006 of $204,253 or 2.7% of operating revenues. The decrease is due primarily to a decrease in capital assets being purchased over the current fiscal year.

         The Company reported net income of $200,693 for the year ended March 30, 2007 representing basic earnings of $.09 per share as compared to net income of $1,137,622 or $.49 per share for the year ended March 31, 2006. The decrease in net income for the current year can be attributed primarily to the reported decrease in defense and commercial sales.

         Liquidity and Capital Resources

         The Company reported working capital of $1,267,189 as of March 30, 2007 compared to a working capital of $1,083,444 as of March 31, 2006. The increase in working capital of $183,745 was attributable to the following items:

                   Net income                      $ 200,693
                   Depreciation and amortization     184,757
                   Capital expenditures             (176,869)
                   Other transactions                (24,836)
                                                   ---------
                                                   $ 183,745
                                                   =========

         As a result of the above, the current ratio (current assets to current liabilities) was 1.95 to 1 at March 30, 2007 as compared to 1.8 to 1.0 at March 31, 2006. Current liabilities at March 30, 2007 were $1,334,302 compared to $1,392,060 at March 31, 2006.

         The Company reported $176,869 in capital expenditures for the year ended March 30, 2007 and reported depreciation of $184,757 for the year ended March 30, 2007.

         The net income of $200,693 for the year ended March 30, 2007 resulted in an increase in stockholders' equity to $2,484,020 as compared to stockholders' equity of $2,283,327 at March 31, 2006.

         The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At March 30, 2007 the amount outstanding with the factor was $477,387 as compared to $269,099 at March 31, 2006. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the

                                 IEH CORPORATION

                                     PART II


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Liquidity and Capital Resources (continued)

         Company's accounts receivables, these funds provide the primary source of working capital for operations.

         In the past two fiscal years, management has been reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. As a consequence of this new policy the Company's experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectablity of all accounts receivable on a monthly basis. The reserve is less than 2% of average gross accounts receivable and is considered to be conservatively adequate.

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

         During the year ended March 30, 2007 one of the officers loaned the company an additional $88,000 on a non-interest bearing basis. During the same period the company had repaid $76,000 of the loans made to it. The balance due to one of these officers at March 30, 2007 was $91,000.

         The Company has a collective bargaining Multi-Employer Plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of such Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the Multi-Employer Plan were $69,122 for the year ended March 30, 2007 and $62,771 for the year ended March 31, 2006.

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

                                 IEH CORPORATION
                                     PART II


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Liquidity and Capital Resources (continued)

         The PBGC further determined that pursuant to the provisions of the ERISA that the Salaried Pension Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Salaried Pension Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.

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

         As a result of this agreement the amount due the PBGC was restated to $244,000. $43,000 was paid during the year ended March 30, 2007, $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $20,000 is reported as a current liability on the accompanying financial statements.

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

         In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 30, 2007 no options had been granted under the plan.

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits

                                 IEH CORPORATION
                                     PART II


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 30, 2007 the contribution was $20,000. For the year ended March 31, 2006 the contribution was $75,500.

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

Item 7.  Financial Statements

         See Index to Financial Statements attached hereto appearing at page 25 and the Financial Statements attached hereto appearing at pages 27 to 43.

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

         The executive officers and directors of the Company are as follows:

               Name              Age                      Office

         Michael Offerman        66       Chairman of the Board of Directors and
                                          President

         Robert Knoth            65       Secretary and Treasurer

         Murray Sennet           84       Director

         Allen Gottlieb          66       Director

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

         Robert Romeo serves as Vice President of Engineering for IEH, a position he has held since October 2005. Robert has corporate responsibility for engineering products and driving product enhancements to satisfy the demanding application requirements of IEH customers. In addition, Robert is tasked with engineering new product developments in the IEH connector offerings to broaden the market base of potential customers. These new connectors will introduce the traditional IEH quality and value to industries that specify exceptional reliability and performance in electrical and electronic equipment. Before joining IEH, Robert worked for more than 20 years in positions of increasing responsibility for major national manufacturers of electrical and electronic goods for residential, industrial, government and OEM markets.

         Paul Tzetzos joined IEH in November, 2005 as a Quality Assurance Director. Paul has over 20 years of experience in the field of Quality Assurance; with the last 15 years as Director/Manager. A degreed Engineer, with diversified knowledge in developing, implementing, maintaining, and improving Quality Systems, such as, ISO 9001:2000, EECS, MIL-Q-9858A, ETC and a certified Lead and Internal Auditor, Paul has a great deal of knowledge concerning military and industry specifications and standards.

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

         Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received

                                 IEH CORPORATION

                                    PART III


Item 10. Executive Compensation

         by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the fiscal year.

         The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 30, 2007, March 31, 2006 and March 25, 2005 for the Company's Chief Executive
         Officer:


                                                                            Other Annual
Name and Principal Position             Year          Salary       Bonus    Compensation
--------------------------------   --------------   -----------   -------   ------------
Michael Offerman, Chief
Executive officer, President (1)   March 30, 2007   $   100,000   $ 5,000         0
                                   March 31, 2006       100,000    24,000         0
                                   March 25, 2005        96,235     1,424         0

         (1) During the years ended March 30, 2007, March 31, 2006 and March 25, 2005, the Company provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile allowance.

         (2) There are no employment agreements between the Company and members of its senior management, including the Chief Executive Officer, Michael Offerman.

         No other officer of the Company received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended March 30, 2007, March 31, 2006 and March 25, 2005.

         Pension/Benefit Incentive Plan

         In 1964, the Company's Shareholders and Board of Directors adopted a contributory pension plan (the "Salaried Pension Plan") effective April 1, 1964, for salaried employees of the Company. The Salaried Pension Plan as revised on April 1, 1987, provides for retirement benefits for qualified employees upon or prior to retirement.

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

         The PBGC further determined that pursuant to the provisions of the ERISA, that the Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.

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

                                 IEH CORPORATION

                                    PART III

Item 10. Executive Compensation (continued)

         Pension/Benefit Incentive Plan (continued)

         As a result of this agreement the amount due the PBGC was restated to $244,000. $43,000 was paid during the year ended March 30, 2007, $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $20,000 is reported as a current liability on the accompanying financial statements.

         Cash Bonus Plan

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. For the year ended March 30, 2007 the contribution was $20,000. The contribution for the year ended March 31, 2006 was $75,500.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of June 22, 2007 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 22, 2007, there were 2,303,468 shares of common stock issued and outstanding.

                                 IEH CORPORATION

                                    PART III

Item 11. Security Ownership of Certain Beneficial Owners and Management (continued)

--------------------------------------------------------------------------------
                                               Amount of
                                             and Nature of
                   Name and Address of         Beneficial    Percentage of Class
Title of Class     Beneficial Owner            Ownership
--------------------------------------------------------------------------------
Common Stock       Michael Offerman             923,784               40%
$.01 Par Value     140 58th Street
                   Brooklyn, NY 11220(1)
--------------------------------------------------------------------------------
                   Murray Sennet                 24,500              1.1%
                   1900 Manor Lane
                   Plano, TX 75093
--------------------------------------------------------------------------------
                   Allen Gottlieb                     0                0
                   325 Coral Way
                   Ft. Lauderdale, FL 33301
--------------------------------------------------------------------------------
                   Robert Knoth                     400                *
                   140 58th Street
                   Brooklyn, NY  11220
--------------------------------------------------------------------------------
All Officers & Directors as a Group
(4 in number)                                   948,684               41%
--------------------------------------------------------------------------------
----------------------
         * Less than 1%.

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

         During the year ended March 25, 2005, Mr. Robert Knoth loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were used by the Company for working capital requirements. Through the period ended March 31, 2006, the Company had repaid $108,744 of the total funds loaned to it.

         During the year ended March 30, 2007 one of the officers loaned the company an additional $88,000 on a non-interest bearing basis. During the same period the company had repaid $76,000 of the loans made to it. The balance due to one of these officers at March 30, 2007 was $91,000.

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

Item 14.   Principal Accountant Fees and Services

         The Board of Directors of IEH has selected Jerome Rosenberg, CPA P.C. as the independent auditor of IEH for the fiscal year ending March 30, 2007. Shareholders are not asked to approve such selection because such approval is not required. The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. A member of the firm is expected to be present at the next meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

         Audit Fees. During the fiscal year ended March 30, 2007 and March 31, 2006, IEH paid an aggregate of $30,000 and $30,000, respectively, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

                                 IEH CORPORATION

                                    PART III

Item 14.   Principal Accountant Fees and Services (Continued)

         Audit Related Fees. During the fiscal years ended March 30, 2007 and March 31, 2006, no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

         Tax Fees. During the fiscal years ended March 30, 2007 and March 31, 2006, the Company paid to Jerome Rosenberg CPA P.C. the sums of $3,000 and $3,000 for tax compliance, tax advice and tax planning services.

         All Other Fees. During the fiscal year ended March 30, 2007, IEH did not pay any other fees for services to its auditor.

                  The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees paid to it for such services during the fiscal year ended March 30, 2007 has not compromised the independence of Jerome Rosenberg, CPA P.C.

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

                                 IEH Corporation

                                    Contents

                        March 30, 2007 and March 31, 2006




                                                                          Page

                                                                         Number
                                                                         ------

Report of Independent Registered Public Accounting Firm                    26

Financial Statements:

         Balance Sheets as of March 30, 2007 and March 31, 2006            27

         Statement of Operations for the twelve months ended
            March 30, 2007 and March 31, 2006                              29

         Statement of Stockholders' Equity as of March 30, 2007
            and March 31, 2006                                             30

         Statement of Cash Flows for the years ended March 30, 2007
            and March 31, 2006                                             31

Notes to Financial Statements                                              33

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors
IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation as of March 30, 2007 and March 31, 2006 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended March 30, 2007 and March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 30, 2007 and March 31, 2006 and the results of its operations and its cash flows for each of the two years ended March 30, 2007 and March 31, 2006 in conformity with U.S. generally accepted accounting principles.


                                                    Jerome Rosenberg, CPA, P.C.
                                                         Melville, New York
                                                           June 18, 2007

                                 IEH CORPORATION

                                 BALANCE SHEETS

                     As of March 30, 2007 and March 31, 2006

                                                                    March 30,    March 31,
                                                                      2007         2006
                                                                   ----------   ----------

                                     ASSETS

CURRENT ASSETS:
  Cash                                                             $   34,908   $    8,742
  Accounts receivable, less allowances for doubtful accounts
     of $11,562 at March 30, 2007 and March 31, 2006                  981,571      900,347
  Inventories (Note 2)                                              1,573,632    1,540,423
  Prepaid expenses and other current assets (Note 3)                   11,380       25,992
                                                                   ----------   ----------

          Total current assets                                      2,601,491    2,475,504
                                                                   ----------   ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $6,558,278 at March 30, 2007
   and $6,373,522 at March 31, 2006 (Note 4)                        1,192,256    1,200,143
                                                                   ----------   ----------
                                                                    1,192,256    1,200,143
                                                                   ----------   ----------

OTHER ASSETS:
  Other assets                                                         25,098       23,177
                                                                   ----------   ----------
                                                                       25,098       23,177
                                                                   ----------   ----------

        Total assets                                               $3,818,845   $3,698,824
                                                                   ==========   ==========


The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                                 BALANCE SHEETS

                     As of March 30, 2007 and March 31, 2006

                                                                       March 30,      March 31,
                                                                         2007           2006
                                                                      -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts receivable financing (Note 5)                            $   477,387    $   269,099
    Notes payable, equipment, current portion (Note 7)                      3,136          3,358
    Loans payable-officers (Note 8)                                        91,000         79,000
    Accrued corporate income taxes                                          5,800         33,697
    Accounts payable                                                      588,804        775,870
    Pension plan payable, current portion (Note 10)                        20,000         43,000
    Other current liabilities (Note 6)                                    148,175        188,036
                                                                      -----------    -----------

          Total current liabilities                                     1,334,302      1,392,060
                                                                      -----------    -----------

LONG-TERM LIABILITIES:
    Pension Plan payable, less current portion (Note 10)                       --         20,000
    Notes payable, equipment, less current portion (Note 7)                   523          3,437
                                                                      -----------    -----------
          Total long-term liabilities                                         523         23,437
                                                                      -----------    -----------

          Total liabilities                                             1,334,825      1,415,497
                                                                      -----------    -----------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 10,000,000 shares authorized;
      2,303,468 shares issued and outstanding at March 30, 2007 and
      March 31, 2006                                                       23,035         23,035
    Capital in excess of par value                                      2,744,573      2,744,573
    Retained earnings (Deficit)                                          (283,588)      (484,281)
                                                                      -----------    -----------

          Total stockholders' equity                                    2,484,020      2,283,327
                                                                      -----------    -----------

          Total liabilities and stockholders' equity                  $ 3,818,845    $ 3,698,824
                                                                      ===========    ===========


The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS

              For the Years Ended March 30, 2007 and March 31, 2006

                                                             Years Ended
                                                      -------------------------
                                                       March 30,      March 31,
                                                         2007          2006
                                                      -----------   -----------

REVENUE, net sales (Note 15)                          $ 6,255,606   $ 7,588,253
                                                      -----------   -----------

COSTS AND EXPENSES:
  Cost of products sold                                 4,619,126     4,856,281
  Selling, general and administrative                   1,138,668     1,253,458
  Interest expense                                         73,506        90,616
  Depreciation and amortization                           184,757       204,253
                                                      -----------   -----------
                                                        6,016,057     6,404,608
                                                      -----------   -----------


OPERATING INCOME                                          239,549     1,183,645

OTHER INCOME                                                1,144         1,171
                                                      -----------   -----------

INCOME BEFORE INCOME TAXES                                240,693     1,184,816

PROVISION FOR INCOME TAXES                                (40,000)      (47,194)
                                                      -----------   -----------

NET INCOME                                            $   200,693   $ 1,137,622
                                                      ===========   ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)  $       .09   $       .49
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (IN THOUSANDS)                                2,303         2,303
                                                      ===========   ===========

The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

              For the Years Ended March 30, 2007 and March 31, 2006


                                                        Capital in                   Retained
                                                        Excess of                    Earnings
                                 Common Stock           Par Value     (Deficit)        Total
                           -------------------------   -----------   -----------    -----------
                             Shares        Amount
                           -----------   -----------

Balances, March 25, 2005     2,303,468   $    23,035   $ 2,744,573   $(1,621,903)   $ 1,145,705

Net income: year ended
  March 31, 2006                    --            --            --     1,137,622      1,137,622
                           -----------   -----------   -----------   -----------    -----------

Balances, March 31, 2006     2,303,468   $    23,035   $ 2,744,573   $  (484,281)   $ 2,283,327

Net income: year ended
  March 30, 2007                    --            --            --       200,693        200,693
                           -----------   -----------   -----------   -----------    -----------

Balances, March 30, 2007     2,303,468   $    23,035   $ 2,744,573   $  (283,588)   $ 2,484,020



The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

              For the Years Ended March 30, 2007 and March 31, 2006


                                                                              Years Ended
                                                                       --------------------------
                                                                         March 30,     March 31,
                                                                           2007          2006
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   200,693    $ 1,137,622
                                                                       -----------    -----------

  Adjustments to reconcile net income to net cash provided (used) by operating activities

  Depreciation and amortization                                            184,757        204,253

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                               (81,224)      (130,945)
  (Increase) decrease inventories                                          (33,209)      (321,320)
  (Increase) decrease in prepaid expenses and other current assets          14,612        (11,780)
  (Increase) decrease in other assets                                       (1,921)        18,385

  (Decrease) increase in accounts payable                                 (187,067)      (106,776)
  (Decrease) increase in other current liabilities                         (39,861)        (6,078)
    Increase in accrued corporate income taxes                             (27,897)         5,410
  (Decrease) in pension plan payable                                       (43,000)       (86,000)
                                                                       -----------    -----------

               Total adjustments                                          (214,810)      (434,851)
                                                                       -----------    -----------

NET CASH PROVIDED BY (USED) FOR OPERATING ACTIVITIES                       (14,117)       702,771
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                           (176,869)      (231,963)
                                                                       -----------    -----------

          NET CASH USED BY INVESTING ACTIVITIES                        $  (176,869)   $  (231,963)
                                                                       -----------    -----------


The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

              For the Years Ended March 30, 2007 and March 31, 2006

                                                     March 30,    March 31,
                                                        2007         2006
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, equipment       $  (3,136)   $  (4,103)
Proceeds from accounts receivable financing            208,288     (374,373)
Proceeds (repayment) of loans payable - officers        12,000     (108,744)
                                                     ---------    ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       217,152     (487,220)
                                                     ---------    ---------

INCREASE (DECREASE) IN CASH                             26,166      (16,412)

CASH, beginning of period                                8,742       25,154
                                                     ---------    ---------

CASH, end of period                                  $  34,908    $   8,742
                                                     =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
 Cash paid during the year for:

     Interest                                        $  64,614    $  84,309
                                                     =========    =========

     Income Taxes                                    $  35,613    $   6,796
                                                     =========    =========


The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

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

          Accounting Period:

          The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The year ended March 30, 2007 was compromised of 52 weeks. The year ended March 31, 2006 was comprised of 53 weeks.

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

          Concentration of Credit Risk:

          The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in the aggregate. There were no uninsured balances at either March 30, 2007 or March 31, 2006.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

          Net Income Per Share:

          The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 30, 2007 and March 31, 2006, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

          Impairment of Long-Lived Assets:

          SFAS No. 144, "Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 30, 2007 and March 31, 2006.

          Reporting Comprehensive Income:

          The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 30, 2007 and March 31, 2006.

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

          The Company expended $10,000 and $21,000 for the years ended March 30, 2007 and March 31, 2006, respectively, on Company sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. In addition, the Company received $10,000 in revenues for the year ended March 30, 2007 and $21,000 for the year ended March 31, 2006, respectively, pursuant to customer sponsored research activities.

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

          Inventories are comprised of the following:

                              March 30,    March 31,
                                2007         2006
                             ----------   ----------

          Raw materials      $  873,958   $  907,849
          Work in progress      368,675      130,480
          Finished goods        330,999      502,094
                             ----------   ----------

                             $1,573,632   $1,540,423
                             ==========   ==========

Note 3 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

          Prepaid expenses and other current assets are comprised of the following:

                                     March 30,    March 31,
                                       2007         2006
                                    ----------   ----------

          Prepaid insurance         $    1,636   $   13,955
          Prepaid corporate taxes        9,744       11,905
          Other current assets              --          132
                                    ----------   ----------
                                    $   11,380   $   25,992
                                    ==========   ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 4 -          PROPERTY, PLANT AND EQUIPMENT:

                  Property, plant and equipment are as follows:

                                           March 30,    March 31,
                                             2007         2006
                                          ----------   ----------

          Computers                       $  210,321   $  205,799
          Leasehold improvements             585,831      585,831
          Machinery and equipment          4,810,708    4,705,561
          Tools and dies                   1,980,189    1,912,989
          Furniture and fixture              155,935      155,935
          Website development cost             7,550        7,550
                                          ----------   ----------

                                           7,750,534    7,573,665
          Less: accumulated
          depreciation and amortization
                                           6,558,278    6,373,522
                                          ----------   ----------

                                          $1,192,256   $1,200,143
                                          ==========   ==========

Note 5 -  ACCOUNTS RECEIVABLE FINANCING:

          The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 8.25% at March 30, 2007, with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of March 30, 2007 was $477,387. The balance due as of March 31, 2006 was $269,099.


Note 6 -  OTHER CURRENT LIABILITIES:

          Other current liabilities are comprised of the following:

                                           March 30,    March 31,
                                             2007         2006
                                          ----------   ----------

          Payroll and vacation accruals   $  124,044   $  169,919
          Sales commissions                   21,381       15,367
          Other                                2,750        2,750
                                          ----------   ----------
                                          $  148,175   $  188,036
                                          ==========   ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 7 -  NOTES PAYABLE EQUIPMENT:

          The Company financed the acquisition of new equipment with notes payable. The notes are payable over a sixty month period. The balance remaining at March 30, 2007 amounted to $3,659. The interest rate on the remaining lease is 22%.

          Aggregate future principal payments are as follows:

           Fiscal Year Ending March:
          2008                              $3,136
          2009                                 523
                                            ------
                                            $3,659
                                            ======

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

          During the year ended March 30, 2007, one of the officers loaned the Company an additional $88,000 on a non-interest bearing basis. During the same period the Company repaid $76,000 of the loans made to it.

          The balance owed to one of these officers at March 30, 2007 was $91,000.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 9 -  INCOME TAXES (continued):

          The components of the deferred tax assets and liabilities are as follows:

                                              March 30,      March 31,
                                                2007           2006
                                             -----------    -----------
          Deferred tax assets:

          Net operating loss carryforwards   $   802,684    $ 1,765,056
                                             -----------    -----------

          Gross deferred assets tax assets       802,684      1,765,056

          Deferred tax liabilities:

          State income taxes                     (32,750)       (51,600)
                                             -----------    -----------

          Net deferred tax assets before
           valuation allowance                   769,934      1,713,456

          Valuation allowance                   (769,934)    (1,713,456)
                                             -----------    -----------

          Net deferred tax assets            $         0    $         0
                                             ===========    ===========

          At March 31, 2000, the Company established a 100% valuation allowance for the net deferred tax assets, as management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance amounted to $943,522 for the year ended March 30, 2007.

          As of March 30, 2007, the Company has available Federal net operating loss carryforwards (NOL's) totaling approximately $802,684 which expire at various times through March 31, 2012; for State and Local purposes, the Company has available NOL's approximating $1,035,462, which expire at various times through March 31, 2012.

          Utilization of the NOL's may be limited pursuant to Internal Revenue Code Section 382 should significant changes to the existing ownership of the Company occur.

          A reconciliation of income taxes computed at the Federal statutory rate as compared to income tax expense at the effective income tax is as follows:

                                                          March 30,    March 31,
                                                            2007         2006
                                                          ---------    ---------

          Federal statutory income tax (benefit) rate       (34.0)%      (34.0)%

          State tax benefit, net of Federal liability       (21.0)%      (12.2)%

          Net change in valuation allowance                   55.0%        46.2%

          Effective income tax (benefit) rate                ( - )%       ( - )%

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

          As a result of this agreement the amount due the PBGC was restated to $244,000. $43,000 was paid during the year ended March 30, 2007, $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $20,000 is reported as a current liability on the accompanying financial statements.

Note 11 - CHANGES IN STOCKHOLDERS' EQUITY:

          The accumulated deficit decreased by $200,693, which represents the net income for the fiscal year ended March 30, 2007.

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

          The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 30, 2007 no options had been granted under the 2002 Plan.

Note 13 - CASH BONUS PLAN:

          In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 30, 2007 the contribution was $20,000. For the year ended March 31, 2006 the contribution was $75,500.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 14 - COMMITMENTS:

          The Company exercised its option to renew its lease on its facility for 10 years. The original lease was in effect through August 23, 2001.

          The Company is obligated under this lease renewal through August 23, 2011, at minimum annual rentals as follows:

          Fiscal year ending March:

          2008                       $    168,384
          2009                            168,384
          2010                            168,384
          2011                            112,256
                                     ------------
                                     $    617,408
                                     ============

          The rental expense for the years ended March 30, 2007 and March 31, 2006 was $142,369 and $136,325, respectively.

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

          The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of such Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under Multi-Employer Plan were $69,122 for the year ended March 30, 2007 and $62,771 for the year ended March 31, 2006.

Note 15 - REVENUES FROM MAJOR CUSTOMERS:

          In the fiscal years ended March 30, 2007 two customers accounted for approximately 23% of revenues. During the year ended March 31, 2006 approximately 19% of the Company's total revenues were earned from one customer. Total sales to these customers were approximately $1,428,000 and $1,469,000, respectively. No other customer accounted for over 10% of the Company's sales. Accounts receivable as of March 30, 2007, included receivables from one customer, which amounted to 15% of the total accounts receivable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IEH CORPORATION

                                         By:     /s/ Michael Offerman
                                                ---------------------
                                                Michael Offerman
                                                President

Dated:   June 27, 2007

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael Offerman                                       June 27, 2007
--------------------------------------------
Michael Offerman, Chairman of the
 Board and President

/s/ Robert Knoth                                           June 27, 2007
--------------------------------------------
Robert Knoth, Secretary and
 Treasurer; Chief Financial Officer,
 Controller and Principal Accounting Officer

/s/ Murray Sennet                                          June 27, 2007
--------------------------------------------
Murray Sennet, Director


/s/ Alan Gottlieb                                          June 27, 2007
--------------------------------------------
Alan Gottlieb, Director