Form 10QSB
period 2007-06-30
IEH CORPORATION
filed 2007-08-14
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  [X]       No  [_]

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 29, 2007.


                                        IEH CORPORATION

                                           CONTENTS


                                                                                         Page
                                                                                        Number
                                                                                        ------

Part I - FINANCIAL INFORMATION


ITEM 1- FINANICAL STATEMENTS

         Balance Sheets as of June 29, 2007 (Unaudited) and March 30, 2007                3

         Statement of Operations (Unaudited) for the three months ended June 29,
              2007 and June 30, 2006.                                                     5

         Statement of Cash Flows (Unaudited) for the three months ended June 29,
              2007 and June 30, 2006.                                                     6

         Notes to Financial Statements (Unaudited)                                        8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   18


ITEM 3 - CONTROLS AND PROCEDURES                                                         24


PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings                                                               25


ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds                     25


ITEM 3 - Defaults Upon Senior Securities                                                 25


ITEM 4 - Submission of Matters to a Vote of Security Holders                             25


ITEM 5 - Other Information                                                               25


ITEM 6 - Exhibits                                                                        25



SIGNATURES                                                                               26


EXHIBITS


Exhibit 31.1      Certification Pursuant to Section 302 of the Sarbanes Oxley Act        27


Exhibit 31.2      Certification Pursuant to Section 302 of the Sarbanes Oxley Act        28


Exhibit 32.1      Certification Pursuant to Section 906 of the Sarbanes Oxley Act        29


Exhibit 32.2      Certification Pursuant to Section 906 of the Sarbanes Oxley Act        30




                                         IEH CORPORATION

                                         BALANCE SHEETS

                             As of June 29, 2007 and March 30, 2007


                                                                      June 29,       March 30,
                                                                        2007           2007
                                                                    ------------   ------------
                                                                     (Unaudited)
                                             ASSETS

CURRENT ASSETS:
  Cash                                                              $     16,395   $     34,908
  Accounts receivable, less allowances for doubtful accounts of
    $11,562 at June 29, 2007 and March 30, 2007                        1,094,819        981,571
  Inventories (Note 3)                                                 1,656,900      1,573,632
  Prepaid expenses and other current assets (Note 4)                      46,047         11,380
                                                                    ------------   ------------

          Total current assets                                         2,814,161      2,601,491
                                                                    ------------   ------------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,608,618 at June 29, 2007 t
   and $6,558,278 a March 30, 2007 (Note 5)                            1,195,610      1,192,256
                                                                    ------------   ------------
                                                                       1,195,610      1,192,256
                                                                    ------------   ------------

OTHER ASSETS:
  Other assets                                                            25,098         25,098
                                                                    ------------   ------------
                                                                          25,098         25,098
                                                                    ------------   ------------

        Total assets                                                $  4,034,869   $  3,818,845
                                                                    ============   ============


    The accompanying notes and should be read in conjunction with the financial statements.

                                         IEH CORPORATION

                                         BALANCE SHEETS

                             As of June 29, 2007 and March 30, 2007


                                                                      June 29,       March 30,
                                                                        2007            2007
                                                                    ------------    ------------
                                                                     (Unaudited)

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts receivable financing (Note 6)                           $    403,626    $    477,387
   Notes payable, equipment, current portion (Note 8)                      2,875           3,136
   Loans payable- officers (Note 9)                                       65,054          91,000
   Accrued corporate income taxes                                         16,456           5,800
   Accounts payable                                                      726,729         588,804
   Pension plan payable, current portion (Note 10)                         8,000          20,000
   Other current liabilities (Note 7)                                    255,628         148,175
                                                                    ------------    ------------

          Total current liabilities                                    1,478,368       1,334,302
                                                                    ------------    ------------

LONG-TERM LIABILITIES:
   Notes payable, equipment, less current portion (Note 8)                    --             523
                                                                    ------------    ------------
          Total long-term liabilities                                         --             523
                                                                    ------------    ------------

          Total liabilities                                            1,478,368       1,334,825
                                                                    ------------    ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
     2,303,468 shares issued and outstanding at June 29, 2007 and
     March 30, 2007                                                       23,035          23,035
   Capital in excess of par value                                      2,744,573       2,744,573
   Retained earnings (Deficit) (Note 11)                                (211,107)       (283,588)
                                                                    ------------    ------------
          Total stockholders' equity                                   2,556,501       2,484,020
                                                                    ------------    ------------

          Total liabilities and stockholders' equity                $  4,034,869    $  3,818,845
                                                                    ============    ============


      The accompanying notes should be read in conjunction with the financial statements.


                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended
                                           ----------------------------
                                             June 29,        June 30,
                                               2007            2006
                                           ------------    ------------

REVENUE, net sales                         $  1,768,676    $  1,596,159
                                           ------------    ------------

COSTS AND EXPENSES

Cost of products sold                         1,270,521       1,152,818
Selling, general and administrative             299,621         271,098
Interest expense                                 61,540          16,792
Depreciation and amortization                    50,340          49,705
                                           ------------    ------------
                                              1,682,022       1,490,413
                                           ------------    ------------


OPERATING INCOME                                 86,654         105,746

OTHER INCOME                                         27             578
                                           ------------    ------------

INCOME BEFORE INCOME TAXES                       86,681         106,324
                                           ------------    ------------

PROVISION FOR INCOME TAXES                      (14,200)        (10,500)
                                           ------------    ------------

NET INCOME                                 $     72,481    $     95,824
                                           ============    ============

BASIC AND DILUTED EARNINGS PER SHARE       $        .03    $        .04
                                           ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (in thousands)                     2,303           2,303
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


                                         IEH CORPORATION

                                     STATEMENT OF CASH FLOWS
                                   Increase (Decrease) in Cash
                                           (Unaudited)


                                                                         Three Months Ended
                                                                    ----------------------------
                                                                      June 29,        June 30,
                                                                        2007            2006
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $     72,481    $     95,824
                                                                    ------------    ------------

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                             50,340          49,705

Changes in assets and liabilities:
(Increase) in accounts receivable                                       (113,248)        (97,532)
(Increase) decrease in inventories                                       (83,268)        129,623
(Increase) decrease in prepaid expenses and other current assets         (34,667)          5,607

Increase (decrease) in accounts payable                                  137,925        (126,331)
Increase in other current liabilities                                    107,453          13,301
Increase in accrued corporate income taxes                                10,656           4,293
(Decrease) in due to pension plan payable                                (12,000)         (9,000)
                                                                    ------------    ------------

          Total adjustments                                               63,191         (30,334)
                                                                    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                135,672          65,490
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                              (53,694)        (35,956)
                                                                    ------------    ------------

NET CASH USED BY INVESTING ACTIVITIES                               $    (53,694)   $    (35,956)
                                                                    ============    ============


      The accompanying notes should be read in conjunction with the financial statements.


                                      IEH CORPORATION

                                  STATEMENT OF CASH FLOWS
                                Increase (Decrease) in Cash
                                        (Unaudited)


                                                                  Three Months Ended
                                                             ----------------------------
                                                               June 29,        June 30,
                                                                 2007            2006
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                       $       (784)   $       (784)
   Proceeds (repayment) from accounts receivable financing        (73,761)          9,974
   (Repayment) of loans payable - officers                        (25,946)        (38,500)
                                                             ------------    ------------

NET CASH (USED) BY FINANCING ACTIVITIES                          (100,491)        (29,310)
                                                             ------------    ------------

INCREASE (DECREASE) IN CASH                                       (18,513)            224

CASH, beginning of period                                          34,908           8,742
                                                             ------------    ------------

CASH, end of period                                          $     16,395    $      8,966
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the three months for:

     Interest                                                $     16,280    $     11,303
                                                             ============    ============

     Income Taxes                                            $      3,544    $      6,207
                                                             ============    ============



      The accompanying should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-  INTERIM RESULTS AND BASIS OF PRESENTATION:

         The accompanying unaudited financial statements as of June 29, 2007 and June 30, 2006 and for the three months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 29, 2007 and June 30, 2006 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 29, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 30, 2007 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of IEH Corporation as of March 30, 2007 and notes thereto included in the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission.


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

         The Company's policy with respect to customer returns and allowances as well as product warranty is as follows:

         The Company will accept a return of defective product within one year from shipment for repair or replacement at the Company's option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of product.

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

         Concentration of Credit Risk:

         The Company maintains cash balances at one financial institution. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in the aggregate. There were no uninsured balances at either June 29, 2007 or March 30, 2007.

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

         Maintenance and repair expenditures are charged to operations, and renewals and betterments are capitalized. Items of property, plant and equipment, which are sold, retired or otherwise disposed of, are removed from the asset and accumulated depreciation or amortization accounts. Any gain or loss thereon is either credited or charged to operations.

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

         Net Income Per Share:

         The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
         (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 29, 2007 and June 30, 2006, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

         Fair Value of Financial Instruments:

         SFAS 105, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 29, 2007.

         The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, accounts receivable, accounts payable and borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair value or they were receivable or payable on June 29, 2007.

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

         Impairment of Long-Lived Assets:

         SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the three months ended June 29, 2007 and June 30, 2006, respectively.

         Reporting Comprehensive Income:

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the three months ended June 29, 2007 and June 30, 2006, respectively.

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

         The Company did not expend any funds on customer sponsored research and development during the three months ended June 29, 2007 and June 30, 2006. In addition the Company did not receive any revenues related to customer sponsored research and development activities during the three months ended June 29, 2007 and June 30, 2006.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - INVENTORIES: (continued)

         Inventories are comprised of the following:


                             June 29,     March 30,
                               2007         2007
                            ----------   ----------

         Raw materials      $  920,242   $  873,958
         Work in progress      388,212      368,675
         Finished goods        348,446      330,999
                            ----------   ----------

                            $1,656,900   $1,573,632
                            ==========   ==========


Note 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                    June 29,     March 30,
                                      2007         2007
                                   ----------   ----------

         Prepaid insurance         $      612   $    1,636
         Prepaid corporate taxes        9,726        9,744
         Other current assets          35,709           --
                                   ----------   ----------
                                   $   46,047   $   11,380
                                   ==========   ==========

Note 5 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are as follows:

                                               June 29,     March 30,
                                                 2007         2007
                                              ----------   ----------

         Computers                            $  212,321   $  210,321
         Leasehold improvements                  585,831      585,831
         Machinery and equipment               4,844,518    4,810,708
         Tools and dies                        1,998,073    1,980,189
         Furniture and fixture                   155,935      155,935
         Website development cost                  7,550        7,550
                                              ----------   ----------

                                               7,804,228    7,750,534
         Less: accumulated depreciation and
         amortization                          6,608,618    6,558,278
                                              ----------   ----------

                                              $1,195,610   $1,192,256
                                              ==========   ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6 - ACCOUNTS RECEIVABLE FINANCING:

         The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 8.25% at June 29, 2007. However, the agreement does stipulate that the minimum interest rate is 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of June 29, 2007 was $403,626. The balance due as of March 30, 2007 was $477,387.


Note 7 - OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                          June 29,     March 30,
                                            2007         2007
                                         ----------   ----------

         Payroll and vacation accruals   $  183,093   $  124,044
         Sales commissions                   20,099       21,381
         Accrued interest                    40,000           --
         Other                               12,436        2,750
                                         ----------   ----------
                                         $  255,628   $  148,175
                                         ==========   ==========

Note 8 - NOTES PAYABLE EQUIPMENT:

         The Company financed the acquisition of new equipment by issuing notes payable. The notes were payable over a sixty month period. The balance remaining at June 29, 2007 amounted to $2,875. The interest rate on the remaining note is 22%.

         Aggregate future principal payments are as follows:

         Fiscal Year Ending March:

         2008              $  2,875
                           --------
                           $  2,875
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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9 - RELATED PARTIES TRANSACTIONS: (continued)

         During the year ended March 25, 2005, one of these officers loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements. Though the period ended March 31, 2006, the Company had repaid $108,744 of the total funds loaned to it. During the year ended March 30, 2007, one of the officers loaned the company an additional $88,000 on a non-interest bearing basis. During the same period the Company repaid $76,000 of the loans made to it.

         During the three months ended June 29, 2007, the Company repaid $25,946 of the loans made to it. As of June 29, 2007, the balance due to one of these officers was $65,054.

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

         The PBGC further determined that pursuant to the provisions of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), that the Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have such Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan's termination date.

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


         Additionally, the Company had made balloon payments of $25,000 each on January 1, 2004, May 1, 2004, May 1, 2005 and January 1, 2006.

         The Company also granted the PBGC a lien on the Company's machinery and equipment.

         As a result of this agreement the amount due the PBGC was restated to $244,000. $12,000 was paid during the three months ended June 29, 2007, $43,000 was paid during the year ended March 30, 2007, $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $8,000 is reported as a current liability on the accompanying financial statements.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11- CHANGES IN STOCKHOLDERS' EQUITY:

         The accumulated deficit decreased by $72,481, which represents the net income for the three months ended June 29, 2007.

Note 12- 2001 EMPLOYEE STOCK OPTION PLAN:

         On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan ("Employee Option Plan") to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management. No options have been granted under the Employee Option Plan to date.

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

         Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 29, 2007, no options had been granted under this Plan.

Note 13 - CASH BONUS PLAN:

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company did not make a contribution for the three months ended June 29, 2007. For the year ended March 30, 2007, the contribution was $20,000.


Note 14 - COMMITMENTS:

         The Company leases its facility under a renewed tenure lease agreement which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 14 -  COMMITMENTS: (continued)


         Fiscal year ending March:

         2008                      $    126,288
         2009                           168,384
         2010                           168,384
         2011                           112,256
                                   ------------
                                   $    575,312
                                   ============

         The rental expense for the three months ended June 29, 2007 and June 30, 2006 was $36,267 and $34,648, respectively.

         The Company has a collective bargaining multi-employer pension plan ("Multi-Employer Plan") with the United Auto Workers of America, Local 259 ("UAW"). Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendment Act of 1990 (the "Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $17,588 and $16,154 for the three months ended June 29, 2007 and June 30, 2006, respectively.

         In 1992, the Company had been in arrears with respect to its contributions to the Multi-Employer Plan in the amount of $186,467. The Company and the UAW entered into a verbal agreement whereby the Company would continue making current contributions as well as making periodic payments to satisfy the outstanding arrears obligation to the Multi-Employer Plan. The outstanding obligation was satisfied by the Company on July 12th, 2007. Under the terms of this verbal agreement, the Company was not obligated to pay interest until the arrears were satisfied.

         The amount of interest due is subject to pending negotiations between the Company and the UAW.

         The Company has accrued the amount of $40,000 in interest expense in the current fiscal quarter.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

              Relationship to Total Revenues
                                                            June 29,       June 30,
                                                              2007           2006
                                                           ----------     ----------
         Operating Revenues (in thousands)                 $    1,769     $    1,596
                                                           ----------     ----------

         Operating Expenses:
           (as a percentage of Operating Revenues)

                     Costs of Products Sold                      71.8%          72.2%
                     Selling, General and Administrative         16.9%          17.0%
                     Interest Expense                             3.5%           1.0%
                     Depreciation and amortization                2.9%           3.1%
                                                           ----------     ----------

                            TOTAL COSTS AND EXPENSES             95.1%          93.3%
                                                           ----------     ----------

         Operating Income (loss)                                  4.9%           6.7%

         Other Income                                              --             --
                                                           ----------     ----------

         Income (loss) before Income Taxes                        4.9%           6.7%

         Income Taxes                                             (.8%)          (.7%)
                                                           ----------     ----------

         Net Income (loss)                                        4.1%           6.0%
                                                           ==========     ==========

Comparative Analysis-Three Months Ended June 29, 2007 and June 30, 2006

Operating revenues for the three months ended June 29, 2007 amounted to $1,768,676 reflecting a 10.8% increase versus the three months ended June 30, 2006 revenues of $1,596,159. The increase in revenues is due to an increase in commercial sales orders during the current quarter.

Cost of products sold amounted to $1,270,521 for the three months ended June 29, 2007, or 71.8% of operating revenues. This reflected a $117,703 or 10.2% increase in the cost of products sold from $1,152,818 or 72.2% of operating revenues for the three months ended June 30, 2006. The increase in cost of product sold is due primarily to the increase in costs related to the increase in revenues for the quarter ended June 29, 2007.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended June 29, 2007 and June 30, 2006 (continued)

Selling, general and administrative expenses were $299,621 or 16.9% of operating revenues for the three months ended June 29, 2007 compared to $271,098 or 17.0% of operating revenues for the three months ended June 30, 2006. This category of expense increased by $28,523 or 10.5% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

Interest expense was $61,540 for the three months ended June 29, 2007 or 3.5% of operating revenues. For the fiscal three months ended June 30, 2006, interest expense was $16,792 or 1.0% of operating revenues. The increase of $44,748 or 266.5% reflects primarily an accrual for interest on union pension arrears during the quarter ended June 29, 2007.

Depreciation and amortization of $50,340 or 2.9% of operating revenues was reported for the three months ended June 29, 2007. This reflects an increase of $635 from the prior three months ended June 30, 2006 of $49,705 or 3.1% of operating revenues.

The Company reported net income of $72,481 for the three months ended June 29, 2007 representing basic earnings of $.03 per share as compared to net income of $95,824 or $.04 per share for the three months ended June 30, 2006. The decrease in net income for the current three month period can be attributed primarily to the increased interest recorded during the current quarter.

Liquidity and Capital Resources

The Company reported working capital of $1,335,793 as of June 29, 2007 compared to a working capital of $1,267,189 as of March 30, 2007. The increase in working capital of $68,604 was attributable to the following items:

        Net income                                  $ 72,481
        Depreciation and amortization                 50,340
        Capital expenditures                         (53,694)
        Other transactions                              (523)

As a result of the above, the current ratio (current assets to current liabilities) was 1.90 to 1 at June 29, 2007 as compared to 1.95 to 1 at March 30, 2007. Current liabilities at June 29, 2007 were $1,478,368 compared to $1,334,302 at March 30, 2007.

The Company reported $53,694 in capital expenditures for the three months ended June 29, 2007 and reported depreciation of $50,340 for the same three-month period.

The net income of $72,481 for the three months ended June 29, 2007 resulted in an increase in stockholders' equity to $2,556,501 as compared to stockholders' equity of $2,484,020 at March 30, 2007.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime. However, the agreement does stipulate that the minimum interest rate is 12% per annum. At June 29, 2007 the amount outstanding with the factor was $403,626 as compared to $477,387 at March 30, 2007. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

During the year ended March 25, 2005, one of these officers loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements. Through the period ended March 31, 2006, the Company has repaid $108,744 of the total funds loaned to it. During the year ended March 30, 2007, one of the officers loaned the Company an additional $88,000 on a non-interest bearing basis. During the same period the Company repaid $76,000 of the loans made to it.

During the three months ended June 29, 2007, the Company repaid $25,946 of the loans made to it. As of June 29, 2007 the balance due to one of these officers was $65,054.

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $ 17,588 and 16,154 for the three months ended June 29, 2007 and June 30, 2006, respectively.

In 1992, the Company had been in arrears with respect to its contributions to the Multi-Employer Plan in the amount of $186,467. The Company and the UAW entered into a verbal agreement whereby the Company would continue making current contributions as well as making periodic payments to satisfy the outstanding arrears obligation to the Plan. The outstanding obligation was satisfied by the Company on July 12th, 2007. Under the terms of this verbal agreement, the Company was not obligated to pay interest until the arrears were satisfied.

The amount of interest due is subject to pending negotiations between the Company and the UAW.

The Company has accrued the amount of $40,000 in interest expense in the current fiscal quarter.

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

         September 1, 2003 to August 1, 2004 $2,000 per month September 1, 2004 to August 1, 2006 $3,000 per month September 1, 2006 to August 1, 2007 $4,000 per month


Additionally, the Company had made balloon payments of $25,000 each on January 1, 2004, May 1, 2004, May 1, 2005 and January 1, 2006.

The Company granted the PBGC a lien on the Company's machinery and equipment.

As a result of this agreement the amount due the PBGC was restated to $244,000. $12,000 was paid during the months ended June 29, 2007, $43,000 was paid during the year ended March 30, 2007, $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $8,000 is reported as a current liability on the accompanying financial statement.

On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management. No options have been granted under the Employee Option Plan to date.

Options granted to employees under the Employee Option Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or option which do not so qualify.

Under this Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 29, 2007, no options had been granted under the Plan.

                                 IEH CORPORATION


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Liquidity and Capital Resources (continued)

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. There were no contributions to the Cash Bonus Plan for the fiscal three months ended June 29, 2007. For the year ended March 29, 2007, the contribution was $20,000.

ITEM 3.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act."), the Company's Chief Executive Officer and Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-QSB, the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the Exchange Act is, recorded, processed, and reported within the time periods specified within the Securities and Exchange Commission's rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended June 29, 2007 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 6.  EXHIBITS.

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

                                   IEH CORPORATION
                                   (Registrant)


August 14, 2007                    /s/ Michael Offerman
                                   --------------------
                                   Michael Offerman
                                   President (Principal Executive Officer)


August 14, 2007                    /s/ Robert Knoth
                                   ----------------
                                   Robert Knoth
                                   Chief Financial Officer/Controller/Principal
                                   Accounting Officer