Form 10QSB
period 2007-09-30
IEH CORPORATION
filed 2007-11-07
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

                  Yes   X                              No

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 28, 2007.

                                 IEH CORPORATION

                                    CONTENTS

                                                                                  Page
                                                                                 Number
                                                                                 ------
Part I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

         Balance Sheets as of September 28, 2007 (Unaudited) and March 30, 2007    3

         Statement of Operations (Unaudited) for the three and six months ended
              September 28, 2007 and September 29, 2006                            5

         Statement of Cash Flows (Unaudited) for the six months ended September
              28, 2007 and September 29, 2006                                      6

         Notes to Financial Statements (Unaudited)                                 8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            19

ITEM 3 - CONTROLS AND PROCEDURES                                                  27

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                        28

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds              28

ITEM 3 - Defaults Upon Senior Securities                                          28

ITEM 4 - Submission of Matters to a Vote of Security Holders                      28

ITEM 5 - Other Information                                                        28

ITEM 6 - Exhibits and Reports on Form 8-K                                         28




SIGNATURES                                                                          29


EXHIBITS


Exhibit 31.1    Certification Pursuant to Section 302 of the Sarbanes Oxley Act     30


Exhibit 31.2    Certification Pursuant to Section 302 of the Sarbanes Oxley Act     31


Exhibit 32.1    Certification Pursuant to Section 906 of the Sarbanes Oxley Act     32


Exhibit 32.2    Certification Pursuant to Section 906 of the Sarbanes Oxley Act     33





                                                 IEH CORPORATION

                                                 BALANCE SHEETS

                                   As of September 28, 2007 and March 30, 2007


                                                                               September 28,       March 30,
                                                                                   2007              2007
                                                                              ---------------   ---------------
                                                                                (Unaudited)
                                       ASSETS

CURRENT ASSETS:
  Cash                                                                        $         2,825   $        34,908
  Accounts receivable, less allowances for doubtful accounts of  $11,562 at
    September 28, 2007 and March 30, 2007                                           1,180,311           981,571
  Inventories (Note 3)                                                              1,682,800         1,573,632
  Prepaid expenses and other current assets (Note 4)                                   48,370            11,380
                                                                              ---------------   ---------------

          Total current assets                                                      2,914,306         2,601,491
                                                                              ---------------   ---------------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,658,958 at September 28, 2007
   and $6,558,278 at March 30, 2007 (Note 5)                                        1,188,696         1,192,256
                                                                              ---------------   ---------------
                                                                                    1,188,696         1,192,256
                                                                              ---------------   ---------------

OTHER ASSETS:
  Other assets                                                                         25,204            25,098
                                                                              ---------------   ---------------
                                                                                       25,204            25,098
                                                                              ---------------   ---------------

        Total assets                                                          $     4,128,206   $     3,818,845
                                                                              ===============   ===============


            The accompanying notes and should be read in conjunction with the financial statements.


                                             IEH CORPORATION

                                             BALANCE SHEETS

                               As of September 28, 2007 and March 30, 2007


                                                                      September 28,         March 30,
                                                                          2007                2007
                                                                     ---------------    ---------------
                                                                      (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts receivable financing (Note 6)                            $       413,447    $       477,387
   Notes payable, equipment, current portion (Note 8)                          2,091              3,136
   Loans payable- officers (Note 9)                                           57,400             91,000
   Accrued corporate income taxes                                             17,232              5,800
   Accounts payable                                                          828,019            588,804
   Pension plan payable, current portion (Note 10)                                --             20,000
   Other current liabilities (Note 7)                                        226,010            148,175
                                                                     ---------------    ---------------

          Total current liabilities                                        1,544,199          1,334,302
                                                                     ---------------    ---------------

LONG-TERM LIABILITIES:
   Notes payable, equipment, less current portion (Note 8)                        --                523
                                                                     ---------------    ---------------
          Total long-term liabilities                                             --                523
                                                                     ---------------    ---------------

          Total liabilities                                                1,544,199          1,334,825
                                                                     ---------------    ---------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
     2,303,468 shares issued and outstanding at September 28, 2007
     and March 30, 2007                                                       23,035             23,035
   Capital in excess of par value                                          2,744,573          2,744,573
   Retained earnings (Deficit) (Note 11)                                    (183,601)          (283,588)
                                                                     ---------------    ---------------
          Total stockholders' equity                                       2,584,007          2,484,020
                                                                     ---------------    ---------------

          Total liabilities and stockholders' equity                 $     4,128,206    $     3,818,845
                                                                     ===============    ===============


          The accompanying notes should be read in conjunction with the financial statements.


                                         IEH CORPORATION

                                     STATEMENT OF OPERATIONS
                                           (Unaudited)

                                                Six Months Ended           Three Months Ended
                                                ----------------           ------------------
                                            Sept. 28,     Sept. 29,      Sept. 28,     Sept. 29,
                                              2007          2006           2007          2006
                                           -----------   -----------   -----------    -----------
REVENUE, net sales                         $ 3,576,485   $ 3,042,925   $ 1,807,809    $ 1,446,766
                                           -----------   -----------   -----------    -----------

COSTS AND EXPENSES

Cost of products sold                        2,637,921     2,258,859     1,367,400      1,106,041
Selling, general and administrative            601,698       549,658       302,077        278,560
Interest expense                               115,144        32,168        53,604         15,376
Depreciation and amortization                  100,680        99,409        50,340         49,704
                                           -----------   -----------   -----------    -----------
                                             3,455,443     2,940,094     1,773,421      1,449,681
                                           -----------   -----------   -----------    -----------


OPERATING INCOME                               121,042       102,831        34,388         (2,915)

OTHER INCOME                                       152           786           125            208
                                           -----------   -----------   -----------    -----------

INCOME BEFORE INCOME TAXES                     121,194       103,617        34,513         (2,707)

PROVISION FOR INCOME TAXES                      21,207        16,000         7,007          5,500
                                           -----------   -----------   -----------    -----------

NET INCOME                                 $    99,987   $    87,617   $    27,506    $    (8,207)
                                           ===========   ===========   ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE
                                           $       .04   $       .04   $       .01    $      (.01)
                                           ===========   ===========   ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (in thousands)
                                                 2,303         2,303         2,303          2,303
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


                                         IEH CORPORATION

                                     STATEMENT OF CASH FLOWS
                                   Increase (Decrease) in Cash
                                           (Unaudited)


                                                                         Six Months Ended
                                                                    ----------------------------
                                                                     Sept. 28,       Sept. 29,
                                                                        2007            2006
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $     99,987    $     87,617
                                                                    ------------    ------------

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                            100,680          99,409

Changes in assets and liabilities:
(Increase) in accounts receivable                                       (198,740)        (94,274)
(Increase) decrease in inventories                                      (109,168)        167,423
(Increase) in prepaid expenses and other current assets                  (36,990)        (35,882)
(Increase) in other assets                                                  (106)            (89)

Increase (decrease) in accounts payable                                  239,215        (106,941)
Increase (decrease) in other current liabilities                          77,835         (56,914)
Increase (decrease) in accrued corporate income taxes                     11,432         (17,366)
(Decrease) in due to pension plan payable                                (20,000)        (19,000)
                                                                    ------------    ------------

          Total adjustments                                               64,158         (63,634)
                                                                    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                164,145          23,983
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                              (97,120)        (99,410)
                                                                    ------------    ------------

NET CASH USED BY INVESTING ACTIVITIES                               $    (97,120)   $    (99,410)
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


                                      IEH CORPORATION

                                  STATEMENT OF CASH FLOWS
                                Increase (Decrease) in Cash
                                        (Unaudited)


                                                                   Six Months Ended
                                                             ----------------------------
                                                               Sept. 28,      Sept. 26,
                                                                 2007            2006
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                       $     (1,568)   $     (1,568)
   Proceeds (repayment) from accounts receivable financing        (63,940)        143,729
   (Repayment) of loans payable - officers                        (33,600)        (67,000)
                                                             ------------    ------------

NET CASH (USED) BY FINANCING ACTIVITIES                           (99,108)         75,161
                                                             ------------    ------------

INCREASE (DECREASE) IN CASH                                       (32,083)           (266)

CASH, beginning of period                                          34,908           8,742
                                                             ------------    ------------

CASH, end of period                                          $      2,825    $      8,476
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the three months for:

     Interest                                                $     16,330    $     27,110
                                                             ============    ============

     Income Taxes                                            $      4,085    $     29,962
                                                             ============    ============




      The accompanying should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-  INTERIM RESULTS AND BASIS OF PRESENTATION:

         The accompanying unaudited financial statements as of September 28, 2007 and September 29, 2006 and for the six months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 28, 2007 and September 29, 2006 and the results of operations and cash flows for the six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 28, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 30, 2007 has been derived from the audited financial statements at that date.

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

         Concentration of Credit Risk:

         The Company maintains cash balances at one financial institution. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in the aggregate. There were no uninsured balances at either September 28, 2007 or March 30, 2007.

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

         Net Income Per Share:

         The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
         (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 28, 2007 and September 29, 2006, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

         Fair Value of Financial Instruments:

         SFAS 105, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 28, 2007.

         The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, accounts receivable, accounts payable and borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair value or they were receivable or payable on September 28, 2007.

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

         Impairment of Long-Lived Assets:

         SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long-lived asset impairments recognized by the Company for the six months ended September 28, 2007 and September 29, 2006 respectively.

         Reporting Comprehensive Income:

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the six months ended September 28, 2007 and September 29, 2006 respectively.

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

         The Company did not expend any funds on customer sponsored research and development during the six months ended September 28, 2007 and September 29, 2006. In addition the Company did not receive any revenues related to customer sponsored research and development activities during the six months ended September 28, 2007 and September 29, 2006.

         Effect of New Accounting Pronouncements:

         Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No.48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No.109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in an income tax filing. The evaluation of a tax position is a two step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being recognized. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

         The Company believes that with its adoption of FIN 48, that the income tax positions taken by it did not have a material effect on the financial statements for the six months ended September 28, 2007.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

         Effect of New Accounting Pronouncements: (continued)

         In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS No. 159 will have a material impact on its financial statements.

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

         Inventories are comprised of the following:


                                     Sept. 28,    March 30,
                                        2007         2007
                                     ----------   ----------

         Raw materials               $  934,627   $  873,958
         Work in progress               394,280      368,675
         Finished goods                 353,893      330,999
                                     ----------   ----------

                                     $1,682,800   $1,573,632
                                     ==========   ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                    Sept. 28,    March 30,
                                      2007         2007
                                   ----------   ----------

         Prepaid insurance         $    2,757   $    1,636
         Prepaid corporate taxes        7,681        9,744
         Other current assets          37,932           --
                                   ----------   ----------
                                   $   48,370   $   11,380
                                   ==========   ==========

Note 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:


                                              Sept. 28,     March 30,
                                                 2007         2007
                                              ----------   ----------

         Computers                            $  212,321   $  210,321
         Leasehold improvements                  585,831      585,831
         Machinery and equipment               4,868,694    4,810,708
         Tools and dies                        2,017,323    1,980,189
         Furniture and fixture                   155,935      155,935
         Website development cost                  7,550        7,550
                                              ----------   ----------

                                               7,847,654    7,750,534
         Less: accumulated depreciation and
         amortization                          6,658,958    6,558,278
                                              ----------   ----------

                                              $1,188,696   $1,192,256
                                              ==========   ==========

Note 6 - ACCOUNTS RECEIVABLE FINANCING:

         The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 7.75% at September 28, 2007. However, the agreement does stipulate that the minimum interest rate is 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of September 28, 2007 was $413,447. The balance due as of March 30, 2007 was $477,387.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                           Sept. 28,    March 30,
                                             2007         2007
                                          ----------   ----------

         Payroll and vacation accruals    $  122,408   $  124,044
         Sales commissions                    18,133       21,381
         Accrued interest (see Note 14)       71,000           --
         Other                                14,469        2,750
                                          ----------   ----------
                                          $  226,010   $  148,175
                                          ==========   ==========

Note 8 - NOTES PAYABLE EQUIPMENT:

         The Company financed the acquisition of new equipment by issuing notes payable. The notes were payable over a sixty month period. The balance remaining at September 28, 2007 amounted to $2,091. The interest rate on the remaining note is 22%.

         Aggregate future principal payments are as follows:

         Fiscal Year Ending March:

         2008                             $  1,568
         2009                                  523
                                          --------
                                          $  2,091
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

         During the six months ended September 28, 2007, the Company repaid $33,600 of the loans made to it. As of September 28, 2007 the balance due to one of these officers was $57,400.

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

         As a result of this agreement the amount due the PBGC was restated to $244,000. The balance due the PBGC was satisfied on September 1, 2007.

Note 11- CHANGES IN STOCKHOLDERS' EQUITY:

         The accumulated deficit decreased by $99,987, which represents the net income for the six months ended September 28, 2007.

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

         The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 28, 2007 no options had been granted under this Plan.

Note 13 - CASH BONUS PLAN:

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $20,500 for the six months ended September 28, 2007. For the year ended March 30, 2007, the contribution was $20,000.


Note 14 - COMMITMENTS:

         The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

         Fiscal year ending March:

         2008                                   $      84,192
         2009                                         168,384
         2010                                         168,384
         2011                                         112,256
                                                -------------
                                                $     533,216
                                                =============

         The rental expense for the six months ended September 28, 2007 and September 29, 2006 was $72,534 and $69,296, respectively.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 14 - COMMITMENTS: (continued)

         The Company has a collective bargaining multi-employer pension plan ("Multi-Employer Plan") with the United Auto Workers of America, Local 259 ("UAW"). Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendment Act of 1990 (the "Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $36,318 and $33,925 for the six months ended September 28, 2007 and September 29, 2006, respectively.

         In 1992, the Company had been in arrears with respect to its contributions to the Multi-Employer Plan in the amount of $186,467. The Company and the UAW entered into a verbal agreement whereby the Company would continue making current contributions as well as making periodic payments to satisfy the outstanding arrears obligation to the Multi-Employer Plan. The outstanding obligation was satisfied by the Company on July 12th, 2007. Under the terms of this verbal agreement, the Company was not obligated to pay interest until the arrears was satisfied.

         The amount of interest due is subject to ongoing negotiations between the Company and the UAW.

         The Company has accrued the amount of $71,000 in interest expense in the six months ended September 28, 2007.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Results of Operations

Comparative Analysis-Six Months Ended September 28, 2007 and September 29, 2006

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

    Relationship to Total Revenues

                                                     Sept. 28,     Sept. 29,
                                                       2007          2006
                                                    ----------    ----------

  Operating Revenues (in thousands)                 $    3,576    $    3,043
                                                    ----------    ----------

  Operating Expenses:
    (as a percentage of Operating Revenues)

              Costs of Products Sold                     73.76%        74.23%
              Selling, General and Administrative        16.82%        18.06%
              Interest Expense                            3.22%         1.06%
              Depreciation and amortization               2.82%         3.27%
                                                    ----------    ----------

                     TOTAL COSTS AND EXPENSES            96.62%        96.62%
                                                    ----------    ----------

  Operating Income (loss)                                 3.38%         3.38%

  Other Income                                              --           .03%
                                                    ----------    ----------

  Income (loss) before Income Taxes                       3.38%         3.41%

  Income Taxes                                             .59%          .53%
                                                    ----------    ----------

  Net Income (loss)                                       2.79%         2.88%
                                                    ==========    ==========


Operating revenues for the six months ended September 28, 2007 amounted to $3,576,485 reflecting a 17.53% increase versus the six months ended September 29, 2006 revenues of $3,042,925. The increase in revenues is due to an increase in commercial sales orders during the current quarter.

Cost of products sold amounted to $2,637,921 for the six months ended September 28, 2007, or 73.76% of operating revenues. This reflected a $379,062 or 16.78% increase in the cost of products sold from $2,258,859 or 74.23% of operating revenues for the six months ended September 29, 2006. The increase in cost of product sold, is due primarily to the increase in costs related to the increase in revenues for the quarter ended September 28, 2007.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Six Months Ended September 28, 2007 and September 29, 2006 (continued)

Selling, general and administrative expenses were $601,698 or 16.82% of operating revenues for the six months ended September 28, 2007 compared to $549,658 or 18.06% of operating revenues for the six months ended September 29, 2006. This category of expense increased by $52,040 or 9.47% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

Interest expense was $115,144 for the six months ended September 28, 2007 or 3.22% of operating revenues. For the fiscal six months ended September 29, 2006, interest expense was $32,168 or 1.06% of operating revenues. The increase of $82,976 or 257.95% reflects primarily an accrual for disputed interest on union pension arrears during the six months ended September 28, 2007, the amount of interest due will be settled in the next quarter.

Depreciation and amortization of $100,680 or 2.82% of operating revenues was reported for the six months ended September 28, 2007. This reflects an increase of $1,271 from the prior six months ended September 29, 2006 of $99,409 or 3.27% of operating revenues.

The Company reported net income of $99,987 for the six months ended September 28, 2007 representing basic earnings of $.04 per share as compared to net income of $27,506 or $.01 per share for the six months ended September 29, 2006. The increase in net income for the current six month period can be attributed primarily to the increase in commercial sales orders shipped during the quarter ended September 28, 2007.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended September 28, 2007 and September 29,
2006

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

    Relationship to Total Revenues

                                                     Sept. 28,     Sept. 29,
                                                       2007          2006
                                                    ----------    ----------

  Operating Revenues (in thousands)                 $    1,808    $    1,447
                                                    ----------    ----------

  Operating Expenses:
    (as a percentage of Operating Revenues)

              Costs of Products Sold                     75.64%        76.43%
              Selling, General and Administrative        16.71%        19.28%
              Interest Expense                            2.96%         1.04%
              Depreciation and amortization               2.78%         3.46%
                                                    ----------    ----------

                     TOTAL COSTS AND EXPENSES            98.09%       100.21%
                                                    ----------    ----------

  Operating Income (loss)                                 1.91%         (.21%)

  Other Income                                              --            --
                                                    ----------    ----------

  Income (loss) before Income Taxes                       1.91%         (.21)%

  Income Taxes                                             .39%          .35%
                                                    ----------    ----------

  Net Income (loss)                                       1.52%         (.55%)
                                                    ==========    ==========

Operating revenues for the three months ended September 28, 2007 amounted to $1,807,809 reflecting a 24.96% increase versus the three months ended September 29, 2006 revenues of $1,446,766. The increase in revenues is due to an increase in commercial sales orders during the current quarter.

Cost of products sold amounted to $1,367,400 for the three months ended September 28, 2007, or 75.64% of operating revenues. This reflected a $261,359 or 23.63% increase in the cost of products sold from $1,106,041 or 76.43% of operating revenues for the three months ended September 29, 2006. The increase in cost of product sold is due primarily to the increase in costs related to the increase in revenues for the quarter ended September 28, 2007.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended September 28, 2007 and September 29, 2006 (continued)

Selling, general and administrative expenses were $302,077 or 16.71% of operating revenues for the three months ended September 28, 2007 compared to $278,560 or 19.28% of operating revenues for the three months ended September 29, 2006. This category of expenses increased by $23,517 or 8.44% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

Interest expense was $53,604 for the three months ended September 28, 2007 or 2.96% of operating revenues. For the fiscal three months ended September 29, 2006, interest expense was $15,376 or 1.04% of operating revenues. The increase of $38,228 or 248.62% reflects primarily an accrual for interest on union pension arrears during the quarter ended September 28, 2007.

Depreciation and amortization of $50,340 or 2.78% of operating revenues was reported for the three months ended September 28, 2007. This reflects an increase of $636 or 1.28% from the prior three months ended September 29, 2006 of $49,704 or 3.46% of operating revenues.

The Company reported net income of $27,506 for the three months ended September 28, 2007 representing basic earnings of $.01 per share as compared to a net loss of $8,207 or $.01 per share for the three months ended September 29, 2006. The increase in net income for the current three month period can be attributed primarily to the increase in sales orders shipped in the current quarter.

Liquidity and Capital Resources

The Company reported working capital of $1,370,108 as of September 28, 2007 compared to a working capital of $1,267,189 as of March 30, 2007. The increase in working capital of $102,919 was attributable to the following items:

        Net income
                                                        $ 99,987
        Depreciation and amortization                    100,680
        Capital expenditures                             (97,120)
        Other transactions                                  (628)

As a result of the above, the current ratio (current assets to current liabilities) was 1.89 to 1 at September 28, 2007 as compared to 1.95 to 1 at March 30, 2007. Current liabilities at September 28, 2007 were $1,544,198 compared to $1,334,302 at March 30, 2007.

The Company reported $97,120 in capital expenditures for the six months ended September 28, 2007 and reported depreciation of $100,680 for the same six-month period.

The net income of $99,987 for the six months ended September 28, 2007 resulted in an increase in stockholders' equity to $2,584,008 as compared to stockholders' equity of $2,484,020 at March 30, 2007.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime. However, the agreement does stipulate that the minimum interest rate is 12% per annum. At September 28, 2007 the amount outstanding with the factor was $413,447 as compared to $477,387 at March 30, 2007. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

During the six months ended September 28, 2007, the Company repaid $33,600 of the loans made to it. As of September 28, 2007 the balance due to one of these officers was $57,400.

The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259 ("UAW"). Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendment Act of 1990 (the "Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $36,318 and 33,925 for the six months ended September 28, 2007 and September 29, 2006, respectively.

In 1992, the Company had been in arrears with respect to its contributions to the Multi-Employer Plan in the amount of $186,467. The Company and the UAW entered into a verbal agreement whereby the Company would continue making current contributions as well as making periodic payments to satisfy the outstanding arrears obligation to the Multi-Employer Plan. The outstanding obligation was satisfied by the Company on July 12th, 2007. Under the terms of this verbal agreement, the Company was not obligated to pay interest until the arrears was satisfied.

The amount of interest due is subject to ongoing negotiations between the Company and the UAW.

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

As a result of this agreement the amount due the PBGC was restated to $244,000. This liability was satisfied on September 1, 2007.

On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2001 Employees Stock Option Plan ("Employee Option Plan") to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management. No options have been granted under the Employee Option Plan to date.

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

                                 IEH CORPORATION


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Liquidity and Capital Resources (continued)

In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 28, 2007 no options had been granted under the Employee Stock Option Plan.

In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $20,500 for the Cash Bonus Plan for the fiscal six months ended September 28, 2007. For the year ended March 29, 2007 the contribution was $20,000.

ITEM 3.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's Chief Executive Officer and Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-QSB, the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the Exchange Act is, recorded, processed, and reported within the time periods specified within the Securities and Exchange Commission's rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended September 28, 2007 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                         IEH CORPORATION
                         (Registrant)


November 6, 2007         /s/ Michael Offerman
----------------         --------------------
                         Michael Offerman
                         President (Principal Executive Officer)


November 6, 2007         /s/ Robert Knoth
----------------         ----------------
                         Robert Knoth
                         Chief Financial Officer/Controller/Principal Accounting
                         Officer