Form 10QSB
period 2007-12-28
IEH CORPORATION
filed 2008-02-08
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 2007

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

              -----------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

         Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes      X                                          No

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 28, 2007.

                                 IEH CORPORATION

                                    CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION


ITEM 1- FINANICAL STATEMENTS

         Balance Sheets as of December 28, 2007 (Unaudited) and
              March 30, 2007                                                 3

         Statement of Operations (Unaudited) for the three and nine
              months ended December 28, 2007 and December 29, 2006           5

         Statement of Cash Flows (Unaudited) for the nine months ended
              December 28, 2007 and December 29, 2006                        6

         Notes to Financial Statements (Unaudited)                           8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 19


ITEM 3 - CONTROLS AND PROCEDURES                                            27


PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings                                                  28


ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds        28


ITEM 3 - Defaults Upon Senior Securities                                    28


ITEM 4 - Submission of Matters to a Vote of Security Holders                28


ITEM 5 - Other Information                                                  28


ITEM 6 - Exhibits and Reports on Form 8-K                                   28

SIGNATURES                                                                   29


EXHIBITS


Exhibit 31.1      Certification Pursuant to Section 302 of the
                    Sarbanes Oxley Act                                       30


Exhibit 31.2      Certification Pursuant to Section 302 of the
                    Sarbanes Oxley Act                                       31


Exhibit 32.1      Certification Pursuant to Section 906 of the
                    Sarbanes Oxley Act                                       32


Exhibit 32.2      Certification Pursuant to Section 906 of the
                    Sarbanes Oxley Act                                       33


                                         IEH CORPORATION

                                          BALANCE SHEETS

                            As of December 28, 2007 and March 30, 2007


                                                                      December 28,     March 30,
                                                                          2007           2007
                                                                      ------------   ------------
                                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                $     14,772   $     34,908
  Accounts receivable, less allowances for doubtful accounts of
    $11,562 at December 28, 2007 and March 30, 2007                      1,118,021        981,571
  Inventories (Note 3)                                                   1,827,500      1,573,632
  Prepaid expenses and other current assets (Note 4)                        72,305         11,380
                                                                      ------------   ------------

          Total current assets                                           3,032,598      2,601,491
                                                                      ------------   ------------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,708,938 at December 28, 2007
   and $6,558,278 at March 30, 2007 (Note 5)                             1,190,014      1,192,256
                                                                      ------------   ------------
                                                                         1,190,014      1,192,256
                                                                      ------------   ------------

OTHER ASSETS:
  Other assets                                                              25,413         25,098
                                                                      ------------   ------------
                                                                            25,413         25,098
                                                                      ------------   ------------

        Total assets                                                  $  4,248,025   $  3,818,845
                                                                      ============   ============



     The accompanying notes and should be read in conjunction with the financial statements.

                                              - 3 -

                                          IEH CORPORATION

                                          BALANCE SHEETS

                            As of December 28, 2007 and March 30, 2007


                                                                     December 28,      March 30,
                                                                         2007            2007
                                                                    -------------    -------------
                                                                     (Unaudited)
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts receivable financing (Note 6)                           $     697,493    $     477,387
   Notes payable, equipment, current portion (Note 8)                       1,307            3,136
   Loans payable- officer (Note 9)                                         47,000           91,000
   Accrued corporate income taxes                                          35,206            5,800
   Accounts payable                                                       508,223          588,804
   Pension plan payable, current portion (Note 10)                             --           20,000
   Other current liabilities (Note 7)                                     225,199          148,175
                                                                    -------------    -------------

          Total current liabilities                                     1,514,428        1,334,302
                                                                    -------------    -------------

LONG-TERM LIABILITIES:
   Notes payable, equipment, less current portion (Note 8)                     --              523
                                                                    -------------    -------------
          Total long-term liabilities                                          --              523
                                                                    -------------    -------------

          Total liabilities                                             1,514,428        1,334,825
                                                                    -------------    -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
     2,303,468 shares issued and outstanding at December 28, 2007
     and March 30, 2007                                                    23,035           23,035
   Capital in excess of par value                                       2,744,573        2,744,573
   Retained earnings (Deficit) (Note 11)                                  (34,011)        (283,588)
                                                                    -------------    -------------
          Total stockholders' equity                                    2,733,597        2,484,020
                                                                    -------------    -------------

          Total liabilities and stockholders' equity                $   4,248,025    $   3,818,845
                                                                    =============    =============





       The accompanying notes should be read in conjunction with the financial statements.

                                              - 4 -

                                     IEH CORPORATION

                                 STATEMENT OF OPERATIONS
                                       (Unaudited)

                                          Nine Months Ended        Three Months Ended
                                          -----------------        ------------------
                                        Dec. 28,     Dec. 29,     Dec. 28,     Dec. 29,
                                          2007         2006         2007         2006
                                       ----------   ----------   ----------   ----------
REVENUE, net sales                     $5,511,577   $4,575,509   $1,935,092   $1,532,584
                                       ----------   ----------   ----------   ----------

COSTS AND EXPENSES

Cost of products sold                   4,009,085    3,405,727    1,371,164    1,146,868
Selling, general and administrative       920,290      829,941      318,592      280,283
Interest expense                          151,541       50,866       36,397       18,698
Depreciation and amortization             150,660      149,113       49,980       49,704
                                       ----------   ----------   ----------   ----------
                                        5,231,576    4,435,647    1,776,133    1,495,553
                                       ----------   ----------   ----------   ----------


OPERATING INCOME                          280,001      139,862      158,959       37,301

OTHER INCOME                                  383          918          231          132
                                       ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                280,384      140,780      159,190       37,163

PROVISION FOR INCOME TAXES                 30,807       19,600        9,600        3,600
                                       ----------   ----------   ----------   ----------

NET INCOME                             $  249,577   $  121,180   $  149,590   $   33,563
                                       ==========   ==========   ==========   ==========

BASIC AND DILUTED EARNINGS PER SHARE   $      .11   $      .05   $      .06   $      .01
                                       ==========   ==========   ==========   ==========


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING (in thousands)                  2,303        2,303        2,303        2,303
                                       ==========   ==========   ==========   ==========



  The accompanying notes should be read in conjunction with the financial statements.

                                         - 5 -

                                      IEH CORPORATION

                                  STATEMENT OF CASH FLOWS
                                Increase (Decrease) in Cash
                                        (Unaudited)


                                                                       Nine Months Ended
                                                                    ----------------------
                                                                     Dec. 28,     Dec. 29,
                                                                       2007         2006
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 249,577    $ 121,180
                                                                    ---------    ---------

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                         150,660      149,113

Changes in assets and liabilities:
(Increase) in accounts receivable                                    (136,450)     (68,601)
(Increase) decrease in inventories                                   (253,868)      84,223
(Increase) in prepaid expenses and other current assets               (60,925)     (31,581)
(Increase) in other assets                                               (314)      (1,712)

(Decrease) in accounts payable                                        (80,582)     (60,487)
Increase (decrease) in other current liabilities                       77,024       (6,333)
Increase (decrease) in accrued corporate income taxes                  29,406      (33,697)
(Decrease) in due to pension plan payable                             (20,000)     (31,000)
                                                                    ---------    ---------

          Total adjustments                                          (295,049)         (75)
                                                                    ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      (45,472)     121,105
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                          (148,418)    (128,743)
                                                                    ---------    ---------

NET CASH (USED) BY INVESTING ACTIVITIES                             $(148,418)   $(128,743)
                                                                    =========    =========





   The accompanying notes should be read in conjunction with the financial statements.


                                          - 6 -

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                       Nine Months Ended
                                                    ----------------------
                                                     Dec. 28,     Dec. 29,
                                                       2007         2006
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable              $  (2,352)   $  (2,352)
   Proceeds from accounts receivable financing        220,106       33,516
  (Repayment) of loans payable - officer              (44,000)     (28,000)
                                                    ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES             173,754        3,164
                                                    ---------    ---------

 (DECREASE) IN CASH                                   (20,136)      (4,474)

CASH, beginning of period                              34,908        8,742
                                                    ---------    ---------

CASH, end of period                                 $  14,772    $   4,268
                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the three months for:

     Interest                                       $  66,488    $  45,405
                                                    =========    =========

     Income Taxes                                   $  11,812    $   5,621
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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-  INTERIM RESULTS AND BASIS OF PRESENTATION:

         The accompanying unaudited financial statements as of December 28, 2007 and December 29, 2006 and for the nine months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 28, 2007 and December 29, 2006 and the results of operations and cash flows for the nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended December 28, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 30, 2007 has been derived from the audited financial statements at that date.

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

         The Company's policy with respect to customer returns and allowances as well as product warranty is as follows:

         The Company will accept a return of defective product within one year from shipment for repair or replacement at the Company's option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of product. The Company's experience has been that a loss from returns is extremely remote. Accordingly, the Company's management does not believe that an allowance for loss from returns is necessary.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

         Concentration of Credit Risk:

         The Company maintains cash balances at one financial institution. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in the aggregate. There were no uninsured balances at either December 28, 2007 or March 30, 2007.

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

         Net Income Per Share:

         The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
         (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 28, 2007 and December 29, 2006, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

         Fair Value of Financial Instruments:

         SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

         Fair Value of Financial Instruments: (continued)

         The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, accounts receivable, accounts payable and borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair value or they were receivable or payable on December 28, 2007.

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

         Impairment of Long-Lived Assets:

         SFAS No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the nine months ended December 28, 2007 and December 29, 2006 respectively.

         Reporting Comprehensive Income:

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the nine months ended December 28, 2007 and December 29, 2006 respectively.

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

         The Company did not expend any funds on customer sponsored research and development during the nine months ended December 28, 2007 and December 29, 2006. In addition, the Company did not receive any revenues related to customer sponsored research and development activities during the nine months ended December 28, 2007 and December 29, 2006.

         Effect of New Accounting Pronouncements:

         Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No.109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in an income tax filing. The evaluation of a tax position is a two step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being recognized. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

         The Company believes that with its adoption of FIN 48, that the income tax positions taken by it did not have a material effect on the financial statements for the nine months ended December 28, 2007.

         In December 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

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

         Inventories are comprised of the following:


                             Dec. 28,    March 30,
                               2007         2007
                            ----------   ----------

         Raw materials      $1,014,994   $  873,958
         Work in progress      428,183      368,675
         Finished goods        384,323      330,999
                            ----------   ----------

                            $1,827,500   $1,573,632
                            ==========   ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                    Dec. 28,     March 30,
                                      2007         2007
                                   ----------   ----------

         Prepaid insurance         $   18,197   $    1,636
         Prepaid corporate taxes        7,681        9,744
         Other current assets          46,427           --
                                   ----------   ----------
                                   $   72,305   $   11,380
                                   ==========   ==========

Note 5 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are as follows:

                                                  Dec. 28,  March 30,
                                                    2007    2007
                                              ----------   ----------

         Computers                            $  212,321   $  210,321
         Leasehold improvements                  585,831      585,831
         Machinery and equipment               4,898,392    4,810,708
         Tools and dies                        2,038,923    1,980,189
         Furniture and fixture                   155,935      155,935
         Website development cost                  7,550        7,550
                                              ----------   ----------

                                               7,898,952    7,750,534
         Less: accumulated depreciation and
         amortization                          6,708,938    6,558,278
                                              ----------   ----------

                                              $1,190,014   $1,192,256
                                              ==========   ==========


Note 6 - ACCOUNTS RECEIVABLE FINANCING:

         The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 7.25% at December 28, 2007. However, the agreement does stipulate that the minimum interest rate is 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of December 28, 2007 was $697,493. The balance due as of March 30, 2007 was $477,387.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                          Dec. 28,     March 30,
                                            2007         2007
                                         ----------   ----------

         Payroll and vacation accruals   $  196,109   $  124,044
         Sales commissions                   15,412       21,381
         Other                               13,678        2,750
                                         ----------   ----------
                                         $  225,199   $  148,175
                                         ==========   ==========

Note 8 - NOTES PAYABLE EQUIPMENT:

         The Company financed the acquisition of new equipment by issuing notes payable. The notes were payable over a sixty month period. The balance remaining at December 28, 2007 amounted to $1,307. The interest rate on the remaining note is 22%.

         Aggregate future principal payments are as follows:

         Fiscal Year Ending March:

         2008                                      $    784
         2009                                           523
                                                   --------
                                                   $  1,307
                                                   ========


Note 9 - RELATED PARTIES TRANSACTIONS:

         During the year ended March 26, 2004, two of the Company's officers loaned the Company a total of $52,000 on a non-interest bearing basis. The Company used these funds as a source of additional working capital.

         During the year ended March 25, 2005, one of these officers loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements. Through the period ended March 31, 2006, the Company had repaid $108,744 of the total funds loaned to it. During the year ended March 30, 2007, one of the officers loaned the company an additional $88,000 on a non-interest bearing basis. During the same period the Company repaid $76,000 of the loans made to it. The balance, due to the one officer at March 30, 2007 was $91,000.

         During the nine months ended December 28, 2007, the Company repaid $44,000 of the loans made to it. As of December 28, 2007 the balance due to one of these officers was $47,000.

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

Note 11- CHANGES IN STOCKHOLDERS' EQUITY:

         The accumulated deficit decreased by $249,577, which represents the net income for the nine months ended December 28, 2007.

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

         The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 28, 2007 no options had been granted under this Plan.

Note 13 - CASH BONUS PLAN:

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $40,000 for the nine months ended December 28, 2007. For the year ended March 30, 2007, the contribution was $20,000.


Note 14 - COMMITMENTS:

         The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

         Fiscal year ending March:

         2008                                   $      42,096
         2009                                         168,384
         2010                                         168,384
         2011                                         112,256
                                                -------------
                                                $     491,120
                                                =============

         The rental expense for the nine months ended December 28, 2007 and December 29, 2006 was $108,801 and $106,102, respectively.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 14 - COMMITMENTS: (continued)

         The Company has a collective bargaining multi-employer pension plan ("Multi-Employer Plan") with the United Auto Workers of America, Local 259 ("UAW"). Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendment Act of 1990 (the "Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $59,127 and $49,301 for the nine months ended December 28, 2007 and December 29, 2006, respectively.

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

         The UAW and the Company agreed in October 2007 that the total amount of interest due would be $85,000. The Company paid the $85,000 to the UAW in October 2007 and satisfied its indebtedness.

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

   The Company's policy with respect to customer returns and allowances as well as product warranty is as follows:

   The Company will accept a return of defective product within one year from shipment for repair or replacement at the Company's option. If the product is repairable, the Company at its own cost will repair and return it to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of the product. The Company's experience has been that a loss from returns is extremely remote, accordingly the Company's management does not believe that an allowance for loss from returns is necessary.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Results of Operations

Comparative Analysis-Nine Months Ended December 28, 2007 and December 29, 2006

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

   Relationship to Total Revenues

                                                      Dec. 28,      Dec. 29,
                                                        2007          2006
                                                     ----------    ----------

Operating Revenues (in thousands)                    $    5,512    $    4,576
                                                     ----------    ----------

Operating Expenses:
  (as a percentage of Operating Revenues)

            Costs of Products Sold                        72.74%        74.43%
            Selling, General and Administrative           16.70%        18.14%
            Interest Expense                               2.75%         1.11%
            Depreciation and amortization                  2.73%         3.26%
                                                     ----------    ----------

                   TOTAL COSTS AND EXPENSES               94.92%        96.94%
                                                     ----------    ----------

Operating Income (loss)                                    5.08%         3.06%

Other Income                                                .01%          .02%
                                                     ----------    ----------

Income (loss) before Income Taxes                          5.09%         3.08%

Income Taxes                                                .56%          .43%
                                                     ----------    ----------

Net Income (loss)                                          4.53%         2.65%
                                                     ==========    ==========


Operating revenues for the nine months ended December 28, 2007 amounted to $5,511,577 reflecting a 20.45% increase versus the nine months ended December 29, 2006 revenues of $4,575,509. The increase in revenues is reflective of the following: during the nine months ended December 28, 2007, the Company began shipping components for medical related equipment. Revenues from this source accounted for approximately 10% of the increase. Additionally the Company started selling higher end connectors to a major customer which accounted for approximately 5% of the increase in revenues over the same nine month period in 2006. Additionally, increases in international sales accounted for approximately 3% of the increase over 2006.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Nine Months Ended December 28, 2007 and December 29, 2006 (continued)

Cost of products sold amounted to $4,009,085 for the nine months ended December 28, 2007, or 72.74% of operating revenues. This reflected a $603,358 or 17.72% increase in the cost of products sold from $3,405,727 or 74.43% of operating revenues for the nine months ended December 29, 2006. The increase in cost of product sold is due primarily to the increase in costs related to the increase in revenues for the nine months ended December 28, 2007.

Selling, general and administrative expenses were $920,290 or 16.70% of operating revenues for the nine months ended December 28, 2007 compared to $829,941 or 18.40% of operating revenues for the nine months ended December 29, 2006. This category of expenses increased by $90,349, or 10.89% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

Interest expense was $151,541 for the nine months ended December 28, 2007 or 2.75% of operating revenues. For the fiscal nine months ended December 29, 2006, interest expense was $50,866 or 1.11% of operating revenues. The increase of $100,675 or 197.92% reflects primarily payment or interest on union pension arrears during the nine months ended December 28, 2007, the amount of interest paid was $85,000.

Depreciation and amortization of $150,660 or 2.73% of operating revenues was reported for the nine months ended December 28, 2007. This reflects an increase of $1,547 from the prior nine months ended December 29, 2006 of $149,113 or 3.26% of operating revenues.

The Company reported net income of $249,577 for the nine months ended December 28, 2007 representing basic earnings of $.11 per share as compared to net income of $121,180 or $.05 per share for the nine months ended December 29, 2006. The increase in net income for the current nine month period can be attributed primarily to the new revenues in medical related equipment, higher end connectors to a major customer being sold and the increase in international orders shipped during the nine months ended December 28, 2007.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended December 28, 2007 and December 29, 2006

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

   Relationship to Total Revenues

                                                   Dec. 28,      Dec. 29,
                                                     2007          2006
                                                  ----------    ----------

Operating Revenues (in thousands)                 $    1,935    $    1,533
                                                  ----------    ----------

Operating Expenses:
  (as a percentage of Operating Revenues)

            Costs of Products Sold                     70.86%        74.83%
            Selling, General and Administrative        16.46%        18.29%
            Interest Expense                            1.88%         1.22%
            Depreciation and amortization               2.58%         3.24%
                                                  ----------    ----------

                   TOTAL COSTS AND EXPENSES            91.78%        97.58%
                                                  ----------    ----------

Operating Income (loss)                                 8.22%         2.42%

Other Income                                              --            --
                                                  ----------    ----------

Income (loss) before Income Taxes                       8.22%         2.42%

Income Taxes                                             .50%          .23%
                                                  ----------    ----------

Net Income (loss)                                       7.72%         2.19%
                                                  ==========    ==========

Operating revenues for the three months ended December 28, 2007 amounted to $1,935,092 reflecting a 26.26% increase versus the three months ended December 29, 2006 revenues of $1,532,584. The increase in revenues is due to the Company shipping components for medical related equipment, higher end connectors to a major customer and an increase in international sales.

Cost of products sold amounted to $1,371,164 for the three months ended December 28, 2007, or 70.86% of operating revenues. This reflected a $224,296 or 19.56% increase in the cost of products sold from $1,146,868 or 74.83% of operating revenues for the three months ended December 29, 2006. The increase in cost of product sold is due primarily to the increase in costs related to the increase in revenues for the three months ended December 28, 2007.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended December 28, 2007 and December 29, 2006 (continued)

Selling, general and administrative expenses were $318,592 or 16.46% of operating revenues for the three months ended December 28, 2007 compared to $280,283 or 18.29% of operating revenues for the three months ended December 29, 2006. This category of expenses increased by $38,309 or 13.67% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

Interest expense was $36,397 for the three months ended December 28, 2007 or 1.88% of operating revenues. For the fiscal three months ended December 29, 2006, interest expense was $18,698 or 1.22% of operating revenues. The increase of $17,699 or 94.66% reflects primarily an accrual for interest on union pension arrears during the three months ended December 28, 2007 prior to the satisfaction of the interest during the quarter.

Depreciation and amortization of $49,980 or 2.58% of operating revenues was reported for the three months ended December 28, 2007. This reflects an increase of $276 or 1.0% from the prior three months ended December 29, 2006 of $49,704 or 3.24% of operating revenues.

The Company reported net income of $149,590 for the three months ended December 28, 2007 representing basic earnings of $.06 per share as compared to net income of $33,563 or $.01 per share for the three months ended December 29, 2006. The increase in net income for the current three month period can be attributed primarily to the increase in international orders, components for medical related equipment and higher end connectors to a major customer shipped in the current quarter.

Liquidity and Capital Resources

The Company reported working capital of $1,518,170 as of December 28, 2007 compared to a working capital of $1,267,189 as of March 30, 2007. The increase in working capital of $250,981 was attributable to the following items:

        Net income                                $249,577
        Depreciation and amortization              150,660
        Capital expenditures                      (148,418)
        Other transactions                            (838)

As a result of the above, the current ratio (current assets to current liabilities) was 2.0 to 1 at December 28, 2007 as compared to 1.95 to 1 at March 30, 2007. Current liabilities at December 28, 2007 were $1,514,428 compared to $1,334,302 at March 30, 2007.

The Company reported $148,418 in capital expenditures for the nine months ended December 28, 2007 and reported depreciation of $150,660 for the same nine-month period.

The net income of $249,577 for the nine months ended December 28, 2007 resulted in an increase in stockholders' equity to $2,733,597 as compared to stockholders' equity of $2,484,020 at March 30, 2007.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime. However, the agreement does stipulate that the minimum interest rate is 12% per annum. At December 28, 2007 the amount outstanding with the factor was $697,493 as compared to $477,387 at March 30, 2007. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

                                 IEH CORPORATION


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Liquidity and Capital Resources (continued)

In the past two fiscal years, management has been reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. As a consequence of this new policy the Company's experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all accounts receivable on a monthly basis. The allowance for doubtful accounts is less than 2% of average gross accounts receivable and is considered to be conservatively adequate.

During the year ended March 26, 2004, two of the Company's officers loaned the Company a total of $52,000 on a non-interest bearing basis. The Company used these funds as a source of additional working capital.

During the year ended March 25, 2005, one of these officers loaned the Company an additional $135,744 on a non-interest bearing basis as well. These funds were also used by the Company for working capital requirements. Through the period ended March 31, 2006, the Company has repaid $108,744 of the total funds loaned to it. During the year ended March 30, 2007, one of the officers loaned the Company an additional $88,000 on a non-interest bearing basis. During the same period the Company repaid $76,000 of the loans made to it. The balance due to the one officer at March 30, 2007 was $91,000.

During the nine months ended December 28, 2007, the Company repaid $44,000 of the loans made to it. As of December 28, 2007 the balance due to one of these officers was $47,000.

The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259 ("UAW"). Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendment Act of 1990 (the "Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $59,127 and $49,301 for the nine months ended December 28, 2007 and December 29, 2006, respectively.

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

The UAW and the Company agreed to a settlement on the interest for $85,000. That amount was paid to the UAW in October of 2007.

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

                                 IEH CORPORATION


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Liquidity and Capital Resources (continued)

In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 28, 2007 no options had been granted under the Employee Stock Option Plan.

In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $40,000 for the Cash Bonus Plan for the fiscal nine months ended December 28, 2007. For the year ended March 30, 2007 the contribution was $20,000.

ITEM 3.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Company's Chief Executive Officer and Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-QSB, the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the Exchange Act is, recorded, processed, and reported within the time periods specified within the Securities and Exchange Commission's rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended December 28, 2007 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                         IEH CORPORATION
                                         (Registrant)


February 8, 2008                         /s/ Michael Offerman
                                         --------------------
                                         Michael Offerman
                                         President (Principal Executive Officer)


February 8, 2008                         /s/ Robert Knoth
                                         ----------------
                                         Robert Knoth
                                         Chief Financial Officer/Controller/
                                         Principal Accounting Officer