Form 10KSB
period 2008-03-30
IEH CORPORATION
filed 2008-07-15
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 THE FISCAL YEAR ENDED MARCH 28, 2008.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _______

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

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No [X]

The Registrant's revenues for the fiscal year ended March 28, 2008 were $7,805,443.

The number of shares of Common Stock of the Registrant issued and outstanding as of June 30, 2008 was 2,303,468.

The aggregate market value of the Registrant's voting stock (consisting of Common Stock, $1.00 par value held by non-affiliates, computed by reference to the closing price ($1.92) at which stock was sold on June 24, 2008, the last trading day on which stock was reported to be sold, was $2,598,554.88.

DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format: Yes|_| No [X]

                                 IEH CORPORATION
                              INDEX TO FORM 10-KSB
                                                                            Page

PART I

   ITEM 1.        DESCRIPTION OF BUSINESS......................................4
   ITEM 2.        DESCRIPTION OF PROPERTY......................................9
   ITEM 3.        LEGAL PROCEEDINGS............................................9
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS......9

PART II

   ITEM 5.        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                     AND ISSUER'S PURCHASES OF EQUITY SECURITIES..............10
   ITEM 6         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS..11
   ITEM 7.        FINANCIAL STATEMENTS........................................18
   ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH
                     ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......18
   ITEM 8A(T).    CONTROLS AND PROCEDURES.....................................18
   ITEM 8B.       OTHER INFORMATION...........................................19

PART III

   ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                     AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT...........................20
   ITEM 10.       EXECUTIVE COMPENSATION......................................22
   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS, AND DIRECTOR
                  INDEPENDENCE................................................24
   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                     AND DIRECTOR INDEPENDENCE................................25
   ITEM 13.       EXHIBITS....................................................25
   ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES......................26

   SIGNATURES                                                                 46


References in this Annual Report to, the terms "Company", "IEH", "we", "us" and "our" refer to IEH Corporation, unless otherwise stated or the context clearly indicates otherwise.

                           Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act") and
Section 27A of the Securities Act of 1933 (the "1933 Act"). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words "anticipates," "plans," "expects," "believes," "should," "could," "may," "will" and similar expressions, we are identifying forward-looking statements. Further, all statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the 1933 Act and 1934 Act, respectively. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our limited experience with our business plan; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to protect intellectual property; and our ability to attract and retain key employees.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

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

          The majority of the Company's customers require that the Company maintain a quality system in strict accordance with ISO9001. This is an International Standard Organization (ISO)specification for which the Company has been audited and has received certification to ISO 9001:2000. The Company's quality policy is: "Listening to our Customers and meeting their needs, while continuously improving our processes and services."

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

          The customers we service are in the government, aerospace, medical, automotive, test equipment and commercial electronics markets. We appear on the Military Qualified Product Listing "QPL" to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic market and military defense market were 28% and 71% of the Company's net sales for the year ended March 28, 2008.

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

          The Company has developed a new technology for a high speed connector module for one of its customers. Because it has been so well received, it will be used in five (5) other programs the customer has contracts for.

          A circular plastic line of connectors has been developed for the medical industry. We have received production orders for various sizes. We expect this product line to gain acceptance going forward.

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

          Commitments

          The Company has a collective bargaining multi-employer pension plan ("Multi-Employer Plan") with the United Auto Workers of America, Local
          259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the "1990 Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $80,667 for the year ended March 28, 2008 and $69,122 for the year ended March 30, 2007.

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

          The PBGC further determined that pursuant to the provisions of the Employment Retirement Income Security Act of 1974, as amended ("ERISA") that the Salaried Pension Plan must be terminated in order to protect the interests of such Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Salaried Pension Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the such Plan's termination date.

          The Company and the PBGC negotiated a settlement of the entire matter effective July 2, 2001. Under the settlement agreement, the Company's liability to the PBGC was reduced to $244,000. The Company agreed to make payments as follows:

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

         As of August 31, 2007, the Company had satisfied its obligation to the PBGC and the resultant lien was removed.

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

         The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% and 91% of the Company's net sales for the years ended March 28, 2008 and March 30, 2007, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

         Three of the Company's customers accounted for 30% of the Company's net sales for the year ended March 28, 2008. Each of those customers accounted for approximately 10% of the Company's sales. Two of the Company's customers accounted for 23% of the Company's net sales for the year ended March 30, 2007. The Company currently employs 15 independent sales representatives to market its products in all regions in the United States.

                                 IEH CORPORATION

                                     PART I

Item 1.  Business (continued)

         Marketing and Sales (continued)

         These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors, which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 28, 2008.

         International sales accounted for less than 1% of sales for the years ended March 28, 2008 and March 30, 2007, respectively.

         Backlog of Orders/Capital Requirements

         The backlog of orders for the Company's products amounted to approximately $3,650,000 at March 28, 2008, as compared to $2,864,000 at March 30, 2007. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems, which would prevent it from fulfilling its orders.

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

                                 IEH CORPORATION

                                     PART I

Item 1.  Business (continued)

         Suppliers of Raw Materials and Component Parts (continued)

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

         The Company expended $15,000 and $10,000 for the years ended March 28, 2008 and March 30, 2007, respectively, on customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. The Company was fully reimbursed by its customers for this research.

         Employees

          The Company presently employs approximately 85 people, two (2) of whom are executive officers; four (4) are engaged in management activities; five (5) provide general and administrative services and approximately 74 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union"), which originally expired on March 31, 2006 and was renegotiated and extended until March 31, 2009. The Company believes that it has a good relationship with its employees and the Union.

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

                                 IEH CORPORATION

                                     PART I


Item 1.  Business (continued)

         Governmental Regulations (continued)

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

Item 2.  Properties

         The Company is obligated under its lease for its facility through August 23, 2011, at minimum annual rentals as follows:

         Fiscal year ending March:

         2009                  $168,384
         2010                   168,384
         2011                   112,256
                               --------

                               $449,024
                               ========

         The Company leases approximately 20,400 feet of space, of which it estimates; 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing and plating operations.

         The rental expense for the year ended March 28, 2008 and March 30, 2007 was $145,068 and $142,369, respectively. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3.  Legal Proceedings

         The Company is not a party to or aware of any pending or threatened legal proceedings which would result in any material adverse effect on its operations or its financial condition.

Item 4.  Submission of Matters to Vote of Security Holders

         No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 28, 2008.

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

                               Year                        High Bid    Low Bid

         Fiscal Year ended March 28, 2008(*)

         1st Quarter                                         $2.90      $1.60
         2nd Quarter                                         $2.75      $2.15
         3rd Quarter                                         $2.50      $1.85
         4th Quarter                                         $2.10      $1.30

         Fiscal Year ended March 30, 2007(*)

         1st Quarter                                         $2.17      $1.90
         2nd Quarter                                         $4.45      $2.00
         3rd Quarter                                         $2.45      $1.73
         4th Quarter                                         $1.95      $1.80


         (*) As reported by the OTCBB.

          The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions. On June 24, 2008 the high bid for the common stock was $1.92 and the low bid was $1.92.

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

         Approximated Number of Equity Security Holders

         The number of record holders of the Company's common stock as of June 27, 2008 was approximately 557. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

            The Company expended $15,000 and $10,000 for the years ended March 28, 2008 and March 30, 2007, respectively, on customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. The Company was fully reimbursed by its customers for this research.

         Results of Operations

         The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                         Relationship to Total Revenues
                                                           March 28,  March 30,
                                                             2008       2007
                                                           --------   --------

         Operating Revenues (in thousands)                 $  7,805   $  6,256
                                                           --------   --------

         Operating Expenses:
           (as a percentage of Operating Revenues)

                     Costs of Products Sold                    70.8%      73.8%
                     Selling, General and Administrative       16.4%      18.2%
                     Interest Expense                           2.3%       1.2%
                     Depreciation and amortization              2.5%       3.0%
                                                           --------   --------

                            TOTAL COSTS AND EXPENSES           92.0%      96.2%
                                                           --------   --------

         Operating Income (loss)                                8.0%       3.8%

         Other Income                                            --         --
                                                           --------   --------

         Income (loss) before Income Taxes                      8.0%       3.8%

         Income Taxes                                           (.3%)      (.6%)
                                                           --------   --------

         Net Income (loss)                                      7.7%       3.2%
                                                           ========   ========

                                 IEH CORPORATION

                                     PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Results of Operations (continued)

         Year End Results: March 28, 2008 vs. March 30, 2007

         Operating revenues for the year ended March 28, 2008 amounted to $7,805,443 reflecting a 24.8% increase versus the year ended March 30, 2007 revenues of $6,255,606. The increase in revenues is a direct result of an increase in defense and commercial sales.

         The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% and 91% of the Company's net sales for the fiscal years ended March 28, 2008 and March 30, 2007, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

         For the fiscal year ended March 28, 2008, three of the Company's customers accounted for approximately 30% of total sales. Each of those customer accounted for approximately 10% of sales.

         The Company currently employs 15 independent sales representatives to market its products in all regions of the United States. These sales representatives accounted for approximately 94% of the Company's sales, with the balance of sales being generated by direct customer contact.

         For the fiscal year ended March 28, 2008, the Company's principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 28% and 71% of the Company's net sales for the year ended March 28, 2008 and 27% and 72% for the year ended March 30, 2007 respectively. Approximately 1% of net sales were made to international customers.

         Cost of products sold amounted to $5,526,475 for the fiscal year ended March 28, 2008, or 70.8% of operating revenues. This reflected a $907,349 or 19.6% increase in the cost of products sold from $4,619,126 or 73.8% of operating revenues for the fiscal year ended March 30, 2007. This increase is due primarily to the increased cost of production associated with the increase in defense and commercial sales.

         Selling, general and administrative expenses were $1,277,924 and $1,138,668 or 16.4% and 18.2% of operating revenues for the fiscal years ended March 28, 2008 and March 30, 2007, respectively. This category of expense increased by $139,256 or 12.2% from the prior year. The increase can be attributed to an increase in commissions and travel.

         Interest expense was $177,675 for the fiscal year ended March 28, 2008 or 2.3% of operating revenues. For the fiscal year ended March 30, 2007, interest expense was $73,506 or 1.2% of operating revenues. The increase of $104,169 or 141.7% reflects the interest payments made as part of the settlement with the UAW Local 259 pension fund which amounted to $85,052.

                                 IEH CORPORATION

                                     PART II


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Results of Operations (continued)

         Year End Results: March 28, 2008 vs. March 30, 2007

         Depreciation and amortization of $197,900 or 2.5% of operating revenues was reported for the fiscal year ended March 28, 2008. This reflects an increase of $13,143 or 7.1% from the prior year ended March 30, 2007 of $184,757 or 3.0% of operating revenues. The increase is due primarily to new capital assets being purchased over the current fiscal year.

         The Company reported net income of $603,865 for the year ended March 28, 2008 representing basic earnings of $.26 per share as compared to net income of $200,693 or $.09 per share for the year ended March 30, 2007. The increase in net income for the current year can be attributed primarily to the reported increase in defense and commercial sales.

         Liquidity and Capital Resources

         The Company reported working capital of $1,890,722 as of March 28, 2008 compared to a working capital of $1,267,189 as of March 30, 2007. The increase in working capital of $623,533 was attributable to the following items:

                  Net income                               $ 603,865
                  Depreciation and amortization              197,900
                  Capital expenditures                      (178,023)
                  Other transactions                            (209)
                                                           ---------
                                                           $ 623,533
                                                           =========

         As a result of the above, the current ratio (current assets to current liabilities) was 2.42 to 1 at March 28, 2008 as compared to 1.95 to 1.0 at March 30, 2007. Current liabilities at March 28, 2008 were $1,329,138 compared to $1,334,302 at March 30, 2007.

         The Company reported $178,023 in capital expenditures for the year ended March 28, 2008 and reported depreciation of $197,900 for the year ended March 28, 2008.

         The net income of $603,865 for the year ended March 28, 2008 resulted in an increase in stockholders' equity to $3,087,885 as compared to stockholders' equity of $2,484,020 at March 30, 2007.

         The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At March 28, 2008 the amount outstanding with the factor was $513,378 as compared to $477,387 at March 30, 2007. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

         One of the Company's officers has periodically loaned the Company money on a non-interest bearing basis in order to finance working capital requirements. As of March 30, 2007, the amount due this officer was $91,000.

         During the year ended March 28, 2008 the Company had repaid $74,000, leaving a remaining balance of $17,000 due to this officer.

          The Company has a collective bargaining multi-employer pension plan with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $80,667 for the year ended March 28, 2008 and $69,122 for the year ended March 30, 2007.

          On June 30, 1995, the Company applied to the PBGC to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan. On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits, which were and are currently due under the terms of such Plan.

          The PBGC further determined pursuant to the provisions of ERISA that the Salaried Pension Plan must be terminated in order to protect the interests of the Salaried Pension Plan's participants.

                                 IEH CORPORATION
                                     PART II


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Liquidity and Capital Resources (continued)

          Accordingly, the PBGC proceeded pursuant to ERISA to have the Salaried Pension Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as of such Plan's termination date.

          The Company and the PBGC negotiated a settlement on the entire matter and on July 2, 2001, an agreement was reached whereby the Company's liability to the PBGC was reduced to $244,000. The Company would make monthly payments to the PGBC as follows:


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

          As of August 31, 2007, the Company had satisfied its obligation to the PGBC and the lien on the Company's machinery and equipment was released.

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

          In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable, in any calendar year, shall not exceed $100,000. As of March 28, 2008, no options had been granted under the Employee Option Plan.

          In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 28, 2008, the contribution was $30,100. For the year ended March 30, 2007, the contribution was $20,000.

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

Item 7.  Financial Statements

          See Index to Financial Statements attached hereto appearing at pages 27 to 45.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 8A(T). Controls and Procedures

         Disclosure Controls

         Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) within 90 days of the filing of this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and
         (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon assessment, our management concluded that our internal control over financial reporting is effective as of March 28, 2008.

         Internal Controls

         There has not been any change in our internal control over financial reporting during our quarter ended March 28, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some

         Item 8A(T). Controls and Procedures

         persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

None.

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

                                 IEH CORPORATION

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

         The executive officers and directors of the Company are as follows:

                Name           Age                         Office

          Michael Offerman      67        Chairman of the Board of Directors,
                                          President and Chief Executive Officer

          Robert Knoth          66        Chief Financial Officer, Controller,
                                          Secretary and Treasurer

          Murray Sennet         87        Director

          Allen Gottlieb        67        Director


          All directors serve for a term of two years and until their successors are duly elected. All officers serve at the discretion of the Board of Directors.

          Since the Board of Directors has historically and will in the immediate future consist of only a small number of members, we have not formed any Board Committees. All matters relating to audit, compensation, nominations and corporate governance are considered and acted upon by the entire Board of Directors.

          Executive Officers and Directors

          Michael Offerman has been a member of the Board of Directors since 1973. In May 1987, Mr. Offerman was elected President and Chief Executive Officer of the Company and has held that position since that date. Prior to his becoming President, Mr. Offerman served as Executive Vice-President of the Company.

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

          Certain Reports

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Corporation's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock of the Company.

          Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the fiscal year, except for certain private acquisitions in the amount of 1,370 shares of common stock purchased by Mr. Knoth, the Company's Chief Financial Officer, Controller, Secretary and Treasurer, which purchases were inadvertently not reported on Form 4.

                                 IEH CORPORATION

                                    PART III


Item 10. Executive Compensation

         The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 28, 2008, March 30, 2007, and March 31, 2006 for the Company's Chief Executive Officer:

                                                                                          Other Annual
         Name and Principal Position               Year           Salary      Bonus       Compensation
         --------------------------------    --------------    -----------   --------    --------------
         Michael Offerman, Chief
         Executive Officer, President (1)    March 28, 2008     $ 105,000     $18,500          0
                                             March 30, 2007       100,000       5,000          0
                                             March 31, 2006       100,000      24,000          0

         (1) During the years ended March 28, 2008, March 30, 2007 and March 31, 2006, the Company provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile allowance.

         (2) There are no employment agreements between the Company and members of its senior management, including the President and Chief Executive Officer, Michael Offerman.

         No other officer of the Company received compensation (salary and bonus) in excess of $100,000 during the fiscal years ended, March 28, 2008, March 30, 2007 and March 31, 2006.

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

         The PBGC further determined pursuant to the provisions of ERISA that the Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Plan'stermination date.

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

                                 IEH CORPORATION

                                    PART III

Item 10. Executive Compensation (continued)

         Pension/Benefit Incentive Plan (continued)

         As a result of this agreement the amount due the PBGC was restated to $244,000. $43,000 was paid during the year ended March 30, 2007, $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $20,000 was paid during the year ended March 28, 2008.

         As of August 31, 2007, the Company had satisfied its obligation to the PBGC and the lien on the Company's machinery and equipment was removed.

         Cash Bonus Plan

         In 1987, the Company adopted the Cash Bonus Plan for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. For the year ended March 28, 2008 the contribution was $30,100. The contribution for the year ended March 30, 2007 was $20,000.

                                 IEH CORPORATION

                                    PART III

Item 11.    Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of June 30, 2008 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 30, 2008, there were 2,303,468 shares of common stock issued and outstanding.


                                                                     Amount of and Nature
                                                                         of Beneficial
                             Name and Address of Beneficial Owner          Ownership             Percentage of Class
      Title of Class

Common Stock                Michael Offerman                               923,784                        40%
$.01 Par Value              140 58th Street
                            Brooklyn, NY 11220(1)

                            Murray Sennet                                   24,500                       1.1%
                            1900 Manor Lane
                            Plano, TX 75093

                            Allen Gottlieb                                       0                         0
                            325 Coral Way
                            Ft. Lauderdale, FL 33301

                            Robert Knoth                                     1,770                         *
                            140 58th Street
                            Brooklyn, NY  11220
All Officers & Directors as a Group
(4 in number)                                                              950,054                        41%
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

                                 IEH CORPORATION

                                    PART III

Item 12.   Certain Relationships and Related Transactions (continued)

         During the year ended March 26, 2004, two of the Company's officers, (Michael Offerman, President and the Chief Executive Officer and Robert Knoth, the Chief Financial Officer, Controller and the Principal Accounting Officer) loaned the Company a total of $52,000 on a non-interest bearing basis. The Company used these funds as a source of additional working capital.

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

Item 13.   Exhibits


         Exhibits filed with Form 10-KBS:

         31.1 Certification of Principal Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

         31.2 Certification of Principal Accounting Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

         32.1 Certification by Michael Offerman, President and Principal Executive Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

         32.2 Certification by Robert Knoth, Chief Financial Officer, Controller and Principal Accounting Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Item 14.  Principal Accountant Fees and Services

         The Board of Directors of IEH has selected Jerome Rosenberg, CPA P.C. as the independent auditor of IEH for the fiscal year ending March 28, 2008. Shareholders are not asked to approve such selection because such approval is not required. The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. A member of the firm is expected to be present at the next meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

          Audit Fees. During the fiscal year ended March 28, 2008 and March 30, 2007, IEH paid an aggregate of $31,250 and $30,000, respectively, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

          Audit Related Fees. During the fiscal years ended March 28, 2008 and March 30, 2007, no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

          Tax Fees. During the fiscal years ended March 28, 2008 and March 30, 2007, the Company paid to Jerome Rosenberg CPA P.C. the sums of $3,000 and $3,000 for tax compliance, tax advice and tax planning services.

          All Other Fees. During the fiscal year ended March 28, 2008, IEH did not pay any other fees for services to its auditor.

          The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees paid to it for such services during the fiscal year ended March 28, 2008 has not compromised the independence of Jerome Rosenberg, CPA P.C.

          The Board of Directors of the Company is comprised of three persons. Due to the limited size and scope of the Company's operations which are limited to one office and the level of revenue and income, the Board of Directors has not established an Audit Committee. Further, as the Company's securities are not traded on any exchange or on Nasdaq, but solely are listed for quotations on the Over the Counter Bulletin Board, there is no requirement that an Audit Committee be established. The Board, as an entirety, approves that appointment of its independent auditor and the related work performed by the auditor

IEH CORPORATION

                                    PART III

          Item 14. Principal Accountant Fees and Services (continued)


          for services which are not audit related. In its deliberations regarding approval of the independent auditor for auditing and other services, the Board reviews the auditor's history of representing the Company, the fees to be paid and paid historically, the level of performance provided by the auditor and the ability of the Company, given its lack of profits to obtain similar services for similar costs.

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

                                 IEH Corporation

                                    Contents

                        March 28, 2008 and March 30, 2007


                                                                                               Page

                                                                                              Number
                                                                                              ------
Report of Independent Registered Public Accounting Firm                                         28

Financial Statements:

         Balance Sheets as of March 28, 2008 and March 30, 2007                                 29

         Statement of Operations for the years ended March 28, 2008
            and March 30, 2007                                                                  31

         Statement of Stockholders' Equity as of March 28, 2008 and March 30, 2007              32

         Statement of Cash Flows for the years ended March 28, 2008 and March 30, 2007          33

Notes to Financial Statements                                                                   35


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors
IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation as of March 28, 2008 and March 30, 2007 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended March 28, 2008 and March 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 28, 2008 and March 30, 2007 and the results of its operations and its cash flows for each of the two years ended March 28, 2008 and March 30, 2007 in conformity with U.S. generally accepted accounting principles.


                                                Jerome Rosenberg, CPA, P.C.
                                                   Melville, New York
                                                     June 10, 2008


                                    IEH CORPORATION

                                    BALANCE SHEETS

                        As of March 28, 2008 and March 30, 2007

                                                                     March 28,      March 30,
                                                                       2008           2007
                                                                   ------------   ------------

                                          ASSETS

CURRENT ASSETS:
  Cash                                                             $     29,136   $     34,908
  Accounts receivable, less allowances for doubtful accounts
     of $11,562 at March 28, 2008 and March 30, 2007                  1,180,220        981,571
  Inventories (Note 2)                                                1,986,367      1,573,632
  Prepaid expenses and other current assets (Note 3)                     24,137         11,380
                                                                   ------------   ------------

          Total Current Assets                                        3,219,860      2,601,491
                                                                   ------------   ------------


PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $6,756,178 at March 28, 2008
   and $6,558,278 at March 30, 2007 (Note 4)                          1,172,379      1,192,256
                                                                   ------------   ------------
                                                                      1,172,379      1,192,256
                                                                   ------------   ------------

OTHER ASSETS:
  Other assets                                                           24,784         25,098
                                                                   ------------   ------------
                                                                         24,784         25,098
                                                                   ------------   ------------

        Total Assets                                               $  4,417,023   $  3,818,845
                                                                   ============   ============


      The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                           IEH CORPORATION

                                            BALANCE SHEETS

                               As of March 28, 2008 and March 30, 2007


                                                                              March 28,    March 30,
                                                                                2008         2007
                                                                            -----------   -----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts receivable financing (Note 5)                                  $   513,378   $   477,387
    Notes payable, equipment, current portion (Note 7)                               --         3,136
    Loans payable- officers (Note 8)                                             17,000        91,000
    Accrued corporate income taxes                                               22,103         5,800
    Accounts payable                                                            584,938       588,804
    Pension plan payable, current portion (Note 10)                                  --        20,000
    Other current liabilities (Note 6)                                          191,719       148,175
                                                                            -----------   -----------

          Total Current Liabilities                                           1,329,138     1,334,302
                                                                            -----------   -----------

LONG-TERM LIABILITIES:
    Pension Plan payable, less current portion (Note 10)                             --            --
    Notes payable, equipment, less current portion (Note 7)                          --           523
                                                                            -----------   -----------
          Total long-term Liabilities                                                --           523
                                                                            -----------   -----------

          Total Liabilities                                                   1,329,138     1,334,825
                                                                            -----------   -----------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 28, 2008 and
      March 30, 2007                                                             23,035        23,035
    Capital in excess of par value                                            2,744,573     2,744,573
    Retained earnings (Deficit)                                                 320,277      (283,588)
                                                                            -----------   -----------

          Total Stockholders' Equity                                          3,087,885     2,484,020
                                                                            -----------   -----------

          Total Liabilities and Stockholders' Equity                        $ 4,417,023   $ 3,818,845
                                                                            ===========   ===========


                The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS

              For the Years Ended March 28, 2008 and March 30, 2007

                                                             Years Ended
                                                      -------------------------
                                                       March 28,     March 30,
                                                         2008           2007
                                                      -----------   -----------

REVENUE, net sales (Note 15)                          $ 7,805,443   $ 6,255,606
                                                      -----------   -----------

COSTS AND EXPENSES:
  Cost of products sold                                 5,526,475     4,619,126
  Selling, general and administrative                   1,277,924     1,138,668
  Interest expense                                        177,675        73,506
  Depreciation and amortization                           197,900       184,757
                                                      -----------   -----------
                                                        7,179,974     6,016,057
                                                      -----------   -----------


OPERATING INCOME                                          625,469       239,549

OTHER INCOME                                                  475         1,144
                                                      -----------   -----------

INCOME BEFORE INCOME TAXES                                625,944       240,693

PROVISION FOR INCOME TAXES                                (22,079)      (40,000)
                                                      -----------   -----------

NET INCOME                                            $   603,865   $   200,693
                                                      ===========   ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)  $       .26   $       .09
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (IN THOUSANDS)                                2,303         2,303
                                                      ===========   ===========


     The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.


                                           IEH CORPORATION

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                        For the Years Ended March 28, 2008 and March 30, 2007



                                                          Capital in      Retained
                                                          Excess of       Earnings
                                  Common Stock            Par Value       (Deficit)        Total
                           ---------------------------   ------------   ------------    ------------
                              Shares         Amount
                           ------------   ------------
Balances, March 31, 2006      2,303,468   $     23,035   $  2,744,573   $   (484,281)   $  2,283,327

Net income: year ended
  March 30, 2007                     --             --             --        200,693         200,693
                           ------------   ------------   ------------   ------------    ------------

Balances, March 30, 2007      2,303,468   $     23,035   $  2,744,573   $   (283,588)   $  2,484,020

Net income: year ended
  March 28, 2008                     --             --             --        603,865         603,865
                           ------------   ------------   ------------   ------------    ------------

Balances, March 28, 2008      2,303,468   $     23,035   $  2,744,573   $    320,277    $  3,087,885




                The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                           IEH CORPORATION

                                       STATEMENT OF CASH FLOWS
                                     Increase (Decrease) in Cash

                        For the Years Ended March 28, 2008 and March 30, 2007



                                                                                Years Ended
                                                                       ----------------------------
                                                                         March 28,       March 30,
                                                                           2008            2007
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $    603,865    $    200,693
                                                                       ------------    ------------

  Adjustments to reconcile net income to net cash provided (used) by operating activities

  Depreciation and amortization                                             197,900         184,757

Changes in assets and liabilities:
  (Increase) in accounts receivable                                        (198,649)        (81,224)
  (Increase) in inventories                                                (412,735)        (33,209)
  (Increase) decrease in prepaid expenses and other current assets          (12,757)         14,612
  (Increase) decrease in other assets                                           314          (1,921)

  (Decrease) in accounts payable                                             (3,866)       (187,067)
   Increase (decrease) in other current liabilities                          43,544         (39,861)
   Increase (decrease) in accrued corporate income taxes                     16,303         (27,897)
  (Decrease) in pension plan payable                                        (20,000)        (43,000)
                                                                       ------------    ------------

               Total adjustments                                           (389,946)       (214,810)
                                                                       ------------    ------------

NET CASH PROVIDED BY (USED) FOR OPERATING ACTIVITIES                        213,919         (14,117)
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                            (178,023)       (176,869)
                                                                       ------------    ------------

          NET CASH USED BY INVESTING ACTIVITIES                        $   (178,023)   $   (176,869)
                                                                       ------------    ------------


               The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

              For the Years Ended March 28, 2008 and March 30, 2007

                                                      March 28,     March 30,
                                                        2008          2007
                                                     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, equipment       $   (3,659)   $   (3,136)
Proceeds from accounts receivable financing              35,991       208,288
Proceeds (repayment) of loans payable - officers        (74,000)       12,000
                                                     ----------    ----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (41,668)      217,152
                                                     ----------    ----------

INCREASE (DECREASE) IN CASH                              (5,772)       26,166

CASH, beginning of period                                34,908         8,742
                                                     ----------    ----------

CASH, end of period                                  $   29,136    $   34,908
                                                     ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
   Cash paid during the year for:

     Interest                                        $  169,814    $   64,614
                                                     ==========    ==========

     Income Taxes                                    $    6,966    $   35,613
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

          Accounting Period:

          The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The years ended March 28, 2008 and March 30, 2007 were comprised of 52 weeks.

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

          Concentration of Credit Risk:

          The Company maintains cash balances at one bank. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in the aggregate. Financial instruments, which potentially subject the Corporation to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

          Net Income Per Share:

          The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 28, 2008 and March 30, 2007, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

          Impairment of Long-Lived Assets:

          SFAS No. 144, "Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 28, 2008 and March 30, 2007.

          Reporting Comprehensive Income:

          The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 28, 2008 and March 30, 2007.

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

          The Company expended $15,000 and $10,000 for the years ended March 28, 2008 and March 30, 2007, respectively, on customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. The Company was fully reimbursed by its customers for this research.

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

          The Company believes that with its adoption of FIN 48, that the income tax positions taken by it did not have a material effect on the financial statements for the year ended March 28, 2008.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

          Effect of New Accounting Pronouncements: (continued)

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 2 -  INVENTORIES: (continued)

          Inventories are comprised of the following:

                              March 28,     March 30,
                                2008         2007
                             ----------   ----------

          Raw materials      $  927,774   $  873,958
          Work in progress      788,519      368,675
          Finished goods        270,074      330,999
                             ----------   ----------

                             $1,986,367   $1,573,632
                             ==========   ==========

Note 3 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

          Prepaid expenses and other current assets are comprised of the following:

                                    March 28,  March 30,
                                      2008       2007
                                    --------   --------

          Prepaid insurance         $ 16,348   $  1,636
          Prepaid corporate taxes      7,681      9,744
          Other current assets           108         --
                                    --------   --------
                                    $ 24,137   $ 11,380
                                    ========   ========

Note 4 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment are as follows:

                                                March 28,    March 30,
                                                  2008         2007
                                               ----------   ----------

          Computers                            $  212,321   $  210,321
          Leasehold improvements                  585,831      585,831
          Machinery and equipment               4,903,733    4,810,708
          Tools and dies                        2,063,187    1,980,189
          Furniture and fixture                   155,935      155,935
          Website development cost                  7,550        7,550
                                               ----------   ----------

                                                7,928,557    7,750,534
          Less: accumulated depreciation and
          amortization                          6,756,178    6,558,278
                                               ----------   ----------

                                               $1,172,379   $1,192,256
                                               ==========   ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 5 -  ACCOUNTS RECEIVABLE FINANCING:

          The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 5.25% at March 28, 2008, with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of March 28, 2008 was $513,378. The balance due as of March 30, 2007 was $477,387.

Note 6 -  OTHER CURRENT LIABILITIES:

          Other current liabilities are comprised of the following:

                                           March 28     March 30,
                                             2008         2007
                                          ----------   ----------

          Payroll and vacation accruals   $  172,215   $  124,044
          Sales commissions                   16,504       21,381
          Other                                3,000        2,750
                                          ----------   ----------
                                          $  191,719   $  148,175
                                          ==========   ==========

Note 7 -  NOTES PAYABLE EQUIPMENT:

          The Company financed the acquisition of new equipment with the issuance of notes payable. The notes were payable over a sixty month period. During the year ended March 28, 2008, the Company had paid down the remaining balance of $3,659.

Note 8 -  RELATED PARTIES TRANSACTIONS:

          One of the Company's officers has periodically loaned the Company money on a non-interest bearing basis in order to finance working capital requirements. As of March 30, 2007, the amount due this officer was $91,000.

          During the year ended March 28, 2008 the Company had repaid $74,000, leaving a remaining balance of $17,000 due to this officer.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

          As of March 28, 2008, the Company had utilized all of its net operating loss carryforwards, and accordingly as of that date, the Company no longer recorded any deferred tax assets.

          The components of the deferred tax assets and liabilities as of March 30, 2007 were as follows:

                                                               March 30,
                                                                  2007
                                                               ---------
          Deferred tax assets:

          Net operating loss carryforwards                     $ 802,684
                                                               ---------

          Gross deferred assets tax assets                       802,684

          Deferred tax liabilities:

          State income taxes                                     (32,750)
                                                               ---------

          Net deferred tax assets before valuation allowance     769,934

          Valuation allowance                                   (769,934)
                                                               ---------

          Net deferred tax assets                              $       0
                                                               =========

          SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 9 -  INCOME TAXES: (continued)

          A reconciliation of income taxes computed at the Federal statutory rate as compared to income tax expense at the effective income tax is as follows:

                                                                   March 30,
                                                                     2007
                                                                   ---------

          Federal statutory income tax (benefit) rate                (34.0)%

          State tax benefit, net of Federal liability                (21.0)%

          Net change in valuation allowance                           55.0%

          Effective income tax (benefit) rate                         ( - )%

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

          The Company and the PBGC negotiated a settlement on the entire matter and on July 2, 2001, an agreement was reached whereby the Company's liability to the PBGC was reduced to $244,000. The Company would make monthly payments to the PBGC as follows:

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

          As of August 31, 2007, the Company had satisfied its obligation to the PBGC and the lien on the Company's machinery and equipment was released.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 10 - PENSION PLAN-SALARIED PERSONNEL: (continued)

          As a result of this agreement the amount due the PBGC was restated to $244,000. $43,000 was paid during the year ended March 30, 2007, $86,000 was paid during the year ended March 31, 2006, $56,000 was paid during the year ended March 25, 2005 and $39,000 was paid during the year ended March 26, 2004. The remaining balance of $20,000 was paid during the year ended March 28, 2008.

Note 11 - CHANGES IN STOCKHOLDERS' EQUITY:

          The accumulated deficit decreased by $603,865, which represents the net income for the fiscal year ended March 28, 2008. As a result, the Company reported retained earnings of $320,277.

Note 12-  2001 EMPLOYEE STOCK OPTION PLAN:

          On September 21, 2001 the Company's shareholders approved the adoption of the Company's 2002 Employees Stock Option Plan ("2002 Plan") to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management.

          Options granted to employees under the 2002 Plan may be designated as options which qualify for incentive stock option treatment under
          Section 422A of the Internal Revenue Code, or options which do not so qualify.

          Under the 2002 Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant.

          Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock.

          The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 28, 2008 no options had been granted under the 2002 Plan.

Note 13 - CASH BONUS PLAN:

          In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 28, 2008, the Company's contribution was $33,100. For the year ended March 30, 2007 the contribution was $20,000.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 14 - COMMITMENTS:

          The Company is obligated under its lease for its facility through August 23, 2011, at minimum annual rentals as follows:

          Fiscal year ending March:

          2009                                $ 168,384
          2010                                  168,384
          2011                                  112,256
                                              ---------
                                              $ 449,024
                                              =========

          The rental expense for the years ended March 28, 2008 and March 30, 2007 was $145,068 and $142,369, respectively.

          The Company has a collective bargaining multi-employer pension plan ("Multi-Employer Plan") with the United Auto Workers of America, Local
          259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the "1990 Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan.

          The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $80,667 for the year ended March 28, 2008 and $69,122 for the year ended March 30, 2007.


Note 15 - REVENUES FROM MAJOR CUSTOMERS:

          In the fiscal years ended March 28, 2008 three customers accounted for approximately 30% of revenues. During the year ended March 30, 2007 approximately 23% of the Company's total revenues were earned from two customers. Total sales to these customers were approximately $2,340,000 and $1,428,000, respectively. No other customer accounted for over 10% of the Company's sales. Accounts receivable as of March 28, 2008, included receivables from three customers, which amounted to 54% of the total accounts receivable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IEH CORPORATION

                                           By: /s/ Michael Offerman
                                           --------------------------
                                           Michael Offerman
                                           President and Chief Executive Officer

Dated:   July 15, 2008

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Michael Offerman                                            July 15, 2008
--------------------------------------------------
Michael Offerman, Chairman of the
 Board, Chief Executive Officer and President

/s/  Robert Knoth                                                  July 15, 2008
-----------------------------------------------------
Robert Knoth, Secretary and
 Treasurer; Chief Financial Officer,
 Controller and Principal Accounting Officer

/s/   Murray Sennet                                                July 15, 2008
----------------------------------------------------
Murray Sennet, Director


/s/ Alan Gottlieb                                                  July 15, 2008
-------------------------------------------
Alan Gottlieb, Director