Form 10-Q
period 2008-06-27
IEH CORPORATION
filed 2008-08-13
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 27, 2008

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Yes |X|                                        No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

              Large accelerated filer |_|          Accelerated filer |_|

              Non-accelerated filer  |X|           Smaller Reporting Company |_|
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 27, 2008.

                                 IEH CORPORATION

                                    CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------

Part I -          FINANCIAL INFORMATION


ITEM 1-  FINANCIAL STATEMENTS

         Balance Sheets as of June 27, 2008 (Unaudited) and March 28, 2008     3

         Statement of Operations (Unaudited) for the three months ended
         June 27, 2008 and June 29, 2007.                                      5

         Statement of Cash Flows (Unaudited) for the three months ended
         June 27, 2008 and June 29, 2007.                                      6

         Notes to Financial Statements (Unaudited)                             8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        18

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES                                              24


PART II -OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS                                                    25

ITEM 1A -RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          26

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                      26

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  27

ITEM 5 - OTHER INFORMATION                                                    27

ITEM 6 - EXHIBITS                                                             27

SIGNATURES                                                                    28


EXHIBITS


Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes Oxley Act  29


Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes Oxley Act  30


Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes Oxley Act  31


Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes Oxley Act  32


                                                IEH CORPORATION

                                                BALANCE SHEETS

                                    As of June 27, 2008 and March 28, 2008


                                                                                        June 27,     March 28,
                                                                                          2008         2008
                                                                                       ----------   ----------
                                                                                      (Unaudited)
                                                    ASSETS

CURRENT ASSETS:
  Cash                                                                                 $  232,539   $   29,136
  Accounts receivable, less allowances for doubtful accounts of
    $11,562 at June 27, 2008 and March 28, 2008                                         1,325,642    1,180,220
  Inventories (Note 3)                                                                  1,967,900    1,986,367
  Prepaid expenses and other current assets (Note 4)                                       32,320       24,137
                                                                                       ----------   ----------

          Total Current Assets                                                          3,558,401    3,219,860
                                                                                       ----------   ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,802,058 at June 27, 2008 and
   $6,756,178 at March 28, 2008 (Note 5)                                                1,169,884    1,172,379
                                                                                       ----------   ----------
                                                                                        1,169,884    1,172,379
                                                                                       ----------   ----------

OTHER ASSETS:
  Other assets                                                                             24,784       24,784
                                                                                       ----------   ----------
                                                                                           24,784       24,784
                                                                                       ----------   ----------

        Total Assets                                                                   $4,753,069   $4,417,023
                                                                                       ==========   ==========






            The accompanying notes and should be read in conjunction with the financial statements.


                                                     -3-

                                       IEH CORPORATION

                                       BALANCE SHEETS

                           As of June 27, 2008 and March 28, 2008


                                                                     June 27,     March 28,
                                                                       2008         2008
                                                                    ----------   ----------
                                                                    (Unaudited)
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts receivable financing (Note 6)                           $  458,631   $  513,378
   Loans payable- officers (Note 8)                                         --       17,000
   Accrued corporate income taxes                                       37,619       22,103
   Accounts payable                                                    516,238      584,938
   Other current liabilities (Note 7)                                  237,476      191,719
                                                                    ----------   ----------

          Total Current Liabilities                                  1,249,964    1,329,138
                                                                    ----------   ----------


          Total Liabilities                                          1,249,964    1,329,138
                                                                    ----------   ----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
     2,303,468 shares issued and outstanding at June 27, 2008 and
     March 28, 2008
                                                                        23,035       23,035
   Capital in excess of par value                                    2,744,573    2,744,573
   Retained earnings (Note 10)                                         735,497      320,277
                                                                    ----------   ----------
          Total Stockholders' Equity                                 3,503,105    3,087,885
                                                                    ----------   ----------

          Total Liabilities and Stockholders' Equity                $4,753,069   $4,417,023
                                                                    ==========   ==========




     The accompanying notes should be read in conjunction with the financial statements.


                                            -4-

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended
                                           --------------------------
                                            June 27,        June 29,
                                              2008           2007
                                           -----------    -----------

REVENUE, net sales                         $ 2,577,473    $ 1,768,676
                                           -----------    -----------

COSTS AND EXPENSES

Cost of products sold                        1,704,391      1,270,521
Selling, general and administrative            366,830        299,621
Interest expense                                21,209         61,540
Depreciation                                    45,880         50,340
                                           -----------    -----------
                                             2,138,310      1,682,022
                                           -----------    -----------


OPERATING INCOME                               439,163         86,654

OTHER INCOME                                        57             27
                                           -----------    -----------

INCOME BEFORE INCOME TAXES                     439,220         86,681
                                           -----------    -----------

PROVISION FOR INCOME TAXES                     (24,000)       (14,200)
                                           -----------    -----------

NET INCOME                                 $   415,220    $    72,481
                                           ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE       $       .18    $       .03
                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (in thousands)                    2,303          2,303
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

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                            Three Months Ended
                                                          ---------------------
                                                           June 27,    June 29,
                                                            2008        2007
                                                          ---------   ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 415,220   $  72,481
                                                          ---------   ---------

Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation                                                 45,880      50,340

Changes in assets and liabilities:
(Increase) in accounts receivable                          (145,422)   (113,248)
(Increase) decrease in inventories                           18,467     (83,268)
(Increase) in prepaid expenses and other current assets      (8,183)    (34,667)

Increase (decrease) in accounts payable                     (68,700)    137,925
Increase in other current liabilities                        45,757     107,453
Increase in accrued corporate income taxes                   15,516      10,656
(Decrease) in due to pension plan payable                        --     (12,000)
                                                          ---------   ---------

          Total adjustments                                 (96,685)     63,191
                                                          ---------   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   318,535     135,672
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                 (43,385)    (53,694)
                                                          ---------   ---------

NET CASH USED BY INVESTING ACTIVITIES                     $ (43,385)  $ (53,694)
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

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                       Three Months Ended
                                                    ----------------------
                                                      June 27,    June 29,
                                                       2008         2007
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable              $      --    $    (784)
  (Payment) from accounts receivable financing        (54,747)     (73,761)
  (Repayment) of loans payable - officers             (17,000)     (25,946)
                                                    ---------    ---------

NET CASH (USED) BY FINANCING ACTIVITIES               (71,747)    (100,491)
                                                    ---------    ---------

INCREASE (DECREASE) IN CASH                           203,403      (18,513)

CASH, beginning of period                              29,136       34,908
                                                    ---------    ---------

CASH, end of period                                 $ 232,539    $  16,395
                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three months for:

     Interest                                       $  14,656    $  16,280
                                                    =========    =========

     Income Taxes                                   $  16,429    $   3,544
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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-  INTERIM RESULTS AND BASIS OF PRESENTATION:

         The accompanying unaudited financial statements as of June 27, 2008 and June 29, 2007 and for the three months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 27, 2008 and June 29, 2007 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 27, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 28, 2008 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of IEH Corporation as of March 28, 2008 and notes thereto included in the Company's report on Form 10-KSB as filed with the SEC.


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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

         Concentration of Credit Risk:

         The Company maintains cash balances at one financial institution. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in the aggregate. The Company had $232,539 on deposit as of June 27, 2008 which exceeded the FDIC insured amount. As of March 28, 2008 the Company had no uninsured balances.

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

         Net Income Per Share:

         The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
         (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 27, 2008 and June 29, 2007, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

         Fair Value of Financial Instruments: (continued)

         The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, accounts receivable, accounts payable and borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair value or they were receivable or payable on June 27, 2008.

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

         Impairment of Long-Lived Assets:

         SFAS No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended June 27, 2008 and June 29, 2007, respectively.

         Reporting Comprehensive Income:

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the three months ended June 27, 2008 and June 29, 2007, respectively.

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

         The Company did not expend any funds on customer sponsored research and development during the three months ended June 27, 2008 and June 29, 2007, respectively. In addition the Company did not receive any revenues related to customer sponsored research and development activities during the three months ended June 27, 2008 and June 29, 2007.

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

         The Company believes that with its adoption of FIN 48, that the income tax positions taken by it did not have a material effect on the financial statements for the three months ended June 27, 2008.

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

         Inventories are comprised of the following:


                             June 27,     March 28,
                               2008         2008
                            ----------   ----------

         Raw materials      $  919,149   $  927,774
         Work in progress      781,188      788,519
         Finished goods        267,563      270,074
                            ----------   ----------

                            $1,967,900   $1,986,367
                            ==========   ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                   June 27,  March 28,
                                     2008      2008
                                   -------   -------

         Prepaid insurance         $11,684   $16,348
         Prepaid corporate taxes    15,622     7,681
         Other current assets        5,014       108
                                   -------   -------
                                   $32,320   $24,137
                                   =======   =======

Note 5 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are as follows:

                                               June 27,     March 28,
                                                 2008         2008
                                              ----------   ----------

         Computers                            $  212,321   $  212,321
         Leasehold improvements                  585,831      585,831
         Machinery and equipment               4,934,838    4,903,733
         Tools and dies                        2,075,467    2,063,187
         Furniture and fixture                   155,935      155,935
         Website development cost                  7,550        7,550
                                              ----------   ----------

                                               7,971,942    7,928,557
         Less: accumulated depreciation and
         amortization                          6,802,058    6,756,178
                                              ----------   ----------

                                              $1,169,884   $1,172,379
                                              ==========   ==========

Note 6 - ACCOUNTS RECEIVABLE FINANCING:

         The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 5.0% at June 27, 2008. However, the agreement does stipulate that the minimum interest rate is 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or Lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of June 27, 2008 was $458,631. The balance due as of March 28, 2008 was $513,378.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                         June 27,   March 28,
                                           2008       2008
                                         --------   --------

         Payroll and vacation accruals   $199,518   $172,215
         Sales commissions                 23,936     16,504
         Other                             14,022      3,000
                                         --------   --------
                                         $237,476   $191,719
                                         ========   ========

Note 8 - RELATED PARTIES TRANSACTIONS:

         One of the Company's officers has periodically loaned the Company money on a non-interest bearing basis in order to finance working capital requirements. As of March 28, 2008, the amount due to this officer was $17,000. During the three months ended June 27, 2008 this officer was fully repaid.


Note 9 - PENSION PLAN-SALARIED PERSONNEL:

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


Note 9 - PENSION PLAN-SALARIED PERSONNEL: (continued)

         Additionally, the Company had made balloon payments of $25,000 each on January 1, 2004, May 1, 2004, May 1, 2005 and January 1, 2006.

         The Company also granted the PBGC a lien on the Company's machinery and equipment.

         As a result of this agreement the amount due the PBGC was restated to $244,000. As of August 31, 2007, the Company had satisfied its obligation to the PBGC and the resultant lien was released.

Note 10- CHANGES IN STOCKHOLDERS' EQUITY:

         Retained earnings increased by $415,220, which represents the net income for the three months ended June 27, 2008.

Note 11- 2002 EMPLOYEE STOCK OPTION PLAN:

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

         The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 27, 2008 no options had been granted under this Plan.

Note 12 - CASH BONUS PLAN:

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $8,700 for the three months ended June 27, 2008. For the year ended March 28, 2008, the contribution was $33,100.

                                IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 13 - COMMITMENTS:

         The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

         Fiscal year ending March:

         2009                                   $ 126,288
         2010                                     168,384
         2011                                     112,256
                                                ---------
                                                $ 406,928
                                                =========

         The rental expense for the three months ended June 27, 2008 and June 29, 2007 was $36,267 and $36,267, respectively.

         The Company has a collective bargaining multi-employer pension plan ("Multi-Employer Plan") with the United Auto Workers of America, Local 259 ("UAW"). Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendment Act of 1990 (the "Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $21,087 and $17,588 for the three months ended June 27, 2008 and June 29, 2007, respectively.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Act") and
Section 27A of the Securities Act of 1933 (the "1933 Act"). Statements contained in this report which are not statements of historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that m ay affect our business. The following discussion and analysis should be read in conjunction with the financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

              Relationship to Total Revenues
                                                           June 27,    June 29,
                                                             2008        2007
                                                           --------   --------

         Operating Revenues (in thousands)                 $  2,577   $  1,769
                                                           --------   --------

         Operating Expenses:
           (as a percentage of Operating Revenues)

                     Costs of Products Sold                    66.1%      71.8%
                     Selling, General and Administrative       14.2%      16.9%
                     Interest Expense                            .8%       3.5%
                     Depreciation and amortization              1.8%       2.9%
                                                           --------   --------

                            TOTAL COSTS AND EXPENSES           82.9%      95.1%
                                                           --------   --------

         Operating Income (loss)                               17.1%       4.9%

         Other Income                                            --         --
                                                           --------   --------

         Income (loss) before Income Taxes                     17.1%       4.9%

         Income Taxes                                           (.9%)      (.8%)
                                                           --------   --------

         Net Income (loss)                                     16.2%       4.1%
                                                           ========   ========

Comparative Analysis-Three Months Ended June 27, 2008 and June 29, 2007

Operating revenues for the three months ended June 27, 2008 amounted to $2,577,473 reflecting a 45.7% increase versus the three months ended June 29, 2007 revenues of $1,768,676. The sharp increase in revenues can be attributed to a dramatic increase in commercial aerospace spending, new customers in the medical device manufacturing sector as well as internal production efficiencies.

Cost of products sold amounted to $1,704,391 for the three months ended June 27, 2008, or 66.1% of operating revenues. This reflected a $433,870 or 34.1% increase in the cost of products sold from $1,270,521 or 71.8% of operating revenues for the three months ended June 29, 2007. The increase in cost of product sold is due primarily to the increase in costs related to the increase in revenues for the quarter ended June 27, 2008.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended June 27, 2008 and June 29, 2007 (continued)

Selling, general and administrative expenses were $366,830 or 14.2% of operating revenues for the three months ended June 27, 2008 compared to $299,621 or 16.9% of operating revenues for the three months ended June 29, 2007. This category of expense increased by $67,209 or 22.4% from the prior year. The increase can be attributed to an increase in salaries to sales personnel, commissions and travel expenses.

Interest expense was $21,209 or the three months ended June 27, 2008 or .8% of operating revenues. For the fiscal three months ended June 29, 2007, interest expense was $61,540 or 3.5% of operating revenues. The decrease of $40,331 or 65.5% reflects primarily management's commitment to apply revenues to reduce the Company's debt.

Depreciation and amortization of $45,880 or 1.8% of operating revenues was reported for the three months ended June 27, 2008. This reflects a decrease of $4,460 from the comparable three month period ended June 29, 2007 of $50,340 or 2.9% of operating revenues. The reduction in depreciation is the result of assets being written off prior to the three months ended June 27, 2008.

The Company reported net income of $415,220 for the three months ended June 27, 2008 representing basic earnings of $.18 per share as compared to net income of $72,481 or $.03 per share for the three months ended June 29, 2007. The increase in net income for the current three month period can be attributed primarily to the increased revenue recorded during the current quarter.

Liquidity and Capital Resources

The Company reported working capital of $2,308,437 as of June 27, 2008 compared to a working capital of $1,890,722 as of March 28, 2008. The increase in working capital of $417,715 was attributable to the following items:

         Net income                                            $415,220
         Depreciation and amortization                           45,880
         Capital expenditures                                   (43,325)
         Other transactions                                         (60)

As a result of the above, the current ratio (current assets to current liabilities) was 2.85 to 1 at June 27, 2008 as compared to 2.42 to 1 at March 28, 2008. Current liabilities at June 27, 2008 were $1,249,964 compared to $1,329,138 at March 28, 2008.

The Company reported $43,325 in capital expenditures for the three months ended June 27, 2008 and reported depreciation of $45,880 for the same three-month period.

The net income of $415,220 for the three months ended June 27, 2008 resulted in an increase in stockholders' equity to $3,503,105 as compared to stockholders' equity of $3,087,885 at March 28, 2008.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above

                                IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Liquidity and Capital Resources (continued)

prime. However, the agreement does stipulate that the minimum interest rate is 12% per annum. At June 27, 2008 the amount outstanding with the factor was $458,631 as compared to $513,378 at March 28, 2008. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

One of the Company's officers has periodically loaned the Company money on a non-interest bearing basis in order to finance working capital requirements. As of March 28, 2008 the amount due to this officer was $17,000. During the three months ended June 27, 2008 this officer was fully repaid.

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $21,087 and $17,588 for the three months ended June 27, 2008 and June 29, 2007, respectively.

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

The PBGC further determined that pursuant to the provisions of the ERISA that the Salaried Pension Plan must be terminated in order to protect the interests of such Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA

                                 IEH CORPORATION


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Liquidity and Capital Resources (continued)

to have the Salaried Pension Plan terminated and the PBGC appointed as statutory trustee and to have July 31, 1995 established as the Salaried Pension Plan's termination date.

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

As a result of this agreement the amount due the PBGC was restated to $244,000. As of August 31, 2007, the Company had satisfied its obligation to the PBGC and the resultant lien was released.

On September 21, 2001, the Company's shareholders approved the adoption of the Company's 2002 Employee Stock Option Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management. No options have been granted under the Employee Option Plan to date.

Options granted to employees under the 2002 Employee Stock Option Plan may be designated as options which qualify for incentive stock option treatment under
Section 422A of the Internal Revenue Code, or option which do not so qualify.

Under this Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 27, 2008, no options had been granted under the Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating

                                 IEH CORPORATION


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Liquidity and Capital Resources (continued)

profits. The Company accrued $8,700 for the three months ended June 27, 2008. For the year ended March 28, 2008, the contribution was $33,100.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that any of our financial instruments have significant risk associated with market sensitivity. For more information on these investments see Note 2 to our financial statements included in this Form 10-Q. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and marketable securities. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

As of June 27, 2008, our unrestricted cash was $232,539 of which $62,263 was in an interest bearing money market account with and the balance of $170,276 was maintained in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act."), the Company's Chief Executive Officer and Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-QSB, the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the Exchange Act is, recorded, processed, and reported within the time periods specified within the Securities and Exchange Commission's rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended June 27, 2008 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                                 IEH CORPORATION

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings which may have a material effect upon the Company, its financial condition or operations.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We have generated net income of $ 603,865, $200,693 and $ 1,137,622, respectively, for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006 and $415,220 for the quarter ended June 27, 2008. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a factor whereby we can borrow up to eighty percent of our eligible receivables at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced interest rate. No assurances can be given that this financing agreement will continue into the future. If we are unable to continue with this agreement, our cash flow might adversely be affected.

Our success is dependent on the performance of our management and the cooperation, performance and retention of our executive officers and key employees.

Our business and operations are substantially dependent on the performance of our senior management team and executive officers. If our management team is unable to perform it may adversely impact our results of operations and financial condition. We do not maintain "key person" life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. We cannot assure you that we will be able to retain them. Key personnel have left our Company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of Company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

                                 IEH CORPORATION

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. Possible future changes to accounting standards, could adversely affect our reported results of operations.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 28, 2008 traded as low as $1.60 per share and as high as $2.90 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

    o    quarterly variations in our operating results;
    o announcements we make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures;
    o    additions or departures of key personnel;
    o the introduction of competitive offerings by existing or new competitors;
    o uncertainty about and customer confidence in the current economic conditions and outlook;
    o reduced demand for any of our products; and o sales of our common stock.

In addition, the stock market in general, and companies whose stock is listed on The NASDAQ Global Market, have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Since we have not paid dividends on our common stock, you may not receive income from this investment.

We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Earnings, if any, will be used to finance the development and expansion of our business


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

                                 IEH CORPORATION

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

                                  IEH CORPORATION
                                  (Registrant)


August 11, 2008                   /s/ Michael Offerman
                                  --------------------
                                  Michael Offerman
                                  President (Principal Executive Officer)


August 11, 2008                   /s/ Robert Knoth
                                  ----------------
                                  Robert Knoth
                                  Chief Financial Officer/Controller/Principal
                                  Accounting Officer