Form 10-Q
period 2008-09-26
IEH CORPORATION
filed 2008-11-10
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 26, 2008

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

         Non-accelerated filer |_|           Smaller Reporting Company |X|
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 26, 2008.

                                 IEH CORPORATION

                                    CONTENTS

                                                                                     Page
                                                                                    Number
                                                                                    ------
Part I -    FINANCIAL INFORMATION

ITEM 1-     FINANCIAL STATEMENTS

            Balance Sheets as of September 26, 2008 (Unaudited) and
            March 28, 2008                                                               3

            Statement of Operations (Unaudited) for the six and the three
            months ended September 26, 2008 and September 28, 2007.                      5

            Statement of Cash Flows (Unaudited) for the six months ended
            September 26, 2008 and September 28, 2007.                                   6

            Notes to Financial Statements (Unaudited)                                    8

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               19

ITEM 3 -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                              27
            MARKET RISK

ITEM 4 -    CONTROLS AND PROCEDURES                                                     27

PART II -   OTHER INFORMATION

ITEM 1 -    LEGAL PROCEEDINGS                                                           28

ITEM 1A -   RISK FACTORS                                                                29

ITEM 2 -    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                 30

ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES                                             30

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         30

ITEM 5 -    OTHER INFORMATION                                                           30

ITEM 6 -    EXHIBITS                                                                    30

SIGNATURES                                                                              31

EXHIBITS

Exhibit 31.1  Certification Pursuant to Section 302 of the Sarbanes Oxley Act           32

Exhibit 31.2  Certification Pursuant to Section 302 of the Sarbanes Oxley Act           33

Exhibit 32.1  Certification Pursuant to Section 906 of the Sarbanes Oxley Act           34

Exhibit 32.2  Certification Pursuant to Section 906 of the Sarbanes Oxley Act           35

                                 IEH CORPORATION

                                 BALANCE SHEETS

                   As of September 26, 2008 and March 28, 2008

                                                                             Sept. 26,          March 28,
                                                                               2008               2008
                                                                           ------------       ------------
                                                                           (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                     $    142,200       $     29,136
  Accounts receivable, less allowance for doubtful accounts of
    $11,562 at September 26, 2008 and March 28, 2008                          1,248,778          1,180,220
  Inventories (Note 3)                                                        2,118,700          1,986,367
  Prepaid expenses and other current assets (Note 4)                             40,942             24,137
                                                                           ------------       ------------

          Total Current Assets                                                3,550,620          3,219,860
                                                                           ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,844,649 at September 26, 2008
   and $6,756,178 at March 28, 2008 (Note 5)                                  1,146,656          1,172,379
                                                                           ------------       ------------
                                                                              1,146,656          1,172,379
                                                                           ------------       ------------

OTHER ASSETS:
  Other assets                                                                   24,846             24,784
                                                                           ------------       ------------
                                                                                 24,846             24,784
                                                                           ------------       ------------

        Total Assets                                                       $  4,722,122       $  4,417,023
                                                                           ============       ============

              The accompanying notes should be read in conjunction
                         with the financial statements.

                                 IEH CORPORATION

                                 BALANCE SHEETS

                   As of September 26, 2008 and March 28, 2008


                                                                           Sept. 26,          March 28,
                                                                             2008               2008
                                                                         ------------       ------------
                                                                                           (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts receivable financing (Note 6)                                $    195,936       $    513,378
   Loans payable- officers (Note 8)                                                --             17,000
   Accrued corporate income taxes                                              11,234             22,103
   Accounts payable                                                           447,060            584,938
   Workers compensation insurance assessment-
     current portion (Note 13)                                                 20,268                 --
   Other current liabilities (Note 7)                                         175,731            191,719
                                                                         ------------       ------------

          Total Current Liabilities                                           850,229          1,329,138
                                                                         ------------       ------------

LONG TERM LIABILITIES:
   Workers compensation insurance assessment less-
     current portion (Note 13)                                                 81,094                 --
                                                                         ------------       ------------

        Total Long Term Liabilities                                            81,094                 --
                                                                         ------------       ------------

          Total Liabilities                                                   931,323          1,329,138
                                                                         ------------       ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
     2,303,468 shares issued and outstanding at September 26, 2008
     and March 28, 2008                                                        23,035             23,035
   Capital in excess of par value                                           2,744,573          2,744,573
   Retained earnings (Note 10)                                              1,023,191            320,277
                                                                         ------------       ------------
          Total Stockholders' Equity                                        3,790,799          3,087,885
                                                                         ------------       ------------

          Total Liabilities and Stockholders' Equity                     $  4,722,122       $  4,417,023
                                                                         ============       ============

              The accompanying notes should be read in conjunction
                         with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Six Months Ended                   Three Months Ended
                                                        ----------------                   ------------------
                                                 Sept. 26,          Sept. 28,          Sept. 26,          Sept. 28,
                                                   2008               2007               2008               2007
                                               ------------       ------------       ------------       ------------
REVENUE, net sales                             $  5,230,328       $  3,576,485       $  2,652,855       $  1,807,809
                                               ------------       ------------       ------------       ------------

COSTS AND EXPENSES

Cost of products sold                             3,611,750          2,637,921          1,907,359          1,367,400
Selling, general and administrative                 745,294            601,698            378,464            302,077
Interest expense                                     38,486            115,144             17,277             53,604
Depreciation and amortization                        90,160            100,680             44,280             50,340
                                               ------------       ------------       ------------       ------------
                                                  4,485,690          3,455,443          2,347,380          1,773,421
                                               ------------       ------------       ------------       ------------

OPERATING INCOME                                    744,638            121,042            305,475             34,388

OTHER INCOME                                            276                152                219                125
                                               ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                          744,914            121,194            305,694             34,513

PROVISION FOR INCOME TAXES                           42,000             21,207             18,000              7,007
                                               ------------       ------------       ------------       ------------

NET INCOME                                     $    702,914       $     99,987       $    287,694       $     27,506
                                               ============       ============       ============       ============

BASIC AND DILUTED EARNINGS PER SHARE           $        .31       $        .04       $        .13       $        .01
                                               ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (in thousands)                            2,303              2,303              2,303              2,303
                                               ============       ============       ============       ============

              The accompanying notes should be read in conjunction
                         with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                      Six Months Ended
                                                              --------------------------------
                                                                Sept. 26,           Sept. 28,
                                                                  2008                2007
                                                              ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $    702,914        $     99,987
                                                              ------------        ------------

Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation                                                        90,160             100,680

Changes in assets and liabilities:
(Increase) in accounts receivable                                  (68,558)           (198,740)
(Increase) in inventories                                         (132,333)           (109,168)
(Increase) in prepaid expenses and other current assets            (16,804)            (36,990)
(Increase) in other assets                                             (62)               (106)
 Increase (decrease) in accounts payable                          (137,879)            239,215
 Increase (decrease) in other current liabilities                  (15,988)             77,835
 Increase (decrease) in accrued corporate income taxes             (10,869)             11,432
 Increase in workers compensation assessment payable               101,362                  --
(Decrease) in due to pension plan payable                               --             (20,000)
                                                              ------------        ------------

          Total adjustments                                       (190,971)             64,158
                                                              ------------        ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          511,943             164,145

                                                              ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                        (64,437)            (97,120)
                                                              ------------        ------------

NET CASH USED BY INVESTING ACTIVITIES                         $    (64,437)       $    (97,120)
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

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                 Six Months Ended
                                                        --------------------------------
                                                          Sept. 26,           Sept. 28,
                                                            2008                2007
                                                        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                  $         --        $     (1,568)
  (Payment) from accounts receivable financing              (317,442)            (63,940)
  (Repayment) of loans payable - officers                    (17,000)            (33,600)
                                                        ------------        ------------

NET CASH (USED) BY FINANCING ACTIVITIES                     (334,442)            (99,108)
                                                        ------------        ------------

INCREASE (DECREASE) IN CASH                                  113,064             (32,083)

CASH, beginning of period                                     29,136              34,908
                                                        ------------        ------------

CASH, end of period                                     $    142,200        $      2,825
                                                        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three months for:

     Interest                                           $     32,752        $     16,330
                                                        ============        ============

     Income Taxes                                       $     36,440        $      4,085
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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-     INTERIM RESULTS AND BASIS OF PRESENTATION:

            The accompanying unaudited financial statements as of September 26, 2008 and September 28, 2007 and for the six months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 26, 2008 and September 28, 2007 and the results of operations and cash flows for the six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 26, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 28, 2008 has been derived from the audited financial statements at that date.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

            Concentration of Credit Risk:

            The Company maintains cash balances at one financial institution. Amounts on deposit are insured by the Federal Deposit Insurance Corporation up to $100,000 in the aggregate. The Company had $142,200 on deposit as of September 26, 2008 which exceeded the FDIC insured limits at the time. On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (the "2008 Act") was enacted. The 2008 Act temporarily raised the deposit insurance coverage to $250,000 until December 31, 2009. Pursuant to the 2008 Act, subsequent to December 31, 2009 the FDIC insurance limits will return to $100,000. As of March 28, 2008 the Company had no uninsured balances.

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

            Net Income Per Share:

            The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended September 26, 2008 and September 28, 2007, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

            The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, accounts receivable, accounts payable and borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair value or they were receivable or payable on September 26, 2008.

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

            Impairment of Long-Lived Assets:

            SFAS No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended September 26, 2008 and September 28, 2007, respectively.

            Reporting Comprehensive Income:

            The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the six months ended September 26, 2008 and September 28, 2007, respectively.

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

            The Company did not expend any funds on customer sponsored research and development during the three months ended September 26, 2008 and September 28, 2007. In addition the Company did not receive any revenues related to customer sponsored research and development activities during the three months ended September 26, 2008 and September 28, 2007.

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

            The Company believes that with its adoption of FIN 48, that the income tax positions taken by it did not have a material effect on the financial statements for the six months ended September 26, 2008.

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

            In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. This Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS No. 159 will have a material impact on its financial statements.

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

            Inventories are comprised of the following:

                                     Sept. 26,          March 28,
                                       2008               2008
                                   ------------       ------------
            Raw materials          $    989,583       $    927,774
            Work in progress            841,050            788,519
            Finished goods              288,067            270,074
                                   ------------       ------------

                                   $  2,118,700       $  1,986,367
                                   ============       ============

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 -    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

            Prepaid expenses and other current assets are comprised of the following:

                                                   Sept. 26,      March 28,
                                                      2008           2008
                                                  -----------    -----------

            Prepaid insurance                     $     6,343    $    16,348
            Prepaid corporate taxes                     7,681          7,681
            Other current assets                       26,918            108
                                                  -----------    -----------
                                                  $    40,942    $    24,137
                                                  ===========    ===========

Note 5 -    PROPERTY, PLANT AND EQUIPMENT:

            Property, plant and equipment are as follows:

                                                   Sept. 26,      March 28,
                                                      2008           2008
                                                  -----------    -----------

            Computers                             $   220,880    $   212,321
            Leasehold improvements                    585,831        585,831
            Machinery and equipment                 4,938,131      4,903,733
            Tools and dies                          2,084,667      2,063,187
            Furniture and fixture                     155,935        155,935
            Website development cost                    7,550          7,550
                                                  -----------    -----------

                                                    7,992,994      7,928,557
            Less: accumulated depreciation
            and amortization                        6,846,338      6,756,178
                                                  -----------    -----------

                                                  $ 1,146,656    $ 1,172,379
                                                  ===========    ===========

Note 6 -    ACCOUNTS RECEIVABLE FINANCING:

            The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 5.0% at September 26, 2008. However, the agreement does stipulate that the minimum interest rate is 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or the lender upon receiving sixty days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of September 26, 2008 was $195,936. The balance due as of March 28, 2008 was $513,378.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 -    OTHER CURRENT LIABILITIES:

            Other current liabilities are comprised of the following:

                                                   Sept. 26,      March 28,
                                                      2008           2008
                                                  -----------    -----------

            Payroll and vacation accruals         $   127,755    $   172,215
            Sales commissions                          22,073         16,504
            Other                                      25,903          3,000
                                                  -----------    -----------
                                                  $   175,731    $   191,719
                                                  ===========    ===========

Note 8 -    RELATED PARTIES TRANSACTIONS:

            One of the Company's officers has periodically loaned the Company money on a non-interest bearing basis in order to finance working capital requirements. As of March 28, 2008, the amount due to this officer was $17,000. During the six months ended September 26, 2008, the Company fully repaid this officer.

Note 9 -    PENSION PLAN-SALARIED PERSONNEL:

            On June 30, 1995, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") to have the PBGC assume all of the Company's responsibilities and liabilities under its Salaried Pension Plan (the "Salaried Pension Plan"). On April 26, 1996, the PBGC determined that the Salaried Pension Plan did not have sufficient assets available to pay benefits, which were and are currently due under the terms of such Plan.

            The PBGC further determined that pursuant to the provisions of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), that the Salaried Pension Plan must be terminated in order to protect the interests of the Plan's participants. Accordingly, the PBGC proceeded pursuant to ERISA to have the Salaried Pension Plan terminated and the PBGC appointed as statutory trustee, and to have July 31, 1995 established as the Salaried Pension Plan's termination date.

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

Note 10-    CHANGES IN STOCKHOLDERS' EQUITY:

            Retained earnings increased by $702,914, which represents the net income for the six months ended September 26, 2008.

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

            The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 26, 2008 no options had been granted under this Plan.

Note 12 -   CASH BONUS PLAN:

            In 1987, the Company adopted a cash bonus plan (the "Cash Bonus Plan") for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $46,200 for the six months ended September 26, 2008. For the year ended March 28, 2008, the contribution was $33,100.

Note 13-    WORKERS COMPENSATION INSURANCE ASSESSMENT

            On September 15, 2008, the Company was notified by the State of New York Workers' Compensation Board (the "Board") that the Trade Industry Workers' Compensation Trust for Manufacturers (the "Trust") had defaulted. As a member of this self-insured group, the Company was assessed on an estimated basis by the Board for its allocable share necessary to discharge all liabilities of the Trust.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 13  -  WORKERS COMPENSATION INSURANCE ASSESSMENT: (continued)

            The estimated assessment pertains to the years 2002 through 2006. The Company was advised that there may be an additional assessment for the year 2007 and that the estimated assessments for the year 2002 through 2006 are subject to additional review and adjustment.

            The amount assessed for the years 2002 through 2006 was $101,362. The amount assessed each year is detailed as follows:

                      2002     $   16,826
                      2003         24,934
                      2004         31,785
                      2005         14,748
                      2006         13,069
                               ----------
                               $  101,362
                               ==========

            The Company does have the option of paying this assessment as a lump sum amount or paying off the assessment over a sixty month period. The Company has elected the deferral option, and will be making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company has recorded this assessment as a charge to Cost of Sales in the quarter ended September 26, 2008. As of September 26, 2008, the current portion of this assessment liability was $20,268 and the long-term portion was $81,094.

Note 14 -   COMMITMENTS:

            The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

            Fiscal year ending March:

                  2009             $     84,192
                  2010                  168,384
                  2011                  112,256
                                   ------------
                                   $    364,832
                                   ============

            The rental expense for the six months ended September 26, 2008 and September 28, 2007 was $72,534 each.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 14 -   COMMITMENTS: (continued)

            The Company has a collective bargaining multi-employer pension plan (the "Multi-Employer Plan") with the United Auto Workers of America, Local 259 (the "UAW"). Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendment Act of 1990 (the "1990 Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan.

            The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $45,281 and $36,318 for the six months ended September 26, 2008 and September 28, 2007, respectively.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "1934 Act") and
Section 27A of the Securities Act of 1933 (the "1933 Act"). Statements contained in this report which are not statements of historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Results of Operations

Comparative Analysis-Six Months Ended September 26, 2008 and September 28, 2007

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

              Relationship to Total Revenues

                                                                Sept. 26,       Sept. 28,
                                                                  2008            2007
                                                               -----------     -----------
            Operating Revenues (in thousands)                  $     5,230     $     3,576
                                                               -----------     -----------

            Operating Expenses:
              (as a percentage of Operating Revenues)

                  Costs of Products Sold                             69.05%          73.76%
                  Selling, General and Administrative                14.25%          16.82%
                  Interest Expense                                     .74%           3.22%
                  Depreciation and amortization                       1.72%           2.82%
                                                               -----------     -----------

                         TOTAL COSTS AND EXPENSES                    85.76%          96.62%
                                                               -----------     -----------

            Operating Income (loss)                                  14.24%           3.38%

            Other Income                                               .01%             --
                                                               -----------     -----------

            Income (loss) before Income Taxes                        14.25%           3.38%

            Income Taxes                                               .80%            .59%
                                                               -----------     -----------

            Net Income (loss)                                        13.45%           2.79%
                                                               ===========     ===========

Operating revenues for the six months ended September 26, 2008 amounted to $5,230,328 reflecting a 46.24% increase versus the six months ended September 28, 2007 revenues of $3,576,485. The sharp increase in revenues can be attributed to a dramatic increase in commercial aerospace spending, new customers in the medical device manufacturing sector as well as internal production efficiencies.

Cost of products sold amounted to $3,611,750 for the six months ended September 26, 2008, or 69.05% of operating revenues. This reflected a $973,829 or 36.92% increase in the cost of products sold from $2,637,921 or 73.76% of operating revenues for the six months ended September 28, 2007. The increase in cost of product sold is due primarily to an assessment for workers compensation from the State of New York due to the default of the self-insured workers compensation insurance trust of which the Company was a participant (see Note 13 to our financial statements) and the increase in costs related to the increase in revenues recorded during the quarter ended September 26, 2008.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Six Months Ended September 26, 2008 and September 28, 2007 (continued)

Selling, general and administrative expenses were $745,294 or 14.25% of operating revenues for the six months ended September 26, 2008 compared to $601,698 or 16.82.% of operating revenues for the six months ended September 28, 2007. This category of expenses increased by $143,596 or 23.87% from the prior year. The increase can be attributed to an increase in salaries to sales personnel, commissions and travel expenses.

Interest expense was $38,486 or the six months ended September 26, 2008 or .74% of operating revenues. For the fiscal six months ended September 28, 2007, interest expense was $115,144 or 3.22% of operating revenues. The decrease of $76,658 or 66.58% reflects primarily management's commitment to apply revenues to reduce the Company's debt.

Depreciation and amortization of $90,160 or 1.72% of operating revenues was reported for the six months ended September 26, 2008. This reflects a decrease of $10,520 from the comparable six month period ended September 28, 2007 of $100,680 or 2.82% of operating revenues. The reduction in depreciation is the result of assets being written off prior to the six months ended September 26, 2008.

The Company reported net income of $702,914 for the six months ended September 26, 2008 representing basic earnings of $.31 per share as compared to net income of $99,987 or $.04 per share for the six months ended September 28, 2007. The increase in net income for the current six month period can be attributed primarily to the increased revenue recorded during the current quarter.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended September 26, 2008 and September 28,
2007

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

              Relationship to Total Revenues

                                                            Sept. 26,        Sept. 28,
                                                              2008             2007
                                                           -----------     -----------
            Operating Revenues (in thousands)              $     2,653     $     1,808
                                                           -----------     -----------

            Operating Expenses:
              (as a percentage of Operating Revenues)

                    Costs of Products Sold                       71.90%          75.64%
                    Selling, General and Administrative          14.27%          16.71%
                    Interest Expense                               .65%           2.96%
                    Depreciation and amortization                 1.67%           2.78%
                                                           -----------     -----------

                           TOTAL COSTS AND EXPENSES              88.49%          98.09%
                                                           -----------     -----------

            Operating Income (loss)                              11.51%           1.91%

            Other Income                                            --              --
                                                           -----------     -----------

            Income (loss) before Income Taxes                    11.51%           1.91%

            Income Taxes                                           .68%            .39%
                                                           -----------     -----------

            Net Income (loss)                                    10.83%           1.52%
                                                           ===========     ===========

Operating revenues for the three months ended September 26, 2008 amounted to $2,652,855 reflecting a 46.74% increase versus the three months ended September 28, 2007 revenues of $1,807,809. The increase in revenues is due to an increase in commercial sales orders during the current quarter.

Cost of products sold amounted to $1,907,359 for the three months ended September 26, 2008, or 71.90% of operating revenues. This reflected a $539,959 or 39.48% increase in the cost of products sold from $1,367,400 or 75.64% of operating revenues for the three months ended September 28, 2007. The increase in cost of product sold is due primarily to an assessment for workers compensation from the State of New York due to the default of the self-insured workers compensation insurance trust of which the Company was a participant (see
Note 13 to our financial statements) and the increase in costs related to the increase in revenues recorded during the quarter ended September 26, 2008.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended September 26, 2008 and September 28, 2007 (continued)

Selling, general and administrative expenses were $378,464 or 14.27% of operating revenues for the three months ended September 26, 2008 compared to $302,077 or 16.71% of operating revenues for the three months ended September 28, 2007. This category of expenses increased by $76,387 or 25.29% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

Interest expense was $17,277 for the three months ended September 26, 2008 or ..65% of operating revenues. For the fiscal three months ended September 28, 2007, interest expense was $53,604 or 2.96% of operating revenues. The decrease of $36,327 or 67.77% reflects primarily management's commitment to reduce the Company's debt.

Depreciation and amortization of $44,280 or 1.67% of operating revenues was reported for the three months ended September 26, 2008. This reflects a decrease of $6,060 or 12.04% from the prior three months ended September 28, 2007 of $50,340 or 2.78% of operating revenues.

The Company reported net income of $287,694 for the three months ended September 26, 2008 representing basic earnings of $.13 per share as compared to a net income of $27,506 or $.01 per share for the three months ended September 28, 2007. The increase in net income for the current three month period can be attributed primarily to the increased revenue recorded during the current quarter.

Liquidity and Capital Resources

The Company reported working capital of $2,700,391 as of September 26, 2008 compared to a working capital of $1,890,722 as of March 28, 2008. The increase in working capital of $809,669 was attributable to the following items:

        Net income                                   $702,914
        Depreciation and amortization                  90,160
        Capital expenditures                          (64,437)
        Other transactions                             81,032

As a result of the above, the current ratio (current assets to current liabilities) was 4.18 to 1 at September 26, 2008 as compared to 2.42 to 1 at March 28, 2008. Current liabilities at September 26, 2008 were $850,229 compared to $1,329,138 at March 28, 2008.

The Company reported $64,437 in capital expenditures for the six months ended September 26, 2008 and reported depreciation of $90,160 for the same six month period.

The net income of $702,914 for the six months ended September 26, 2008 resulted in an increase in stockholders' equity to $3,790,799 as compared to stockholders' equity of $3,087,885 at March 28, 2008.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Liquidity and Capital Resources (continued)

However, the agreement does stipulate that the minimum interest rate is 12% per annum. At September 26, 2008 the amount outstanding with the factor was $195,936 as compared to $513,378 at March 28, 2008. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

One of the Company's officers has periodically loaned the Company money on a non-interest bearing basis in order to finance working capital requirements. As of March 28, 2008 the amount due to this officer was $17,000. During the six months ended September 26, 2008, the Company fully repaid this officer.

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $45,281 and $36,318 for the six months ended September 26, 2008 and September 28, 2007, respectively.

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

Under this Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 26, 2008, no options had been granted under the Plan.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The Company accrued $46,200 for the six months ended September 26, 2008. For the year ended March 28, 2008, the contribution was $33,100.

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

As of September 26, 2008, our unrestricted cash was $142,200 of which $97,420 was in an interest bearing money market account with and the balance of $44,780 was maintained in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4. CONTROLS AND PROCEDURES

      Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) the Company's Chief Executive Officer and Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the 1934 Act is, recorded, processed, and reported within the time periods specified within the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

      Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.

                                 IEH CORPORATION

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during the quarter ended September 26, 2008 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings which may have a material effect upon the Company, its financial condition or operations.

ITEM 1A. RISK FACTORS

      As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 28, 2008. You should carefully consider the risks described below, together with all of following risk factors and the other information included in this report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We  have  generated  net  income  of  $  603,865,   $200,693  and  $  1,137,622,
respectively, for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006 and $702,914 for the six months ended September 26, 2008. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a factor whereby we can borrow up to eighty percent of our eligible receivables at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced

                                 IEH CORPORATION
interest rate. No assurances can be given that this financing agreement will continue into the future. If we unable to continue with this agreement, our cash flow might adversely be affected.

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

      The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 28, 2008 traded as low as $1.60 per share and as high as $2.90 per share. During the six month period ended September 26, 2008, our stock traded in the range of $1.91 per share to $6.96 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

      o     quarterly variations in our operating results;

      o announcements we make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures;

      o     additions or departures of key personnel;

      o the introduction of competitive offerings by existing or new competitors;

                                 IEH CORPORATION

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

Exhibit 31.1  Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 31.2  Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1  Certification Pursuant to Section 906 of the Sarbanes Oxley Act

Exhibit 32.2  Certification Pursuant to Section 906 of the Sarbanes Oxley Act

(b) Reports on Form 8-K during Quarter

None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IEH CORPORATION
                                        (Registrant)


November 10, 2008                       /s/ Michael Offerman
                                        --------------------
                                        Michael Offerman
                                        President (Principal Executive Officer)


November 10, 2008                       /s/ Robert Knoth
                                        ----------------
                                        Robert Knoth
                                        Chief Financial Officer/Controller/
                                        Principal Accounting Officer