Form 10-Q
period 2008-12-26
IEH CORPORATION
filed 2009-02-09
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 2008

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                           Commission File No. 0-5278

                                 IEH CORPORATION
             (Exact name of registrant as specified in its charter)

             New York                                          13-5549348
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 26, 2008.

                                IEH CORPORATION

                                    CONTENTS

                                                                                 Page
                                                                                Number
                                                                                ------

Part I -          FINANCIAL INFORMATION


ITEM 1-  FINANCIAL STATEMENTS

               Balance Sheets as of December 26, 2008 (Unaudited) and
               March 28, 2008                                                      3

               Statement of Operations (Unaudited) for the nine and the three
               months ended December 26, 2008 and December 28, 2007.               5

               Statement of Cash Flows (Unaudited) for the nine months ended
               December 26, 2008 and December 28, 2007.                            6

               Notes to Financial Statements (Unaudited)                           8


ITEM 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      19

ITEM 3 -       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                     27
               MARKET RISK

ITEM 4 -       CONTROLS AND PROCEDURES                                            27


PART II -      OTHER INFORMATION


ITEM 1 -       LEGAL PROCEEDINGS                                                  28

ITEM 1A -      RISK FACTORS

ITEM 2 -       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        30

ITEM 3 -       DEFAULTS UPON SENIOR SECURITIES                                    30

ITEM 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                30

ITEM 5 -       OTHER INFORMATION                                                  30

ITEM 6 -       EXHIBITS                                                           30


SIGNATURES                                                                        31



EXHIBITS


Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes Oxley Act    32


Exhibit 31.2   Certification Pursuant to Section 302 of the Sarbanes Oxley Act    33


Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes Oxley Act    34


Exhibit 32.2   Certification Pursuant to Section 906 of the Sarbanes Oxley Act    35




                                 IEH CORPORATION

                                 BALANCE SHEETS

                   As of December 26, 2008 and March 28, 2008


                                                                    Dec. 26,     March  28,
                                                                      2008         2008
                                                                   ----------   ----------
                                                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                             $  271,279   $   29,136
  Accounts receivable, less allowance for doubtful accounts
    of $11,562 at December 26, 2008 and March 28, 2008              1,492,529    1,180,220
  Inventories (Note 3)                                              2,223,000    1,986,367
  Prepaid expenses and other current assets (Note 4)                   78,256       24,137
                                                                   ----------   ----------

          Total Current Assets                                      4,065,064    3,219,860
                                                                   ----------   ----------


PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,889,529 December 26, 2008
   and $6,756,178 at March 28, 2008 (Note 5)                        1,142,384    1,172,379
                                                                   ----------   ----------
                                                                    1,142,384    1,172,379
                                                                   ----------   ----------

OTHER ASSETS:
  Other assets                                                         24,909       24,784
                                                                   ----------   ----------
                                                                       24,909       24,784
                                                                   ----------   ----------

        Total Assets                                               $5,232,357   $4,417,023
                                                                   ==========   ==========


          The accompanying notes should be read in conjunction with the financial statements.

                                IEH CORPORATION

                                 BALANCE SHEETS

                   As of December 26, 2008 and March 28, 2008

                                                                     Dec. 26,     March 28,
                                                                       2008         2008
                                                                    ----------   ----------
                                                                    (Unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts receivable financing (Note 6)                           $  403,211   $  513,378
   Loans payable- officers (Note 8)                                         --       17,000
   Accrued corporate income taxes                                      397,235       22,103
   Accounts payable                                                    225,711      584,938
   Workers compensation insurance assessment-
     current portion (Note 13)                                          20,268           --
   Other current liabilities (Note 7)                                  262,829      191,719
                                                                    ----------   ----------

          Total Current Liabilities                                  1,309,254    1,329,138
                                                                    ----------   ----------

LONG TERM LIABILITIES:
   Workers compensation insurance assessment less-
     current portion (Note 13)                                          74,337           --
                                                                    ----------   ----------

        Total Long Term Liabilities                                     74,337           --
                                                                    ----------   ----------

          Total Liabilities                                          1,383,591    1,329,138
                                                                    ----------   ----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
    2,303,468 shares  issued and outstanding at December 26, 2008
    and March 28, 2008                                                  23,035       23,035
   Capital in excess of par value                                    2,744,573    2,744,573
   Retained earnings (Note 10)                                       1,081,158      320,277
                                                                    ----------   ----------
          Total Stockholders' Equity                                 3,848,766    3,087,885
                                                                    ----------   ----------

          Total Liabilities and Stockholders' Equity                $5,232,357   $4,417,023
                                                                    ==========   ==========


          The accompanying notes should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                              Nine Months Ended         Three Months Ended
                                              -----------------         ------------------
                                            Dec. 26,     Dec. 28,     Dec. 26,     Dec. 28,
                                              2008         2007         2008         2007
                                           ----------   ----------   ----------   ----------
REVENUE, net sales                         $7,932,098   $5,511,577   $2,701,770   $1,935,092
                                           ----------   ----------   ----------   ----------

COSTS AND EXPENSES

Cost of products sold                       5,390,593    4,009,085    1,778,843    1,371,164
Selling, general and administrative         1,145,487      920,290      400,193      318,592
Interest expense                               52,643      151,541       14,157       36,397
Depreciation and amortization                 135,040      150,660       44,880       49,980
                                           ----------   ----------   ----------   ----------
                                            6,723,763    5,231,576    2,238,073    1,776,133
                                           ----------   ----------   ----------   ----------


OPERATING INCOME                            1,208,335      280,001      463,697      158,959

OTHER INCOME                                      546          383          270          231
                                           ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                  1,208,881      280,384      463,967      159,190

PROVISION FOR INCOME TAXES                    448,000       30,807      406,000        9,600
                                           ----------   ----------   ----------   ----------

NET INCOME                                 $  760,881   $  249,577   $   57,967   $  149,590
                                           ==========   ==========   ==========   ==========

BASIC AND DILUTED EARNINGS PER SHARE       $      .33   $      .11   $      .03   $      .06
                                           ==========   ==========   ==========   ==========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (in thousands)                      2,303        2,303        2,303        2,303
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

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                    ----------------------
                                                                     Dec. 26,    Dec. 28,
                                                                      2008         2007
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 760,881    $ 249,577
                                                                    ---------    ---------

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation                                                          135,040      150,660

Changes in assets and liabilities:
(Increase) in accounts receivable                                    (312,309)    (136,450)
(Increase) in inventories                                            (236,633)    (253,868)
(Increase) in prepaid expenses and other current assets               (54,119)     (60,925)
(Increase) in other assets                                               (125)        (314)
(Decrease) in accounts payable                                       (360,915)     (80,582)
 Increase in other current liabilities                                 71,110       77,024
 Increase in accrued corporate income taxes                           375,131       29,406
 Increase in workers compensation assessment payable                   94,605           --
(Decrease) in due to pension plan payable                                  --      (20,000)
                                                                    ---------    ---------

          Total adjustments                                          (288,215)    (295,049)
                                                                    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             472,666      (45,472)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                          (103,356)    (148,418)
                                                                    ---------    ---------

NET CASH USED BY INVESTING ACTIVITIES                               $(103,356)   $(148,418)
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

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                      Nine Months Ended
                                                    ----------------------

                                                    Dec. 26,     Dec. 28,
                                                      2008         2007
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable              $      --    $  (2,352)
  (Payment) from accounts receivable financing       (110,167)     220,106
  (Repayment) of loans payable - officers             (17,000)     (44,000)
                                                    ---------    ---------

NET CASH (USED) BY FINANCING ACTIVITIES              (127,167)     173,754
                                                    ---------    ---------

INCREASE (DECREASE) IN CASH                           242,143      (20,136)

CASH, beginning of period                              29,136       34,908
                                                    ---------    ---------

CASH, end of period                                 $ 271,279    $  14,772
                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine months for:

     Interest                                       $  48,218    $  66,488
                                                    =========    =========

     Income Taxes                                   $  51,954    $  11,812
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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-  INTERIM RESULTS AND BASIS OF PRESENTATION:

         The accompanying unaudited financial statements as of December 26, 2008 and December 28, 2007 and for the nine months then ended have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 26, 2008 and December 28, 2007 and the results of operations and cash flows for the nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended December 26, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 28, 2008 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in conformity with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of IEH Corporation as of March 28, 2008 and the notes thereto included in the Company's report on Form 10-KSB as filed with the SEC.


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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

         Concentration of Credit Risk:

         The Company maintains cash balances at one financial institution. Amounts on deposit are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 in the aggregate. The Company had $271,279 on deposit as of December 26, 2008 which exceeded the temporary FDIC insured limits at the time. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "2008 Act") was enacted. The 2008 Act temporarily raised the deposit insurance coverage to $250,000 until December 31, 2009. Pursuant to the 2008 Act, subsequent to December 31, 2009, the FDIC insurance limits will return to $100,000. As of March 28, 2008, the Company had no uninsured balances.

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

         Net Income Per Share:

         The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings
         (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 26, 2008 and December 28, 2007, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

         Fair Value of Financial Instruments:

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value.

         The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash, accounts receivable, accounts payable and borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair value or they were receivable or payable on December 26, 2008.

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

         Impairment of Long-Lived Assets:

         SFAS No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the nine months ended December 26, 2008 and December 28, 2007, respectively.

         Reporting Comprehensive Income:

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the nine months ended December 26, 2008 and December 28, 2007, respectively.

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

         The Company did not expend any funds on customer sponsored research and development during the three months ended December 26, 2008 and December 28, 2007. In addition the Company did not receive any revenues related to customer sponsored research and development activities during the nine months ended December 26, 2008 and December 28, 2007.

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

         The Company believes that with its adoption of FIN 48, that the income tax positions taken by it did not have a material effect on the financial statements for the nine months ended December 26, 2008.

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

         In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. This Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS 159 will have a material impact on its financial statements.

         In May 2008, the FASB issued SFAS No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company has assessed the impact of SFAS 162 and has determined it has no impact on its financial statements.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3 - INVENTORIES: (continued)

         Inventories are comprised of the following:

                             Dec. 26,     March 28,
                               2008         2008
                            ----------   ----------

         Raw materials      $1,038,298   $  927,774
         Work in progress      882,454      788,519
         Finished goods        302,248      270,074
                            ----------   ----------

                            $2,223,000   $1,986,367
                            ==========   ==========


Note 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                   Dec. 26,  March 28,
                                     2008      2008
                                   -------   -------

         Prepaid insurance         $19,559   $16,348
         Prepaid corporate taxes     7,681     7,681
         Other current assets       51,016       108
                                   -------   -------
                                   $78,256   $24,137
                                   =======   =======

Note 5 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are as follows:

                                               Dec. 26,     March 28,
                                                 2008         2008
                                              ----------   ----------

         Computers                            $  229,676   $  212,321
         Leasehold improvements                  585,831      585,831
         Machinery and equipment               4,942,654    4,903,733
         Tools and dies                        2,110,267    2,063,187
         Furniture and fixture                   155,935      155,935
         Website development cost                  7,550        7,550
                                              ----------   ----------

                                               8,031,913    7,928,557
         Less: accumulated depreciation and
         amortization                          6,889,529    6,756,178
                                              ----------   ----------

                                              $1,142,384   $1,172,379
                                              ==========   ==========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6 - ACCOUNTS RECEIVABLE FINANCING:

         The Company entered into an accounts receivable financing agreement whereby it can borrow up to 80% of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 3.25% at December 26, 2008. However, the agreement does stipulate that the minimum interest rate is 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or the lender upon receiving 60 days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of December 26, 2008 was $403,211. The balance due as of March 28, 2008 was $513,378.


Note 7 - OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                         Dec. 26,    March 28,
                                           2008        2008
                                         --------    --------

         Payroll and vacation accruals   $203,168    $172,215
         Sales commissions                 20,905      16,504
         Other                             38,756       3,000
                                         --------    --------
                                         $262,829    $191,719
                                         ========    ========


Note 8 - RELATED PARTIES TRANSACTIONS:

         One of the Company's officers has periodically loaned the Company money on a non-interest bearing basis in order to finance working capital requirements. As of March 28, 2008, the amount due to this officer was $17,000. During the nine months ended December 26, 2008, the Company fully repaid this officer.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9 - PENSION PLAN-SALARIED PERSONNEL: (continued)

         The Company and the PBGC negotiated a settlement of the entire matter and on July 2, 2001, an agreement became effective whereby the Company's liability to the PBGC was reduced to $244,000. Pursuant to the agreement the Company was required to make monthly payments to the PBGC as follows:

             September 1, 2003 to August 1, 2004 $2,000 per month September 1, 2004 to August 1, 2006 $3,000 per month September 1, 2006 to August 1, 2007 $4,000 per month

         Additionally, the Company made balloon payments of $25,000 each on January 1, 2004, May 1, 2004, May 1, 2005 and January 1, 2006.

         The Company also granted the PBGC a lien on the Company's machinery and equipment.

         As a result of this agreement the amount due the PBGC was restated to $244,000. As of August 31, 2007, the Company had satisfied its obligation to the PBGC and the resultant lien was released.

Note 10- CHANGES IN STOCKHOLDERS' EQUITY:

         Retained earnings increased by $760,881, which represents the net income for the nine months ended December 26, 2008.

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

         The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 26, 2008 no options had been granted under this Plan.

Note 12 - CASH BONUS PLAN:

         In 1987, the Company adopted a cash bonus plan (the "Cash Bonus Plan") for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $69,300 for the nine months ended December 26, 2008. For the year ended March 28, 2008, the contribution was $33,100.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 13- WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

         The amount assessed for the years 2002 thru 2006 was $101,362. The assessment for each year is detailed as follows:

                         2002       $ 16,826
                         2003         24,934
                         2004         31,785
                         2005         14,748
                         2006         13,069
                                    --------
                                    $101,362
                                    ========

         The Company does have the option of paying this assessment as a lump sum amount or paying off the assessment over a 60 month period. The Company has elected the deferral option, and will be making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company has recorded this assessment as a charge to Cost of Sales in the quarter ended December 26, 2008. As of December 26, 2008, the current portion of this assessment liability was $20,268 and the long-term portion was $74,337.

Note 14 - COMMITMENTS AND CONTINGENCIES:

         The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

         Fiscal year ending March:

         2009                      $   42,096
         2010                         168,384
         2011                         112,256
                                   ----------
                                   $  322,736
                                   ==========

         The rental expense for the nine months ended December 26, 2008 and December 28, 2007, respectively, was $108,801 each.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 14 - COMMITMENTS AND CONTINGENCIES: (continued)

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

         The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $65,830 and $59,127 for the nine months ended December 26, 2008 and December 28, 2007, respectively.

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

         In November 2006, three former employees of the Company filed claims with the New York State Division of Human Rights ("SDHR") alleging national origin discrimination The SDHR acts as an investigative and adjudicative agency. With respect to its adjudicative function, the SDHR resolves complaints by conducting public hearings before administrative law judges. The SDHR does not litigate claims in court on behalf of claimants. On December 27, 2008, the SDHR issued a determination that probable cause existed that the Company may have violated applicable law and directed that a public hearing be held before an administrative law judge with respect to each former employee's claim. The SDHR has not yet scheduled these matters for hearing. The SDHR is authorized to award legal and equitable relief, including, reinstatement, back pay, and compensatory damages. The Company intends to vigorously defend these claims and believes that there are meritorious defenses in each case.

         The Company is engaged in no other litigation which would be anticipated to have a material adverse effect on our financial condition, results of operations or cash flows.

                                 IEH CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "1934 Act") and
Section 27A of the Securities Act of 1933 (the "1933 Act"). Statements contained in this report which are not statements of historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

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

Critical Accounting Policies

The Financial Statements have been prepared in conformity with GAAP, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies, which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

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

                                 IEH CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


Results of Operations

Comparative Analysis-Nine Months Ended December 26, 2008 and December 28, 2007

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

              Relationship to Total Revenues

                                                      Dec. 26,     Dec. 28,
                                                       2008         2007
                                                     ---------    ---------

   Operating Revenues (in thousands)                 $   7,932    $   5,512
                                                     ---------    ---------

   Operating Expenses:
     (as a percentage of Operating Revenues)

               Costs of Products Sold                    67.96%       72.74%
               Selling, General and Administrative       14.44%       16.70%
               Interest Expense                            .66%        2.75%
               Depreciation and amortization              1.70%        2.73%
                                                     ---------    ---------

                      TOTAL COSTS AND EXPENSES           84.76%       94.92%
                                                     ---------    ---------

   Operating Income (loss)                               15.24%        5.08%

   Other Income                                            .01%         .01%
                                                     ---------    ---------

   Income (loss) before Income Taxes                     15.25%        5.09%

   Income Taxes                                           5.65%         .56%
                                                     ---------    ---------

   Net Income (loss)                                      9.60%        4.53%
                                                     =========    =========

Operating revenues for the nine months ended December 26, 2008 amounted to $7,932,098 reflecting a 43.92% increase versus the nine months ended December 28, 2007 revenues of $5,511,577. The sharp increase in revenues can be attributed to a dramatic increase in commercial aerospace spending, new customers in the medical device manufacturing sector as well as internal production efficiencies.

Cost of products sold amounted to $5,390,593 for the nine months ended December 26, 2008, or 67.96% of operating revenues. This reflected a $1,381,508 or 34.46% increase in the cost of products sold from $4,009,085 or 72.74% of operating revenues for the nine months ended December 28, 2007. The increase in cost of product sold is due primarily to an assessment for workers compensation from the State of New York due to the default of the self-insured workers compensation insurance trust of which the Company was a participant (see Note 13 to our financial statements) and the increase in costs related to the increase in revenues recorded during the quarter ended December 26, 2008.

                                 IEH CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Comparative Analysis-Nine Months Ended December 26, 2008 and December 28, 2007 (continued)

Selling, general and administrative expenses were $1,145,487 or 14.44% of operating revenues for the nine months ended December 26, 2008 compared to $920,290 or 16.70% of operating revenues for the nine months ended December 28, 2007. This category of expenses increased by $225,197 or .25% from the prior year. The increase can be attributed to an increase in salaries to sales personnel, commissions and travel expenses.

Interest expense was $52,643 or the nine months ended December 26, 2008 or .66% of operating revenues. For the fiscal nine months ended December 28, 2007, interest expense was $151,541 or 2.75% of operating revenues. The decrease of $98,898 or 65.26% reflects primarily management's commitment to apply revenues to reduce the Company's debt.

Depreciation and amortization of $135,040 or 1.70% of operating revenues was reported for the nine months ended December 26, 2008. This reflects a decrease of $15,620 from the comparable six month period ended December 28, 2007 of $150,660 or 2.73% of operating revenues. The reduction in depreciation is the result of assets being written off prior to the nine months ended December 26, 2008.

The Company reported net income of $760,881 for the nine months ended December 26, 2008 representing basic earnings of $.33 per share as compared to net income of $249,577 or $.11 per share for the nine months ended December 28, 2007. The increase in net income for the current nine month period can be attributed primarily to the increased revenue recorded during the current quarter.

                                 IEH CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Comparative Analysis-Three Months Ended December 26, 2008 and December 28, 2007

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

   Relationship to Total Revenues

                                                      Dec. 26,     Dec. 28,
                                                        2008         2007
                                                     ---------    ---------

   Operating Revenues (in thousands)                 $   2,702    $   1,935
                                                     ---------    ---------

   Operating Expenses:
     (as a percentage of Operating Revenues)

               Costs of Products Sold                    65.84%       70.86%
               Selling, General and Administrative       14.81%       16.46%
               Interest Expense                            .52%        1.88%
               Depreciation and amortization              1.66%        2.58%
                                                     ---------    ---------

                      TOTAL COSTS AND EXPENSES           82.83%       91.78%
                                                     ---------    ---------

   Operating Income (loss)                               17.17%        8.22%

   Other Income                                             --           --
                                                     ---------    ---------

   Income (loss) before Income Taxes                     17.17%        8.22%

   Income Taxes                                          15.03%         .50%
                                                     ---------    ---------

   Net Income (loss)                                      2.14%        7.72%
                                                     =========    =========

Operating revenues for the three months ended December 26, 2008 amounted to $2,701,770 reflecting a 39.62% increase versus the three months ended December 28, 2007 revenues of $1,935,092. The increase in revenues is due to an increase in commercial sales orders during the current quarter.

Cost of products sold amounted to $1,778,843 for the three months ended December 26, 2008, or 65.84% of operating revenues. This reflected a $407,679 or 29.73% increase in the cost of products sold from $1,371,164 or 70.86% of operating revenues for the three months ended December 28, 2007. The increase in cost of products sold is due primarily to the increase in costs related to the increase in revenues recorded during the quarter ended December 26, 2008.

                                 IEH CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

Comparative Analysis-Three Months Ended December 26, 2008 and December 28, 2007 (continued)

Selling, general and administrative expenses were $400,193 or 14.81% of operating revenues for the three months ended December 26, 2008 compared to $318,592 or 16.46% of operating revenues for the three months ended December 28, 2007. This category of expenses increased by $81,601 or 25.61% from the prior year. The increase can be attributed to an increase in sales salaries, commissions and travel.

Interest expense was $14,157 for the three months ended December 26, 2008 or ..52% of operating revenues. For the fiscal three months ended December 28, 2007, interest expense was $36,397 or 1.88% of operating revenues. The decrease of $22,240 or 61.10% reflects primarily management's commitment to reduce the Company's debt.

Depreciation and amortization of $44,880 or 1.66% of operating revenues was reported for the three months ended December 26, 2008. This reflects a decrease of $5,100 or 10.20% from the prior three months ended December 28, 2007 of $49,980 or 2.58% of operating revenues.

The Company reported net income of $57,967 for the three months ended December 26, 2008 representing basic earnings of $.03 per share as compared to a net income of $149,590 or $.06 per share for the three months ended December 28, 2007. The decrease in net income for the current three month period can be attributed primarily to the additional tax accrued during the current quarter.

Liquidity and Capital Resources

The Company reported working capital of $2,755,810 as of December 26, 2008 compared to a working capital of $1,890,722 as of March 28, 2008. The increase in working capital of $865,088 was attributable to the following items:

        Net income                                $760,881
        Depreciation and amortization              135,040
        Capital expenditures                      (103,356)
        Other transactions                          72,523

As a result of the above, the current ratio (current assets to current liabilities) was 3.10 to 1 at December 26, 2008 as compared to 2.42 to 1 at March 28, 2008. Current liabilities at December 26, 2008 were $1,309,254 compared to $1,329,138 at March 28, 2008.

The Company reported $103,356 in capital expenditures for the nine months ended December 26, 2008 and reported depreciation of $135,040 for the same nine month period.

The net income of $760,881 for the nine months ended December 26, 2008 resulted in an increase in stockholders' equity to $3,848,766 as compared to stockholders' equity of $3,087,885 at March 28, 2008.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime.

                                 IEH CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

However, the agreement does stipulate that the minimum interest rate is 12% per annum. At December 26, 2008 the amount outstanding with the factor was $403,211 as compared to $513,378 at March 28, 2008. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

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

One of the Company's officers has periodically loaned the Company money on a non-interest bearing basis in order to finance working capital requirements. As of March 28, 2008 the amount due to this officer was $17,000. During the nine months ended December 26, 2008, the Company fully repaid this officer.

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $65,830 and $59,127 for the nine months ended December 26, 2008 and December 28, 2007, respectively.

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

The Company and the PBGC negotiated a settlement of the entire matter and on July 2, 2001, an the agreement became effective whereby the Company's liability to the PBGC was reduced to $244,000. Pursuant to the agreement the Company was required to make monthly payments to the PBGC as follows:

         September 1, 2003 to August 1, 2004       $2,000 per month
         September 1, 2004 to August 1, 2006       $3,000 per month
         September 1, 2006 to August 1, 2007       $4,000 per month


Additionally, the Company made balloon payments of $25,000 each on January 1, 2004, May 1, 2004, May 1, 2005 and January 1, 2006.

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

Under this Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 26, 2008, no options had been granted under the Plan.

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

                                 IEH CORPORATION


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The Company accrued $69,300 for the nine months ended December 26, 2008. For the year ended March 28, 2008, the contribution was $33,100.


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

As of December 26, 2008, our unrestricted cash was $271,279 of which $150,628 was in an interest bearing money market account with and the balance of $120,651 was maintained in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.  CONTROLS AND PROCEDURES


     Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act), the Company's President and Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the 1934 Act is, recorded, processed, and reported within the time periods specified within the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

                                 IEH CORPORATION

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during the quarter ended December 26, 2008 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2006, three former employees of the Company filed claims with the New York State Division of Human Rights ("SDHR") alleging national origin discrimination The SDHR acts as an investigative and adjudicative agency. With respect to its adjudicative function, the SDHR resolves complaints by conducting public hearings before administrative law judges. The SDHR does not litigate claims in court on behalf of claimants. On December 27, 2008, the SDHR issued a determination that probable cause existed that the Company may have violated applicable law and directed that a public hearing be held before an administrative law judge with respect to each former employee's claim. The SDHR has not yet scheduled these matters for hearing. The SDHR is authorized to award legal and equitable relief, including, reinstatement, back pay, and compensatory damages. The Company intends to vigorously defend these claims and believes that there are meritorious defenses in each case.

The Company is engaged in no other legal proceedings which would be anticipated to have a material adverse effect on the Company, its financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

     As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-KSB for the year ended March 28, 2008. You should carefully consider the risks described below, together with all of following risk factors and the other information included in this report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We have generated net income of $ 603,865, $200,693 and $ 1,137,622, respectively, for the fiscal years ended March 28, 2008, March 30, 2007 and March 31, 2006 and $760,881 for the nine months ended December 26, 2008. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a factor whereby we can borrow up to 80% of our eligible receivables at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced interest rate. No assurances can be given that this financing agreement will continue into the future. If we unable to continue with this agreement, our cash flow might adversely be affected.

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

     The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 28, 2008 traded as low as $1.60 per share and as high as $2.90 per share. During the nine month period ended December 26, 2008, our stock traded in the range of $1.65 per share to $6.96 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

                                 IEH CORPORATION


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

                                      IEH CORPORATION
                                      (Registrant)


February 9, 2009                      /s/ Michael Offerman
                                      --------------------
                                      Michael Offerman
                                      President (Principal Executive Officer)


February 9, 2009                      /s/ Robert Knoth
                                      ----------------
                                      Robert Knoth
                                      Chief Financial Officer/Controller
                                      (Principal Accounting Officer)