Form 10-K
IEH CORPORATION
filed 2009-07-10
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 27, 2009.
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the transition period from ______ to _____.

                          Commission File Number 0-5278
                                 IEH CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                NEW YORK                                 13-5549348
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
               In Company)

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

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

                 Large accelerated filer |_|   Accelerated filer |_|
                 Non-accelerated filer |_|     Smaller reporting company |X|
                 (do not check if a smaller reporting company)

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 26, 2008): $3,924,900.60.

--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On July 10, 2009, the Registrant had 2,303,468 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(e) under the Securities Act of 1933.

                                      None

                                 IEH CORPORATION
                               INDEX TO FORM 10-K
                                                                            Page

PART I.......................................................................  5

   ITEM 1.   DESCRIPTION OF BUSINESS.........................................  5
   ITEM 1A.  RISK FACTORS.................................................... 10
   ITEM 1B.  UNRESOLVED STAFF COMMENTS....................................... 10
   ITEM 2.   DESCRIPTION OF PROPERTY......................................... 10
   ITEM 3.   LEGAL PROCEEDINGS............................................... 10
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS......... 11

PART II...................................................................... 12

   ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                AND ISSUER'S PURCHASES OF EQUITY SECURITIES.................. 12
   ITEM 6.   SELECTED FINANCIAL DATA......................................... 13
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        13
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ...... 20
   ITEM 8.   FINANCIAL STATEMENTS............................................ 20
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........... 20
   ITEM 9A.  CONTROLS AND PROCEDURES......................................... 20
   ITEM 9B.  OTHER INFORMATION............................................... 22

PART III..................................................................... 22

   ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE ........ 22
   ITEM 11.  EXECUTIVE COMPENSATION.......................................... 24
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................... 26
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................. 26
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................... 27

PART IV      ................................................................ 28

   ITEM 15.  EXHIBITS........................................................ 28

   SIGNATURES

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

Item 1. Description of Business

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

        The majority of the Company's customers require that the Company maintain a quality system in strict accordance with ISO 9001. This is an International Standard Organization (ISO) specification for which the Company has been audited and has received certification to ISO 9001:2000. The Company's quality policy is: "Listening to our Customers and meeting their needs, while continuously improving our processes and services."

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

        The customers we service are in the government, aerospace, medical, automotive, test equipment and commercial electronics markets. We appear on the Military Qualified Product Listing "QPL" to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic market and military defense market were 30% and 69%, respectively, of the Company's net sales for the year ended March 27, 2009.

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

        The Company has developed a new technology for a high speed connector module for one of its customers. Because it has been so well received, it will be used in five (5) other programs for which such customer has contracts.

                                 IEH CORPORATION

                                     PART I

Item 1. Description of Business (continued)

        New Product Development (continued)

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

        Commitments

        The Company has a collective bargaining multi-employer pension plan ("Multi-Employer Plan") with the United Auto Workers of America, Local
        259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the "1990 Act"), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $101,695 for the year ended March 27, 2009 and $80,667 for the year ended March 28, 2008.

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

        The assessed amount for the years 2002 through 2006 was $101,362. The assessed amount for each year is detailed as follows:

                                  2002      $  16,826
                                  2003         24,934
                                  2004         31,785
                                  2005         14,748
                                  2006         13,069
                                               ------
                                             $101,362
                                             ========

                                 IEH CORPORATION

                                     PART I

Item 1. Description of Business (continued)

        Commitments (continued)

        The Company did have the option of paying this assessment as a lump sum amount or paying off the assessment over a 60 month period. The Company has elected the deferral option, and is making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company had recorded this assessment as a charge to Cost of Sales in the quarter ended December 26, 2008. As of March 27, 2009, the current portion of this assessment liability was $20,268 and the long-term portion was $67,579.

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

        The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company's net sales for the years ended March 27, 2009 and March 28, 2008, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

                                 IEH CORPORATION

                                     PART I

Item 1. Description of Business (continued)

        Marketing and Sales (continued)

        Three of the Company's customers accounted for 26% of the Company's net sales for the year ended March 27, 2009. Each of those customers accounted for approximately 9% of the Company's sales. Three of the Company's customers accounted for 30% of the Company's net sales for the year ended March 28, 2008. The Company currently employs 15 independent sales representatives to market its products in all regions in the United States.

        These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of competitors, which compete directly with the Company's products. These sales representatives accounted for approximately 94% of Company sales (with the balance of Company sales being generated via direct customer contact) for the year ended March 27, 2009.

        International sales accounted for less than 1% of sales for the years ended March 27, 2009 and March 28, 2008, respectively.

        Backlog of Orders/Capital Requirements

        The backlog of orders for the Company's products amounted to approximately $4,554,000 at March 27, 2009, as compared to $3,650,000 at March 28, 2008. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems, which would prevent it from fulfilling its orders.

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

                                 IEH CORPORATION

                                     PART I

Item 1. Description of Business (continued)

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

        The Company expended $0 and $15,000 for the years ended March 27, 2009 and March 28, 2008, respectively, on customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. The Company was fully reimbursed by its customers for this research.

        Employees

        The Company presently employs approximately 107 people, two (2) of whom are executive officers; three (3) are engaged in management activities; three (3) provide general and administrative services and approximately 99 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the "Union"), which expired on March 31, 2009 and was renegotiated and extended until March 31, 2012. The Company believes that it has a good relationship with its employees and the Union.

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

                                 IEH CORPORATION

                                     PART I

Item 1. Description of Business (continued)

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

Item 1A. Risk Factors

        We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 1B. Unresolved Staff Comments

        We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 2. Description of Property

        The Company is obligated under its lease for its facility through August 23, 2011, at minimum annual rentals as follows:

                  Fiscal year ending March:

                   2010                     $   168,384
                   2011                         112,256
                                            -----------

                                            $   280,640
                                            ===========

        The Company leases approximately 20,400 feet of space, of which it estimates; 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing and plating operations.

        The rental expense for the years ended March 27, 2009 and March 28, 2008 was $145,068, respectively. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3. Legal Proceedings

        Except as described below, the Company is not a party to or aware of any pending or threatened legal proceedings which, in the opinion of the Company's management, would result in any material adverse effect on its results of operations or its financial condition.

                                 IEH CORPORATION

                                     PART I

Item 3. Legal Proceedings (continued)

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

Item 4. Submission of Matters to Vote of Security Holders

        No matters were submitted to shareholders during the fourth quarter for the fiscal year ended March 27, 2009.

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

                              Year                  High Bid           Low Bid

        Fiscal Year ended March 27, 2009 (*)

        1st Quarter                                    $1.98             $1.65
        2nd Quarter                                    $4.30             $1.92
        3rd Quarter                                    $2.90             $2.20
        4th Quarter                                    $2.90             $2.00

        Fiscal Year ended March 28, 2008 (*)

        1st Quarter                                    $2.90             $1.60
        2nd Quarter                                    $2.75             $2.15
        3rd Quarter                                    $2.50             $1.85
        4th Quarter                                    $2.10             $1.30

(*)  As reported by the OTCBB.

        The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

        On July 7, 2009 the high bid for the common stock was $3.18 and the low bid was $3.18

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

        Approximated Number of Equity Security Holders

        The number of record holders of the Company's common stock as of July 8, 2009 was approximately 534. Such number of record owners was determined from the Company's stockholder records, and does not include the beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

        Transfer Agent

        The transfer agent for our common stock is Registrar & Transfer Company located in Cranford, NJ.

Item 6. Selected Financial Data

        We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Statements contained in this report, which are not historical facts, may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially form those projected. The words "anticipate," "believe", "estimate", "expect," "objective," and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

        The following discussion and analysis should be read in conjunction with our audited financial statements and related footnotes included elsewhere in this report, which provide additional information concerning the Company's financial activities and condition.

        Critical Accounting Policies

        The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies, which could

                                 IEH CORPORATION

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

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

                                 IEH CORPORATION

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

        The Company expended $0 and $15,000 for the years ended March 27, 2009 and March 28, 2008, respectively, on customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. The Company was fully reimbursed by its customers for this research.

        Results of Operations

        The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

                         Relationship to Total Revenues

                                                       March 27,     March 28,
                                                         2009          2008
                                                       ---------     ---------

            Operating Revenues (in thousands)          $  10,718     $   7,805
                                                       ---------     ---------

            Operating Expenses:
              (as a percentage of Operating Revenues)

                 Costs of Products Sold                     69.3%         70.8%
                 Selling, General and Administrative        15.3%         16.4%
                 Interest Expense                             .6%          2.3%
                 Depreciation and amortization               1.6%          2.5%
                                                       ---------     ---------

                        TOTAL COSTS AND EXPENSES            86.8%         92.0%
                                                       ---------     ---------

            Operating Income (loss)                         13.2%          8.0%

            Other Income                                      --            --
                                                       ---------     ---------

            Income (loss) before Income Taxes               13.2%          8.0%

            Income Taxes                                    (6.0%)         (.3%)
                                                       ---------     ---------

            Net Income (loss)                                7.2%          7.7%
                                                       =========     =========

                                 IEH CORPORATION

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Results of Operations (continued)

        Year End Results: March 27, 2009 vs. March 28, 2008

        Operating revenues for the year ended March 27, 2009 amounted to $10,717,543 reflecting a 37.3% increase versus the year ended March 28, 2008 revenues of $7,805,443. The increase in revenues is a direct result of an increase in defense and commercial sales.

        The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company's net sales for the fiscal years ended March 27, 2009 and March 28, 2008, respectively, were made directly to manufacturers of finished products with the balance of the Company's products sold to distributors.

        Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

        For the fiscal year ended March 27, 2009, three of the Company's customers accounted for approximately 26% of total sales. Each of those customer accounted for approximately 9% of sales.

        The Company currently employs 15 independent sales representatives to market its products in all regions of the United States. These sales representatives accounted for approximately 94% of the Company's sales, with the balance of sales being generated by direct customer contact.

        For the fiscal year ended March 27, 2009, the Company's principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 30% and 69%, respectively, of the Company's net sales for the year ended March 27, 2009 and 28% and 71% for the year ended March 28, 2008 respectively. Approximately 1% of net sales were made to international customers.

        Cost of products sold amounted to $7,425,771 for the fiscal year ended March 27, 2009, or 69.3% of operating revenues. This reflected a $1,899,296 or 34.4% increase in the cost of products sold from $5,526,475 or 70.8% of operating revenues for the fiscal year ended March 28, 2008. This increase is due primarily to the increased cost of production associated with the increase in defense and commercial sales.

        Selling, general and administrative expenses were $1,643,083 and $1,277,924 or 15.3% and 16.4% of operating revenues for the fiscal years ended March 27, 2009 and March 28, 2008, respectively. This category of expense increased by $365,159 or 28.6% from the prior year. The increase can be attributed to an increase in salaries, commissions and travel. Additionally a workers compensation assessment of $101,362 was recorded during the current fiscal year.

        Interest expense was $66,681 for the fiscal year ended March 27, 2009 or .6% of operating revenues. For the fiscal year ended March 28, 2008, interest expense was $177,675 or 2.3% of operating revenues. The decrease of $110,994 or 62.5% reflects the interest payments made during the year ended March 28, 2008, as part of the settlement with the UAW Local 259 pension fund which amounted to $85,052.

                                IEH CORPORATION

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Results of Operations (continued)

        Year End Results: March 27, 2009 vs. March 28, 2008 (continued)

        Depreciation and amortization of $172,658 or 1.6% of operating revenues was reported for the fiscal year ended March 27, 2009. This reflects a decrease of $25,242 or 12.8% from the prior year ended March 28, 2008 of $197,900 or 2.5% of operating revenues. The decrease is due primarily to capital assets being fully depreciated over the current fiscal year.

        The Company reported net income of $768,003 for the year ended March 27, 2009 representing basic earnings of $.33 per share as compared to net income of $603,865 or $.26 per share for the year ended March 28, 2008. The increase in net income for the current year can be attributed primarily to the reported increase in defense and commercial sales.

        Liquidity and Capital Resources

        The Company reported working capital of $3,115,072 as of March 27, 2009 compared to a working capital of $1,890,722 as of March 28, 2008. The increase in working capital of $1,224,350 was attributable to the following items:

              Net income                               $  768,003
              Depreciation and amortization               172,658
              Capital expenditures                       (184,539)
              Other transactions                          468,228
                                                       ----------
                                                       $1,224,350
                                                       ==========

        As a result of the above, the current ratio (current assets to current liabilities) was 3.69 to 1 at March 27, 2009 as compared to 2.42 to 1.0 at March 28, 2008. Current liabilities at March 27, 2009 were $1,158,972 compared to $1,329,138 at March 28, 2008.

        The Company reported $184,539 in capital expenditures for the year ended March 27, 2009 and reported depreciation of $172,658 for the year ended March 27, 2009.

        The net income of $768,003 for the year ended March 27, 2009 resulted in an increase in stockholders' equity to $3,855,888 as compared to stockholders' equity of $3,087,885 at March 28, 2008.

        The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime with a minimum of 12% per annum. At March 27, 2009 the amount outstanding with the factor was $454,723 as compared to $513,378 at March 28, 2008. The loan is secured by the Company's accounts receivables and inventories. The factor provides discounted funds based upon the Company's accounts receivables, these funds provide the primary source of working capital for operations.

        In the past two fiscal years, management has been reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. As a consequence of this new policy the Company's experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all

                                 IEH CORPORATION

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        Liquidity and Capital Resources (continued)

        accounts receivable on a monthly basis. The reserve is less than 2% of average gross accounts receivable and is considered to be conservatively adequate.

        One of the Company's officers has periodically loaned the Company money on a non-interest bearing basis in order to finance working capital requirements. As of March 28, 2008, the amount due this officer was $17,000.

        During the year ended March 27, 2009 the Company had repaid the remaining balance due to this officer.

        The Company has a collective bargaining multi-employer plan ("Multi-Employer Plan") with the United Auto Workers of America, Local
        259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month.

        With the passage of the 1990 Act the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company's proportional share of such Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $101,695 for the year ended March 27, 2009 and $80,667 for the year ended March 28, 2008.

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

        The assessed amount for the years 2002 through 2006 was $101,362. The assessed amount for each year is detailed as follows:

                               2002       $ 16,826
                               2003         24,934
                               2004         31,785
                               2005         14,748
                               2006         13,069
                               ----         ------
                                          $101,362
                                          ========

        The Company did have the option of paying this assessment as a lump sum amount or paying off the assessment over a 60 month period. The
        Company has elected the deferral option, and is making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company has recorded this assessment as a charge to Cost of Sales in the quarter ended December 26, 2008. As of March 27, 2009, the current portion of this assessment liability was $20,268 and the long-term portion was $67,579.

                                 IEH CORPORATION

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

        In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 27, 2009, no options had been granted under the Employee Option Plan.

        In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 27, 2009, the contribution was $121,000. For the year ended March 28, 2008, the contribution was $59,500.

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

                                 IEH CORPORATION

                                     PART II

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements

         See Index to Financial Statements attached hereto appearing at pages 29 to 47.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         Evaluations of Disclosure Controls and Procedures

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) within 90 days of the filing of this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the 1934 Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon assessment, our management concluded that our internal control over financial reporting is effective as of March 27, 2009.

         Management's Report on Internal Control over Financial Reporting

         Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company's internal control over financial reporting includes those policies and procedures that:

            (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

                                 IEH CORPORATION

                                     PART II

Item 9A. Controls and Procedures (continued)

         Management's Report on Internal Control over Financial Reporting (continued)

            (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

            (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

         Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 27, 2009. In making this evaluation, management used the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control--Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 27, 2009.

         This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Changes in Internal Control over Financial Reporting

         There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal year ended March 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Inherent Limitations on Effectiveness of Controls

         We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                 IEH CORPORATION

                                     PART II

Item 9A. Controls and Procedures (continued)

         Management's Report on Internal over Financial Controls (continued)

         Other Information Related to Internal Controls Historically, the Company has relied upon the entire Board of Directors in appointing the Company's independent auditors and reviewing the financial condition and statements of the Company. Given the relatively small size of the Company's operations and revenues, the Board has not believed that appointing an independent committee was a necessity.

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

Item 9B. Other Information

         None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governace

         The executive officers and directors of the Company are as follows:

               Name              Age                            Office
          Michael Offerman       68        Chairman of the Board of Directors, President and
                                           Chief Executive Officer

          Robert Knoth           67        Chief Financial Officer, Controller, Secretary and Treasurer

          Murray Sennet          86        Director

          Allen Gottlieb         68        Director

          Gerald E. Chafetz      66        Director

         IEH's Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. Prior to May 26, 2009, the Board of Directors consisted of three (3) members divided into two classes with two Class I Members (Messrs. Offerman and Sennet) and one Class II Member (Mr. Gottlieb). On May 26, 2009, the Board of Directors unanimously voted to increase the number of directors from three to four directors and elected Gerald E. Chafetz as a Class II Member. The Class II Members of the Board of Directors are scheduled to be elected at the Company's 2009 Annual Meeting. Mr. Chafetz will serve on the Board of Directors for the balance of the term of Class II Members or until his successor is elected and qualified. All officers serve at the discretion of the Board of Directors.

                                 IEH CORPORATION

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance (continued)

         Executive Officers and Directors

         Michael Offerman. Michael Offerman has been a member of the Board of Directors since 1973. In May 1987, Mr. Offerman was elected President and Chief Executive Officer of the Company and has held that position since that date. Prior to his becoming President, Mr. Offerman served as Executive Vice-President of the Company.

         Robert Knoth. Robert Knoth joined the Company as Controller in January 1990 and was elected Treasurer of the Company in March 1990. Mr. Knoth was elected as Secretary of the Company in September 1992 and Mr. Knoth has held these positions since said dates. From 1986 to January 1990, Mr. Knoth was employed as controller by G&R Preuss, Inc., a company engaged in the business of manufacturing truck bodies and accessories.

         Murray Sennet. Murray Sennet has been a member of the Company's Board of Directors since 1970. Mr. Sennet was the Secretary and the Treasurer of the Company at the time of his retirement in April 1986.

         Allen Gottlieb. Allen Gottlieb has been a member of the Company's Board of Directors since 1992. Mr. Gottlieb has been an attorney in private practice for over five (5) years.

         Gerald Chafetz. Mr. Chafetz, 66, has been the President of Capitol City Companies since 1989. Capitol City Companies is a property management and home improvement business headquartered in Hartford, Connecticut. Prior to founding Capitol City Companies, he had an extended 22-year executive career in the textile industry with several knitwear and high fashion manufacturers, including Arista Knitwear, Berwick Fashion Knitwear and Beged-or Knitwear. Mr. Chafetz graduated from the University of Hartford in 1965 with a Bachelor of Science degree in business.

         Significant Employees

         Joan Prideaux joined the Company in April 1994, as Director of Sales and Marketing. Joan has been in the connector business over 30 years and brings this experience to IEH. Prior to joining us, she was employed by Automatic Connector as Director of Sales.

         Mark Iskin is the Director of Purchasing, a position he has held since September 2000. Prior to joining the Company, Mark worked as a materials and purchasing specialist, in manufacturing and distribution companies. In his last position with an industrial distributor, he was responsible for purchasing and managing vendors for the cutting tool section of the catalog. In addition he participated in setting up and developing the company's forecasting/planning software related to that department procedures.

         David Offerman joined IEH in September 2004 as the National Sales Manager. Prior to joining IEH, David worked as an account executive and sales manager in the telecommunication industry. David is the son of Michael Offerman, President and Chief Executive Officer of the Company.

         Robert Romeo serves as Vice President of Engineering for IEH; a post he has held since October 2005. Robert has corporate responsibility for engineering products and driving product enhancements to satisfy the demanding application requirements of IEH customers. In addition, Robert is tasked with engineering new product developments in the IEH connector offerings to broaden the market base of potential customers. These new connectors will introduce the traditional IEH quality and value to joining IEH, Robert worked for more than twenty years in

                                IEH CORPORATION

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance (continued)

         Significant Employees (continued)

         positions of increasing responsibility for major national manufacturers of electrical and electronic goods for residential, industrial, government and OEM markets.

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

         Compliance with Section 16(a) of 1934 Act

         Section 16(a) of the 1934 Act requires the Company's directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company's common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.

         Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the 2008 fiscal year.

         Director Independence; Meetings of Directors; Committees of the Board

         Our Board of Directors currently consists of four individuals. Three of our directors (other than Michael Offerman) are "independent" as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 27, 2009, our Board of Directors held one meeting and acted by unanimous written consent on two occasions.

         Since the Board of Directors has historically and will in the immediate future consist of only a small number of directors, we have not formed any Board committees. All matters relating to audit, compensation, nominations and corporate governance are considered and acted only by the entire Board of Directors.

         The Board did not adopt any modifications to the procedures by which security holders may recommend nominees to its Board of Directors.

Item 11. Executive Compensation

         The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 27, 2009, March 28, 2008, and March 30, 2007 for the Company's Chief Executive Officer and Chief Financial Officer:

                                 IEH CORPORATION

                                    PART III

Item 11.   Executive Compensation (continued)

                                                                             Other Annual
Name and Principal Position                 Year        Salary      Bonus    Compensation       Total
------------------------------------   --------------  ---------  --------  ---------------  ----------
Michael Offerman, Chief Executive
Officer, President (1)                 March 27, 2009  $158,500   $35,000          0          $193,500
                                       March 28, 2008   105,000    18,500          0           123,500

Robert Knoth,                          March 27, 2009  $119,601   $25,000          0           144,601
Chief Financial Officer                March 28, 2008    84,002    14,600          0            98,602

      (1) During the fiscal years ended March 27, 2009, March 28, 2008 and March 30, 2007, the Company provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile allowance.

      (2) There are no employment agreements between the Company and members of its senior management, including the President and Chief Executive Officer, Michael Offerman.

            Pension/Benefit Incentive Plan

            In 1964, the Company's shareholders and Board of Directors adopted the Salaried Pension Plan, a contributory pension plan effective April 1, 1964, for salaried employees of the Company. The Salaried Pension Plan as revised on April 1, 1987, provides for retirement benefits for qualified employees upon or prior to retirement.

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

            Cash Bonus Plan

            In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. For the fiscal year ended March 27, 2009 the contribution was $121,000. The contribution for the fiscal year ended March 28, 2008 was $59,500.

                                 IEH CORPORATION

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information as of June 30, 2009 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of
         1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities;
         (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 30, 2009 there were 2,303,468 shares of common stock issued and outstanding.

---------------------------------------------------------------------------------------------------------
                                                                Amount of and Nature
                             Name and Address of Beneficial        of Beneficial
      Title of Class                    Owner                        Ownership        Percentage of Class
---------------------------------------------------------------------------------------------------------
Common Stock                Michael Offerman                            923,784(1)            40%
$.01 Par Value              c/o IEH Corporation
                            140 58th Street
                            Brooklyn, NY 11220
---------------------------------------------------------------------------------------------------------
                            Murray Sennet                                24,500              1.1%
                            c/o IEH Corporation
                            140 58th Street
                            Brooklyn, NY 11220
---------------------------------------------------------------------------------------------------------
                            Allen Gottlieb                                    0                0
                            c/o IEH Corporation
                            140 58th Street
                            Brooklyn, NY 11220
---------------------------------------------------------------------------------------------------------
                            Robert Knoth                                  1,770                *
                            c/o IEH Corporation
                            140 58th Street
                            Brooklyn, NY 11220
---------------------------------------------------------------------------------------------------------
                            Gerald E. Chafetz                                 0                0
                            c/o IEH Corporation
                            140 58th Street
                            Brooklyn, NY 11220
---------------------------------------------------------------------------------------------------------
All Officers & Directors as a Group
(5 in number)                                                           950,054               41%
---------------------------------------------------------------------------------------------------------

----------------------
      * Less than 1%.

(1) 43,600 shares of common stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.

All shares set forth above are owned directly by the named individual unless otherwise stated.

Item 13. Certain Relationships and Related Transactions

         Other than the employment terms for its executive officers as described elsewhere in this Form 10-K, and as described below, there have been no related transactions between the Company, officers,

                                 IEH CORPORATION

                                    PART III

Item 13. Certain Relationships and Related Transactions (continued)

         directors or shareholders holding in excess of 5% of its securities within the last three years.

         One of the Company's officers has periodically loaned the Company money on a non-interest bearing basis in order to finance working capital requirements. As of March 28, 2008, the amount due this officer was $17,000. During the year ended March 27, 2009, the Company had repaid the balance of this loan.

Item 14. Principal Accountant Fees and Services

         The Board of Directors of IEH has selected Jerome Rosenberg, CPA P.C. as the independent auditor of IEH for the fiscal year ending March 27, 2009. Shareholders are not asked to approve such selection because such approval is not required. The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. A member of Jerome Rosenberg, CPA P.C. is expected to be present at the next meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

         Audit Fees. During the fiscal year ended March 27, 2009 and March 28, 2008, IEH paid an aggregate of $36,600 and $31,250, respectively, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

         Audit Related Fees. During the fiscal years ended March 27, 2009 and March 28, 2008, no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

         Tax Fees. During the fiscal years ended March 27, 2009 and March 28, 2008, the Company paid to Jerome Rosenberg CPA P.C. the sums of $3,000 and $3,000 for tax compliance, tax advice and tax planning services.

         All Other Fees. During the fiscal year ended March 27, 2009, IEH did not pay any other fees for services to its independent auditor.

         The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees paid to it for such services during the fiscal year ended March 27, 2009 has not compromised the independence of Jerome Rosenberg, CPA P.C.

         The Board of Directors of the Company is comprised of four persons. Due to the limited size and scope of the Company's operations which are limited to one office and the level of revenue and income, the Board of Directors has not established an Audit Committee. Further, as the Company's securities are not traded on any exchange or on Nasdaq, but solely are listed for quotations on the Over the Counter Bulletin Board, there is no requirement that an Audit Committee be established. The Board, as an entirety, approves that appointment of its independent auditor and the related work performed by the auditor for services which are not audit related. In its deliberations regarding approval of the independent auditor for auditing and other services, the Board reviews the auditor's history of representing the Company, the fees to be paid and paid historically, the level of performance provided by the auditor and the ability of the Company, given its lack of profits to obtain similar services for similar costs.

                                 IEH CORPORATION

                                    PART III

Item 14. Principal Accountant Fees and Services (continued)

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

                                     PART IV

Item 15. Exhibits

         Exhibits filed with Form 10-K:

         31.1 Certifications of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certifications of Chief Accounting Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and
         Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 IEH CORPORATION

                        March 27, 2009 and March 28, 2008

                                    Contents

                                                                          Page

                                                                         Number
                                                                         ------

Report of Independent Registered Public Accounting Firm                    30

Financial Statements:

         Balance Sheets as of March 27, 2009 and March 28, 2008            31

         Statement of Operations for the years ended March 27, 2009
            and March 28, 2008                                             33

         Statement of Stockholders' Equity for the years ended
            March 27, 2009 and March 28, 2008                              34

         Statement of Cash Flows for the years ended March 27, 2009
           and March 28, 2008                                              35

Notes to Financial Statements                                              37

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Board of Directors
IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation as of March 27, 2009 and March 28, 2008 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the periods ended March 27, 2009 and March 28, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 27, 2009 and March 28, 2008 and the results of its operations and its cash flows for each of the two years ended March 27, 2009 and March 28, 2008 in conformity with U.S. generally accepted accounting principles.

                                                 /s/Jerome Rosenberg CPA, P.C.
                                                    Jerome Rosenberg CPA, P.C.
                                                            Melville, New York
                                                                  June 9, 2009

                                 IEH CORPORATION

                                 BALANCE SHEETS

                     As of March 27, 2009 and March 28, 2008


                                                                    March 27,    March 28,
                                                                      2009         2008
                                                                   ----------   ----------
                                  ASSETS

CURRENT ASSETS:
  Cash                                                             $  169,316   $   29,136
  Accounts receivable, less allowances for doubtful accounts
     of $11,562 at March 27, 2009 and March 28, 2008                1,830,668    1,180,220
  Inventories (Note 2)                                              2,248,140    1,986,367
  Prepaid expenses and other current assets (Note 3)                   25,920       24,137
                                                                   ----------   ----------

          Total Current Assets                                      4,274,044    3,219,860
                                                                   ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $6,927,669 at March 27, 2009
   and $6,756,178 at March 28, 2008 (Note 4)                        1,183,427    1,172,379
                                                                   ----------   ----------
                                                                    1,183,427    1,172,379
                                                                   ----------   ----------

OTHER ASSETS:
  Other assets                                                         24,968       24,784
                                                                   ----------   ----------
                                                                       24,968       24,784
                                                                   ----------   ----------

        Total Assets                                               $5,482,439   $4,417,023
                                                                   ==========   ==========

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                                 BALANCE SHEETS

                     As of March 27, 2009 and March 28, 2008

                                                                            March 27,    March 28,
                                                                               2009         2008
                                                                           ----------   ----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts receivable financing (Note 5)                                 $  454,723   $  513,378
    Loans payable- officers (Note 7)                                               --       17,000
    Accrued corporate income taxes                                            257,294       22,103
    Accounts payable                                                          548,948      584,938
    Workers compensation insurance assessments- current portion (Note 9)       20,268           --
    Other current liabilities (Note 6)                                        277,739      191,719
                                                                           ----------   ----------

          Total Current Liabilities                                         1,558,972    1,329,138
                                                                           ----------   ----------

LONG-TERM LIABILITIES:
    Workers compensation insurance assessments- net of
       current portion (Note 9)                                                67,579           --
                                                                           ----------   ----------
          Total Long-Term Liabilities                                          67,579           --
                                                                           ----------   ----------

          Total Liabilities                                                 1,626,551    1,329,138
                                                                           ----------   ----------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value; 10,000,000 shares authorized;
      2,303,468 shares issued and outstanding at March 27, 2009 and
      March 28, 2008                                                           23,035       23,035
    Capital in excess of par value                                          2,744,573    2,744,573
    Retained earnings (Deficit)                                             1,088,280      320,277
                                                                           ----------   ----------

          Total Stockholders' Equity                                        3,855,888    3,087,885
                                                                           ----------   ----------

          Total Liabilities and Stockholders' Equity                       $5,482,439   $4,417,023
                                                                           ==========   ==========

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS

              For the Years Ended March 27, 2009 and March 28, 2008

                                                     Years Ended
                                              ---------------------------
                                               March 27,      March 28,
                                                  2009           2008
                                              ------------    -----------

REVENUE, net sales (Note 14)                  $ 10,717,543    $ 7,805,443
                                              ------------    -----------

COSTS AND EXPENSES:
  Cost of products sold                          7,425,771      5,526,475
  Selling, general and administrative            1,643,083      1,277,924
  Interest expense                                  66,681        177,675
  Depreciation and amortization                    172,658        197,900
                                              ------------    -----------
                                                 9,308,193      7,179,974
                                              ------------    -----------

OPERATING INCOME                                 1,409,350        625,469

OTHER INCOME                                           753            475
                                              ------------    -----------

INCOME BEFORE INCOME TAXES                       1,410,103        625,944

PROVISION FOR INCOME TAXES                        (642,100)       (22,079)
                                              ------------    -----------

NET INCOME                                    $    768,003    $   603,865
                                              ============    ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE
(Note 1)
                                              $        .33    $       .26
                                              ============    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (IN THOUSANDS)                         2,303          2,303
                                              ============    ===========

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

              For the Years Ended March 27, 2009 and March 28, 2008

                                                       Capital in     Retained
                                                       Excess of      Earnings
                                 Common Stock          Par Value      (Deficit)        Total
                           -------------------------   -----------   -----------    -----------
                             Shares        Amount
                           -----------   -----------
Balances, March 31, 2007     2,303,468   $    23,035   $ 2,744,573   $  (283,588)   $ 2,484,020

  Net income: year ended
          March 28, 2008            --            --            --       603,865        603,865
                           -----------   -----------   -----------   -----------    -----------

Balances, March 28, 2008     2,303,468   $    23,035   $ 2,744,573   $   320,277    $ 3,087,885

  Net income: year ended
          March 27, 2009            --            --            --       768,003        768,003
                           -----------   -----------   -----------   -----------    -----------

Balances, March 27, 2009     2,303,468   $    23,035   $ 2,744,573   $ 1,088,280    $ 3,855,888

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

              For the Years Ended March 27, 2009 and March 28, 2008

                                                                            Years Ended
                                                                       ----------------------
                                                                       March 27,    March 28,
                                                                         2009         2008
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 768,003    $ 603,865
                                                                       ---------    ---------

  Adjustments to reconcile net income to net cash provided (used) by operating activities

  Depreciation and amortization                                          172,658      197,900

Changes in assets and liabilities:
  (Increase) in accounts receivable                                     (650,448)    (198,649)
  (Increase) in inventories                                             (261,773)    (412,735)
  (Increase) in prepaid expenses and other current assets                 (1,783)     (12,757)
  (Increase) decrease in other assets                                       (184)         314

  (Decrease) in accounts payable                                         (35,157)      (3,866)
   Increase in other current liabilities                                  86,020       43,544
   Increase in accrued corporate income taxes                            235,191       16,303
  (Decrease) in pension plan payable                                          --      (20,000)
   Increase in workers compensation insurance assessment                  87,847           --
                                                                       ---------    ---------

               Total adjustments                                        (367,629)    (389,946)
                                                                       ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                400,374      213,919
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                         (184,539)    (178,023)
                                                                       ---------    ---------

          NET CASH (USED) BY INVESTING ACTIVITIES                      $(184,539)   $(178,023)
                                                                       ---------    ---------

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

              For the Years Ended March 27, 2009 and March 28, 2008

                                                         March 27,    March 28,
                                                           2009         2008
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, equipment           $      --    $  (3,659)
Proceeds (repayment) from accounts receivable financing    (58,655)      35,991
(Repayment) of loans payable - officers                    (17,000)     (74,000)
                                                         ---------    ---------

NET CASH (USED) BY FINANCING ACTIVITIES                    (75,655)     (41,668)
                                                         ---------    ---------

INCREASE (DECREASE) IN CASH                                140,180       (5,772)

CASH, beginning of period                                   29,136       34,908
                                                         ---------    ---------

CASH, end of period                                      $ 169,316    $  29,136
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                            $  62,015    $ 169,814
                                                         =========    =========

     Income Taxes                                        $ 407,209    $   6,966
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

         Accounting Period:

         The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The years ended March 27, 2009 and March 28, 2008 were comprised of 52 weeks.

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

         Concentration of Credit Risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

         Under the provisions of the Emergency Stabilization Act of 2008, the Federal Deposit Insurance Corporation (FDIC) will insure interest bearing accounts at participating financial institutions up to $250,000 in the aggregate. This insurance coverage limit was recently extended through December 31, 2013.

         An additional provision of the Act provided for the FDIC to establish the Transaction Account Guarantee Program ("TAGP"). Under TAGP all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under TAGP is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules. This insurance coverage is scheduled to end on December 31, 2009, whereupon, coverage will be limited to $250,000 in the aggregate.

         As of March 27, 2009, the Company had funds on deposit in the amount of $169,316 in one participating financial institution comprised of the following:

                   Non-interest bearing accounts               $ 23,640
                   Interest bearing account                     145,676
                                                               --------

                                                               $169,316
                                                               ========

         The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk.

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

         Net Income Per Share:

         The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 27, 2009 and March 28, 2008, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

         Impairment of Long-Lived Assets:

         SFAS No. 144, "Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 27, 2009 and March 28, 2008.

         Reporting Comprehensive Income:

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 27, 2009 and March 28, 2008.

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

         The Company expended $0 and $15,000 for the years ended March 27, 2009 and March 28, 2008, respectively, on customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs. The Company was fully reimbursed by its customers for this research.

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

         The Company believes that with its adoption of FIN 48, that the income tax positions taken by it did not have a material effect on the financial statements for the year ended March 27, 2009.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - INVENTORIES: (continued)

         Inventories are comprised of the following:

                                                 March 27,      March 28,
                                                   2009           2008
                                               -----------    -----------

          Raw materials                        $ 1,049,537    $   927,774
          Work in progress                         533,226        788,519
          Finished goods                           665,377        270,074
                                               -----------    -----------

                                               $ 2,248,140    $ 1,986,367
                                               ===========    ===========

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets are comprised of the following:

                                                 March 27,      March 28,
                                                   2009           2008
                                               -----------    -----------

          Prepaid insurance                    $    13,649    $    16,348
          Prepaid corporate taxes                    7,681          7,681
          Other current assets                       4,590            108
                                               -----------    -----------
                                               $    25,920    $    24,137
                                               ===========    ===========

Note 4 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are as follows:

                                                 March 27,      March 28,
                                                    2009           2008
                                               -----------    -----------

          Computers                            $   229,676    $   212,321
          Leasehold improvements                   585,831        585,831
          Machinery and equipment                4,992,114      4,903,733
          Tools and dies                         2,139,990      2,063,187
          Furniture and fixture                    155,935        155,935
          Website development cost                   7,550          7,550
                                               -----------    -----------

                                                 8,111,096      7,928,557
          Less: accumulated depreciation and
          amortization                          (6,927,669)    (6,756,178)
                                               -----------    -----------

                                               $ 1,183,427    $ 1,172,379
                                               ===========    ===========

Note 5 - ACCOUNTS RECEIVABLE FINANCING:

         The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 3.25% at March 27, 2009, with a minimum of 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - ACCOUNTS RECEIVABLE FINANCING: (continued)

         lender upon receiving 60 days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of March 27, 2009 was $454,723. The balance due as of March 28, 2008 was $513,378.

Note 6 - OTHER CURRENT LIABILITIES:

         Other current liabilities are comprised of the following:

                                                      March 27    March 28,
                                                        2009         2008
                                                     ----------   ----------

          Payroll and vacation accruals              $  242,188   $  172,215
          Sales commissions                              30,543       16,504
          Other                                           5,008        3,000
                                                     ----------   ----------
                                                     $  277,739   $  191,719
                                                     ==========   ==========

Note 7 - RELATED PARTIES TRANSACTIONS:

         One of the Company's officers has periodically loaned the Company money on a non-interest bearing basis in order to finance working capital requirements. As of March 28, 2008, the amount due this officer was $17,000.

         During the year ended March 27, 2009 the Company had repaid the balance of this loan.

Note 8 - INCOME TAXES:

         The Company accounts for income taxes under the provisions of SFAS No. 109 ("SFAS 109"). Under SFAS 109, deferred income tax assets or liabilities are computed based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rates. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

         The provision for income taxes consists of the following:

                                                                   March 27,
                                                                     2009
                                                                   ---------
          Current:

          Federal                                                  $ 342,000
          State and local                                            124,000
                                                                   ---------
                Total current tax provision                          466,000
                                                                   ---------

          Deferred:

          Federal                                                    132,238
          State and local                                             43,862
                                                                   ---------
                Total deferred tax benefit                           176,100
                                                                   ---------

                Total provision (benefit)                          $ 642,100
                                                                   =========

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 8 - INCOME TAXES: (continued)

          The components of the Company's deferred taxes at March
          27, 2009 are as follows:

          Deferred tax assets:
              Accounts receivable reserves                          $  11,562
              State tax credit                                          5,534
              Accrued expenses                                        445,172
              Prepaid expenses                                        (25,920)
                                                                    ---------
                                                                      436,348

          Deferred tax liabilities:
          Depreciation                                                (47,414)
                                                                    ---------

          Net deferred tax assets  before valuation allowance         388,934
          Valuation allowance                                        (388,934)
                                                                     --------
          Net deferred tax assets                                   $       0
                                                                    =========

         The Company has fully utilized its net operating loss carryovers in prior years.

         The foregoing amounts are management's estimates and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling net profitable contracts or the failure of the Company's engineering development efforts could reduce estimates of future profitability, which could affect the Company's ability to realize the deferred tax assets.

         A reconciliation of the income tax benefit at the statutory Federal tax rate of 34 % to the income tax benefit recognized in the financial statements are as follows:

                                                                             March 27,
                                                                                2009
                                                                             ---------
          Income tax expense (benefit) - statutory rate                           34.0%
          Income tax expenses - state and local, net of federal benefit           12.0%
                                                                             ---------
          Income tax expense (benefit)                                            46.0%
                                                                             =========

Note 9 - WORKERS COMPENSATION INSURANCE ASSESSMENT:

         On September 15, 2008, the Company was notified by the State of New York Workers' Compensation Board (the "Board") that the Trade Industry Workers' Compensation Trust for Manufacturers (the "Trust") had defaulted. As a member of the Trust, which is a self-insured group, the Company was assessed on an estimated basis by the Board for its allocable share necessary to discharge all liabilities of the Trust.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 9 - WORKERS COMPENSATION INSURANCE ASSESSMENT: (continued)

         The estimated assessment pertains to the years 2002 through 2006. The Company was advised that there may be an additional assessment for the year 2007 and that the estimated assessments for the year 2002 through 2006 are subject to additional review and adjustment.

         The total assessed amount for the years 2002 through 2006 was $101,362. The assessed amount for each year is detailed as follows:

                                2002       $ 16,826
                                2003         24,934
                                2004         31,785
                                2005         14,748
                                2006         13,069
                                             ------
                                           $101,362
                                           ========

         The Company did have the option of paying this assessment as a lump sum amount or paying off the assessment over a 60 month period. The Company has elected the deferral option, and is making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company has recorded this assessment as a charge to Cost of Sales in the quarter ended December 26, 2008. As of March 27, 2009, the current portion of this assessment liability was $20,268 and the long-term portion was $67,579.

Note 10 - CHANGES IN STOCKHOLDERS' EQUITY:

         The accumulated retained earnings increased by $768,003, which represents the net income for the fiscal year ended March 27, 2009. As a result, the Company reported retained earnings of $1,088,280.

Note 11- 2001 EMPLOYEE STOCK OPTION PLAN:

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 11- 2001 EMPLOYEE STOCK OPTION PLAN: (continued)

         The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 27, 2009 no options had been granted under the 2002 Plan.

Note 12 - CASH BONUS PLAN:

         In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 27, 2009, the Company's contribution was $121,000. For the year ended March 28, 2008 the contribution was $59,500.

Note 13 - COMMITMENTS:

         The Company is obligated under its lease for its facility through August 23, 2011, at minimum annual rentals as follows:

          Fiscal year ending March:

          2010                  $ 168,384
          2011                    112,256
                                ---------
                                $ 280,640
                                =========

         The rental expense for the years ended March 27, 2009 and March 28, 2008, respectively, was $145,068.

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

         The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $101,695 for the year ended March 27, 2009 and $80,667 for the year ended March 28, 2008.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 13 - COMMITMENTS: (continued)

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

Note 14 - REVENUES FROM MAJOR CUSTOMERS:

          In the fiscal year ended March 27, 2009 three customers accounted for approximately 26% of revenues. During the year ended March 28, 2008 approximately 30% of the Company's total revenues were earned from three customers. Total sales to these customers were approximately $2,800,000 and $2,340,000, respectively. No other customer accounted for over 10% of the Company's sales. Accounts receivable as of March 27, 2009 included receivables from three customers, which amounted to 32% of the total accounts receivable.

                                 IEH CORPORATION

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IEH CORPORATION


                                   By:  /s/ Michael Offerman
                                        -------------------------------------
                                        Michael Offerman
                                        President and Chief Executive Officer

Dated: July 10, 2009

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/    Michael Offerman                                 July 10, 2009
---------------------------------------------
Michael Offerman, Chairman of the
 Board, Chief Executive Officer and President


/s/  Robert Knoth                                       July 10, 2009
---------------------------------------------
Robert Knoth, Secretary and
 Treasurer; Chief Financial Officer,
 Controller and Principal Accounting Officer


/s/   Murray Sennet                                     July 10, 2009
---------------------------------------------
Murray Sennet, Director


/s/ Alan Gottlieb                                       July 10, 2009
---------------------------------------------
Alan Gottlieb, Director


/s/ Gerald E. Chafetz                                   July 10, 2009
---------------------------------------------
Gerald E. Chafetz