Form 10-K/A
period 2009-03-27
IEH CORPORATION
filed 2009-08-06
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                 Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

       Large  accelerated  filer |_|      Accelerated filer |_|
       Non-accelerated filer |_|          Smaller reporting company |X|
       (do not check if a smaller reporting company)

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

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

                                      None

                                EXPLANATORY NOTE

         We are filing this Amendment No. 1 ("Amendment No. 1") to our Annual Report on Form 10-K for the year ended March 27, 2009 ("Original Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on July 10, 2009, in order to amend and correct certain typographical errors in Item 7. Management's Discussion and Analysis or Plan of Operation and specifically the section therein entitled "Results of Operation - Year End Results: March 27, 2009 vs. March 28, 2008 - Liquidity and Capital Resources" as follows:

         (i) The Company's working capital reported in the Original Form 10-K as $3,115,072 as of March 27, 2009 should be corrected to $2,715,072.
         (ii) The increase in working capital reported in the Original Form 10-K as $1,224,350 as of March 27, 2009 should be corrected to $824,350.
         (iii) The amount of "Other Transactions" reported in the Original Form 10-K as $468,228 as of March 27, 2009 should be corrected to $68,228.
         (iv) The current ratio (current assets to current liabilities) reported in the Original Form 10-K as 3.69 to 1 at March 27, 2009 should be corrected to 2.74 to 1.
         (v) Current liabilities at March 27, 2009 reported in the Original Form 10-K as $1,158,972 should be corrected to $1,558,972.

         The remainder of Item 7 remains the same as previously reported in the Original Form 10-K.

         The foregoing changes have no effect on and will not result in any changes to the Company's audited financial statements or the Notes to the Financial Statements thereto for the year ended March 27, 2009 previously reported in the Original Form 10K.

         This Amendment No. 1 is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

         This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K. With this Amendment No. 1, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included in Part IV, Item 15. Exhibits, Financial Statement Schedules, furnished herewith.

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

           Liquidity and Capital Resources

           The Company reported working capital of $2,715,072 as of March 27, 2009 compared to a working capital of $1,890,722 as of March 28, 2008. The increase in working capital of $824,350 was attributable to the following items:

                        Net income                         $   768,003
                        Depreciation and amortization          172,658
                        Capital expenditures                  (184,539)
                        Other transactions                      68,228
                                                           -----------
                                                           $   824,350
                                                           ===========

           As a result of the above, the current ratio (current assets to current liabilities) was 2.74 to 1 at March 27, 2009 as compared to
           2.42 to 1.0 at March 28, 2008. Current liabilities at March 27, 2009 were $1,558,972 compared to $1,329,138 at March 28, 2008.

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

                                   IEH CORPORATION

                                   By:   /s/ Michael Offerman
                                         --------------------
                                         Michael Offerman
                                         President and Chief Executive Officer

Dated:   August 6, 2009

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael Offerman                                        August 6, 2009
---------------------------------
Michael Offerman, Chairman of the
Board, Chief Executive Officer and
President

/s/ Robert Knoth                                            August 6, 2009
---------------------------------
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting
Officer

/s/ Murray Sennet                                           August 6, 2009
---------------------------------
Murray Sennet, Director


/s/ Alan Gottlieb                                           August 6, 2009
---------------------------------
Alan Gottlieb, Director


/s/ Gerald E. Chafetz                                       August 6, 2009
---------------------------------
Gerald E. Chafetz