Form 10-Q
period 2009-06-30
IEH CORPORATION
filed 2009-08-10
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 26, 2009

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

           Non-accelerated filer  |_|
  (Do not check if a smaller reporting company)    Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 26, 2009.

                                IEH CORPORATION

                                    CONTENTS

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I -    FINANCIAL INFORMATION

ITEM 1-     FINANCIAL STATEMENTS

            Balance Sheets as of June 26, 2009 (Unaudited) and March 27, 2009          3

            Statement of Operations (Unaudited) for the three months ended
            June 26, 2009 and June 27, 2008                                            5

            Statement of Cash Flows (Unaudited) for the three months ended
            June 26, 2009 and June 27, 2008                                            6

            Notes to Financial Statements (Unaudited)                                  8

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             18

ITEM 3 -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                               23

ITEM 4 -    CONTROLS AND PROCEDURES                                                   24

PART II -   OTHER INFORMATION

ITEM 1 -    LEGAL PROCEEDINGS                                                         24

ITEM 1A -   RISK FACTORS                                                              25

ITEM 2 -    UNREGISTERED SALES OF EQUITY SECURITIES AND
            USE OF PROCEEDS                                                           26

ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES                                           26

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       27

ITEM 5 -    OTHER INFORMATION                                                         27

ITEM 6 -    EXHIBITS                                                                  27

SIGNATURES                                                                            28

EXHIBITS

Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes Oxley Act        29

Exhibit 31.2   Certification Pursuant to Section 302 of the Sarbanes Oxley Act        30

Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes Oxley Act        31

Exhibit 32.2   Certification Pursuant to Section 906 of the Sarbanes Oxley Act        32

                                 IEH CORPORATION

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                                 IEH CORPORATION

                                 BALANCE SHEETS

                     As of June 26, 2009 and March 27, 2009

                                                                                         June 26,         March 27,
                                                                                           2009              2009
                                                                                       ------------      ------------
                                                                                        (Unaudited)
                                         ASSETS

CURRENT ASSETS:
  Cash                                                                                 $    226,397      $    169,316
  Accounts receivable, less allowances for doubtful accounts of
    $11,562 at June 26, 2009 and March 27, 2009                                           1,841,768         1,830,668
  Inventories (Note 3)                                                                    2,367,637         2,248,140
  Prepaid expenses and other current assets (Note 4)                                         32,287            25,920
                                                                                       ------------      ------------

          Total Current Assets                                                            4,468,089         4,274,044
                                                                                       ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $6,973,383 at June 26, 2009 and
   $6,927,669 at March 27, 2009 (Note 5)                                                  1,180,094         1,183,427
                                                                                       ------------      ------------
                                                                                          1,180,094         1,183,427
                                                                                       ------------      ------------

OTHER ASSETS:
  Other assets                                                                               24,993            24,968
                                                                                       ------------      ------------
                                                                                             24,993            24,968
                                                                                       ------------      ------------

        Total Assets                                                                   $  5,673,176      $  5,482,439
                                                                                       ============      ============

    The accompanying notes should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                                 BALANCE SHEETS

                     As of June 26, 2009 and March 27, 2009

                                                                         June 26,          March 27,
                                                                           2009              2009
                                                                       ------------      ------------
                                                                       (Unaudited)
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts receivable financing (Note 6)                              $    146,591      $    454,723
   Accrued corporate income taxes                                           328,478           257,294
   Accounts payable                                                         514,928           548,948
   Workers compensation insurance assessments-
      current portion (Note 8)                                               20,268            20,268
   Other current liabilities (Note 7)                                       393,237           277,739
                                                                       ------------      ------------

          Total Current Liabilities                                       1,403,502         1,558,972
                                                                       ------------      ------------

LONG-TERM LIABILITIES:

   Workers compensation insurance assessments- net of
      current portion (Note 8)                                               62,512            67,579
                                                                       ------------      ------------
          Total Long-Term Liabilities                                        62,512            67,579
                                                                       ------------      ------------

          Total Liabilities                                               1,466,014         1,626,551
                                                                       ------------      ------------

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value; 10,000,000 shares authorized;
     2,303,468 shares issued and outstanding at June 26, 2009 and
     March 27, 2009                                                          23,035            23,035
   Capital in excess of par value                                         2,744,573         2,744,573
   Retained earnings (Note 9)                                             1,439,554         1,088,280
                                                                       ------------      ------------
          Total Stockholders' Equity                                      4,207,162         3,855,888
                                                                       ------------      ------------

          Total Liabilities and Stockholders' Equity                   $  5,673,176      $  5,482,439
                                                                       ============      ============

    The accompanying notes should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended
                                              -------------------------------
                                                June 26,           June 27,
                                                  2009               2008
                                              ------------       ------------

REVENUE, net sales                            $  2,877,700       $  2,577,473
                                              ------------       ------------

COSTS AND EXPENSES

  Cost of products sold                          1,893,533          1,704,391
  Selling, general and administrative              417,889            366,830
  Interest expense                                  11,580             21,209
  Depreciation                                      45,714             45,880
                                              ------------       ------------
                                                 2,368,716          2,138,310
                                              ------------       ------------

OPERATING INCOME                                   508,984            439,163

OTHER INCOME                                            90                 57
                                              ------------       ------------

INCOME BEFORE INCOME TAXES                         509,074            439,220
                                              ------------       ------------

PROVISION FOR INCOME TAXES                        (157,800)           (24,000)
                                              ------------       ------------

NET INCOME                                    $    351,274       $    415,220
                                              ============       ============


BASIC AND DILUTED EARNINGS PER SHARE          $        .15       $        .18
                                              ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (in thousands)                        2,303              2,303
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

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                   Three Months Ended
                                                             -------------------------------
                                                               June 26,           June 27,
                                                                 2009               2008
                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $    351,274       $    415,220
                                                             ------------       ------------

Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation                                                       45,714             45,880

Changes in assets and liabilities:
(Increase) in accounts receivable                                 (11,100)          (145,422)
(Increase) decrease in inventories                               (119,497)            18,467
(Increase) in prepaid expenses and other current assets            (6,367)            (8,183)
(Increase) in other assets                                            (25)                --
(Decrease) in accounts payable                                    (34,020)           (68,700)
 Increase in other current liabilities                            115,498             45,757
 Increase in accrued corporate income taxes                        71,184             15,516
(Decrease) in workers compensation assessment                      (5,067)                --
                                                             ------------       ------------

          Total adjustments                                        56,320            (96,685)
                                                             ------------       ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         407,594            318,535
                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                       (42,381)           (43,385)
                                                             ------------       ------------

NET CASH USED BY INVESTING ACTIVITIES                        $    (42,381)      $    (43,385)
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

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                          Three Months Ended
                                                        -----------------------
                                                         June 26,     June 27,
                                                          2009          2008
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payment) of accounts receivable financing            $(308,132)      (54,747)
  (Repayment) of loan payable - officer                        --       (17,000)
                                                        ---------     ---------

NET CASH (USED) BY FINANCING ACTIVITIES                  (308,132)      (71,747)
                                                        ---------     ---------

INCREASE IN CASH                                           57,081       203,403

CASH, beginning of period                                 169,316        29,136
                                                        ---------     ---------

CASH, end of period                                     $ 226,397     $ 232,539
                                                        =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three months for:

     Interest                                           $  11,580     $  14,656
                                                        =========     =========

     Income Taxes                                       $  42,000     $  16,429
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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-     INTERIM RESULTS AND BASIS OF PRESENTATION:

            The accompanying unaudited financial statements as of June 26, 2009 and June 27, 2008 and for the three months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 26, 2009 and June 27, 2008 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 26, 2009, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 27, 2009 has been derived from the audited financial statements at that date.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 27, 2009 included in the Company's Annual Report on Form 10-K as filed with the SEC and the attached Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

            Accounting Period:

            The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31. The year ended March 27, 2009 was comprised of 52 weeks.

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

            The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company based upon historical experience has determined that if a part has not been used and purchased or an item of finished goods has not been sold in three years, it is deemed to be obsolete. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

            Inventories (continued):

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

            As of June 26, 2009, the Company had funds on deposit in the amount of $226,397 in one participating financial institution comprised of the following:

                  Non-interest bearing accounts       $155,657
                  Interest bearing account              70,740
                                                      --------

                                                      $226,397
                                                      ========

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

            Net Income Per Share:

            The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 26, 2009 and June 27, 2008, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

            Impairment of Long-Lived Assets:

            SFAS No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended June 26, 2009 and June 27, 2008, respectively.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

            Reporting Comprehensive Income:

            The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the three months ended June 26, 2009 and June 27, 2008, respectively.

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

            The Company did not expend any funds on customer sponsored research and development during the three months ended June 26, 2009 and June 27, 2008, respectively. In addition the Company did not receive any revenues related to customer sponsored research and development activities during the three months ended June 26, 2009 and June 27, 2008, respectively.

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

            The Company believes that with its adoption of FIN 48, that the income tax positions taken by it did not have a material effect on the financial statements for the three months ended June 26, 2009.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 -    INVENTORIES: (continued)

            The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment.

            Inventories are comprised of the following:

                                                 June 26,          March 27,
                                                   2009               2009
                                              -------------      -------------

            Raw materials                     $   1,105,324      $   1,049,537
            Work in progress                        561,569            533,226
            Finished goods                          700,744            665,377
                                              -------------      -------------
                                              $   2,367,637      $   2,248,140
                                              =============      =============

Note 4 -    PREPAID EXPENSES AND OTHER CURRENT ASSETS:

            Prepaid expenses and other current assets are comprised of the following:

                                                 June 26,           March 27,
                                                   2009               2009
                                              -------------      -------------

            Prepaid insurance                 $      11,234      $      13,649
            Prepaid corporate taxes                  15,102              7,681
            Other current assets                      5,951              4,590
                                              -------------      -------------
                                              $      32,287      $      25,920
                                              =============      =============

Note 5 -    PROPERTY, PLANT AND EQUIPMENT:

            Property, plant and equipment are comprised of the following:

                                                  June 26,         March 27,
                                                    2009              2009
                                               -------------     -------------

            Computers                          $     229,676     $     229,676
            Leasehold improvements                   588,685           585,831
            Machinery and equipment                5,002,084         4,992,114
            Tools and dies                         2,169,547         2,139,990
            Furniture and fixture                    155,935           155,935
            Website development cost                   7,550             7,550
                                               -------------     -------------

                                                   8,153,477         8,111,096
            Less: accumulated
            depreciation and amortization         (6,973,383)       (6,927,669)
                                               -------------     -------------
                                               $   1,180,094     $   1,183,427
                                               =============     =============

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 -    ACCOUNTS RECEIVABLE FINANCING:

            The Company entered into an accounts receivable financing agreement whereby it can borrow up to eighty percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 3.25% at June 26, 2009. However, the agreement does stipulate that the minimum interest rate is 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or lender upon receiving 60 days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of June 26, 2009 was $146,591. The balance due as of March 27, 2009 was $454,723.

Note 7 -    OTHER CURRENT LIABILITIES:

            Other current liabilities are comprised of the following:

                                                 June 26,         March 27,
                                                   2009              2009
                                               ------------      ------------

            Payroll and vacation accruals      $    351,967      $    242,188
            Sales commissions                        22,680            30,543
            Other                                    18,590             5,008
                                               ------------      ------------
                                               $    393,237      $    277,739
                                               ============      ============

Note 8 -   WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 -    WORKERS COMPENSATION INSURANCE ASSESSMENT (continued):

            The Company has elected the deferral option, and is making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company has recorded this assessment as a charge to Cost of Sales in the quarter ended December 26, 2008. As of June 26, 2009, the current portion of this assessment liability was $20,268 and the long-term portion was $62,512.

Note 9 -    CHANGES IN STOCKHOLDERS' EQUITY:

            Retained earnings increased by $351,274, which represents the net income for the three months ended June 26, 2009.

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

            Under the 2002 Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant.

            Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock.

            The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 26, 2009, no options had been granted under this Plan.

Note 11 -   CASH BONUS PLAN:

            In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $30,000 for the three months ended June 26, 2009. For the year ended March 27, 2009, the contribution was $121,000.

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 12 -   COMMITMENTS AND CONTINGENCIES:

            The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

            Fiscal year ending March:

            2010             $130,662
            2011              116,144
                             --------
                             $246,806
                             ========

            The rental expense for the three months ended June 26, 2009 and June 27, 2008 was $36,267 and $36,267, respectively.

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

            The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $25,205 and $21,087 for the three months ended June 26, 2009 and June 27, 2008, respectively.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

             Relationship to Total Revenues

                                                                   June 26,             June 27,
                                                                     2009                 2008
                                                                 ------------        ------------
            Operating Revenues (in thousands)                    $      2,878        $      2,577
                                                                 ------------        ------------

            Operating Expenses:
              (as a percentage of Operating Revenues)

                        Costs of Products Sold                           65.8%               66.1%
                        Selling, General and Administrative              14.5%               14.2%
                        Interest Expense                                   .4%                 .8%
                        Depreciation and amortization                     1.6%                1.8%
                                                                 ------------        ------------

                               TOTAL COSTS AND EXPENSES                  82.3%               82.9%
                                                                 ------------        ------------

            Operating Income                                             17.7%               17.1%

            Other Income                                                   --                  --
                                                                 ------------        ------------

            Income (loss) before Income Taxes                            17.7%               17.1%

            Income Taxes                                                 (5.5%)               (.9%)
                                                                 ------------        ------------

            Net Income                                                   12.2%               16.2%
                                                                 ============        ============

Comparative Analysis-Three Months Ended June 26, 2009 and June 27, 2008

Operating revenues for the three months ended June 26, 2009 amounted to $2,877,700 reflecting a 11.6% increase versus the three months ended June 27, 2008 revenues of $2,577,473. The increase in revenues can be attributed to a dramatic increase in commercial aerospace spending, new customers in the medical device manufacturing sector as well as internal production efficiencies.

Cost of products sold amounted to $1,893,533 for the three months ended June 26, 2009, or 65.8% of operating revenues. This reflected a $189,142 or 11.1% increase in the cost of products sold from $1,704,391 or 66.1% of operating revenues for the three months ended June 27, 2008. The increase in cost of product sold is due primarily to the increase in costs related to the increase in revenues for the quarter ended June 26, 2009.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended June 26, 2009 and June 27, 2008 (continued)

Selling, general and administrative expenses were $417,889 or 14.5% of operating revenues for the three months ended June 26, 2009 compared to $366,830 or 14.2% of operating revenues for the three months ended June 27, 2008. This category of expense increased by $51,059 or 13.9% from the prior year. The increase can be attributed to an increase in salaries to sales personnel, commissions and travel expenses.

Interest expense was $11,580 for the three months ended June 26, 2009 or .4% of operating revenues. For the fiscal three months ended June 27, 2008, interest expense was $21,209 or .8% of operating revenues. The decrease of $9,629 or 45.4% reflects primarily management's commitment to apply revenues to reduce the Company's debt.

Depreciation and amortization of $45,714 or 1.6% of operating revenues was reported for the three months ended June 26, 2009. This reflects a decrease of $166 from the comparable three month period ended June 27, 2008 of $45,880 or 1.8% of operating revenues. The reduction in depreciation is the result of assets being written off prior to the three months ended June 26, 2009.

The Company reported net income of $351,274 for the three months ended June 26, 2009 representing basic earnings of $.15 per share as compared to net income of $415,220 or $.18 per share for the three months ended June 27, 2008. The decrease in net income for the current three month period can be attributed primarily to the increase in provision for corporate taxes.

Liquidity and Capital Resources

The Company reported working capital of $3,064,587 as of June 26, 2009 compared to a working capital of $2,715,072 as of March 27, 2009. The increase in working capital of $349,515 was attributable to the following items:

            Net income                         $ 351,274
            Depreciation and amortization         45,714
            Capital expenditures                 (42,381)
            Other transactions                    (5,092)

As a result of the above, the current ratio (current assets to current liabilities) was 3.18 to 1 at June 26, 2009 as compared to 2.74 to 1 at March 27, 2009. Current liabilities at June 26, 2009 were $1,403,502 compared to $1,558,972 at March 27, 2009.

The Company reported $42,381 in capital expenditures for the three months ended June 26, 2009 and reported depreciation of $45,714 for the same three-month period.

The net income of $351,274 for the three months ended June 26, 2009 resulted in an increase in stockholders' equity to $4,207,162 as compared to stockholders' equity of $3,855,888 at March 27, 2009.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2.5% above prime. However, the agreement does stipulate that the minimum interest rate is 12% per annum. At June 26, 2009 the amount outstanding with the factor was $146,591 as compared to $454,723 at March 27, 2009. The loan is secured by the Company's accounts receivables and inventories. The factor provides financing based upon the Company's accounts receivables. These funds provide the primary source of working capital for operations.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $25,205 and $21,087 for the three months ended June 26, 2009 and June 27, 2008, respectively.

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
                     --------
                     $101,362
                     ========

The Company did have the option of paying this assessment as a lump sum amount or paying off the assessment over a 60 month period. The Company has elected the deferral option, and is making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company has recorded this assessment as a charge to Cost of Sales in the quarter ended December 26, 2008. As of June 26, 2009, the current portion of this assessment liability was $20,268 and the long-term portion was $62,512.

On September 21, 2001, the Company's shareholders approved the adoption of the Company's 2002 Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management. No options have been granted under the 2002 Plan to date.

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

Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 26, 2009, no options had been granted under the 2002 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $30,000 for the three months ended June 26, 2009. For the year ended March 27, 2009, the contribution was $121,000.

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

As of June 26, 2009, our unrestricted cash was $226,397 of which $70,740 was in an interest bearing money market account with and the balance of $155,657 was maintained in non-interest bearing checking accounts used to pay operating expenses.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act, the Company's President and Chief Executive Officer and its Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the 1934 Act is, recorded, processed, and reported within the time periods specified within the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer to allow timely decisions regarding required disclosure.

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the 1934 Act) during the quarter ended June 26, 2009 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                 IEH CORPORATION

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We have generated net income of $768,003, $603,865 and $200,693, respectively, for the fiscal years ended March 27, 2009, March 28, 2008 and March 30, 2007 and $351,274 for the quarter ended June 26, 2009. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a factor whereby we can borrow up to eighty percent of our eligible receivables at an interest rate of 2 1/2% above JP Morgan Chase's publicly announced interest rate. No assurances can be given that this financing agreement will continue into the future. If we are unable to continue with this agreement, our cash flow might adversely be affected.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 27, 2009 traded as low as $1.65 per share and as high as $4.30 per share. During the three month period ended June 26, 2009, our common stock traded in the range of $2.46 per share to $3.75 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

      o     Quarterly variations in our operating results.
      o Announcements we make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures.
      o     Additions or departures of key personnel.
      o The introduction of competitive offerings by existing or new competitors.
      o Uncertainty about and customer confidence in the current economic conditions and outlook.
      o     Reduced demand for any of our products.
      o     Sales of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

                                 IEH CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS.

On May 26, 2009, the Board of Directors of the Company unanimously voted to increase the number of directors from three to four directors and elected Gerald
E. Chafetz as a Class II Director. The Class II Directors of the Board are scheduled to be elected at the Company's Annual Meeting on September 1, 2009. Mr. Chafetz will serve on the Board of Directors for the balance of the term of the Class II Directors or until his successor is elected and qualified. The Company intends to renominate Mr. Chafetz and Mr. Allen Gottlieb, the other Class II Director, for reelection. The Company filed a Current Report on Form 8-K with respect to the foregoing matters on June 1, 2009.

ITEM 6. EXHIBITS.

(a) Exhibits

Exhibit 31.1     Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 31.2     Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1     Certification Pursuant to Section 906 of the Sarbanes Oxley Act

Exhibit 32.2     Certification Pursuant to Section 906 of the Sarbanes Oxley Act

(b) Reports on Form 8-K during Quarter

See Item 5 above.

                                   SIGNATURES

In accordance with the requirements of the 1934 Act, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IEH CORPORATION
                          (Registrant)


August 7, 2009                 /s/ Michael Offerman
                               --------------------
                               Michael Offerman
                          President (Principal Executive Officer)


August 7, 2009                 /s/ Robert Knoth
                               ----------------
                               Robert Knoth
                          Chief Financial Officer (Principal Accounting Officer)