Form 10-Q
period 2009-09-30
IEH CORPORATION
filed 2009-11-09
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 25, 2009

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


2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 25, 2009.

                                 IEH CORPORATION

                                    CONTENTS

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheets as of September 25, 2009 (Unaudited) and March 27, 2009                3

         Statement of Operations (Unaudited) for the six months and three months ended
         September 25, 2009 and September 26, 2008                                             5

         Statement of Cash Flows (Unaudited) for the six months ended
         September 25, 2009 and September 26, 2008                                             6

         Notes to Financial Statements (Unaudited)                                             8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        20

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                                          27

ITEM 4 - CONTROLS AND PROCEDURES                                                              27


PART II- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS                                                                    28

ITEM 1A- RISK FACTORS                                                                         28

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND
         USE OF PROCEEDS                                                                      30

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                      30

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  30

ITEM 5 - OTHER MATTERS                                                                        30

ITEM 6 - EXHIBITS                                                                             30

SIGNATURES                                                                                    31

EXHIBITS

Exhibit 31.1      Certification Pursuant to Section 302 of the Sarbanes Oxley Act             32

Exhibit 31.2      Certification Pursuant to Section 302 of the Sarbanes Oxley Act             33

Exhibit 32.1      Certification Pursuant to Section 906 of the Sarbanes Oxley Act             34

Exhibit 32.2      Certification Pursuant to Section 906 of the Sarbanes Oxley Act             35

                                 IEH CORPORATION

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                                 IEH CORPORATION

                                 BALANCE SHEETS

                   As of September 25, 2009 and March 27, 2009

                                                                                       Sept. 25,     March 27,
                                                                                         2009          2009
                                                                                      ------------  ----------
                                                                                      (Unaudited)
                                         ASSETS

CURRENT ASSETS:
  Cash                                                                                $  175,154   $  169,316
  Accounts receivable, less allowances for doubtful accounts of  $11,562 at
    September 25, 2009 and March 27, 2009                                              1,551,127    1,830,668
  Inventories (Note 3)                                                                 2,452,700    2,248,140
  Prepaid expenses and other current assets (Note 4)                                     348,876       25,920
                                                                                      ----------   ----------

          Total Current Assets                                                         4,527,857    4,274,044
                                                                                      ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $7,015,983 at September 25, 2009
   and $6,927,669 at March 27, 2009 (Note 5)                                           1,221,266    1,183,427
                                                                                      ----------   ----------
                                                                                       1,221,266    1,183,427
                                                                                      ----------   ----------

OTHER ASSETS:
  Other assets                                                                            24,993       24,968
                                                                                      ----------   ----------
                                                                                          24,993       24,968
                                                                                      ----------   ----------

        Total Assets                                                                  $5,774,116   $5,482,439
                                                                                      ==========   ==========

    The accompanying notes should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                                 BALANCE SHEETS

                   As of September 25, 2009 and March 27, 2009

                                                                                   Sept. 25,     March 27,
                                                                                      2009        2009
                                                                                  ----------    ---------
                                                                                  (Unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts receivable financing (Note 6)                                         $  117,732   $  454,723
   Accrued corporate income taxes                                                    315,600      257,294
   Accounts payable                                                                  483,672      548,948
   Workers compensation insurance assessments-
      current portion (Note 8)                                                        20,268       20,268
   Other current liabilities (Note 7)                                                202,480      277,739
                                                                                  ----------   ----------

          Total Current Liabilities                                                1,139,752    1,558,972
                                                                                  ----------   ----------

LONG-TERM LIABILITIES:

   Workers compensation insurance assessments- net of
      current portion (Note 8)                                                        57,443       67,579
                                                                                  ----------   ----------
          Total Long-Term Liabilities                                                 57,443       67,579
                                                                                  ----------   ----------

          Total Liabilities                                                        1,197,195    1,626,551
                                                                                  ----------   ----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
     2,303,468 shares issued and outstanding at September 25, 2009
     and March 27, 2009                                                               23,035       23,035
   Capital in excess of par value                                                  2,744,573    2,744,573
   Retained earnings (Note 9)                                                      1,809,313    1,088,280
                                                                                  ----------   ----------
          Total Stockholders' Equity                                               4,576,921    3,855,888
                                                                                  ----------   ----------

          Total Liabilities and Stockholders' Equity                              $5,774,116   $5,482,439
                                                                                  ==========   ==========

    The accompanying notes should be read in conjunction with the financial statements.

                                 IEH CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               Six Months Ended         Three Months Ended
                                           -----------------------   -----------------------
                                             Sept. 25,   Sept. 26,    Sept. 25,    Sept. 26,
                                               2009        2008         2009         2008
                                           ----------   ----------   ----------   ----------

REVENUE, net sales                         $5,864,724   $5,230,328   $2,987,024   $2,652,855
                                           ----------   ----------   ----------   ----------

COSTS AND EXPENSES

Cost of products sold                       3,870,207    3,611,750    1,976,674    1,907,359
Selling, general and administrative           843,517      745,294      425,628      378,464
Interest expense                               26,175       38,486       14,595       17,277
Depreciation and amortization                  88,314       90,160       42,600       44,280
                                           ----------   ----------   ----------   ----------
                                            4,828,213    4,485,690    2,459,497    2,347,380
                                           ----------   ----------   ----------   ----------

OPERATING INCOME                            1,036,511      744,638      527,527      305,475

OTHER INCOME                                      122          276           32          219
                                           ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                  1,036,633      744,914      527,559      305,694

PROVISION FOR INCOME TAXES                    315,600       42,000      157,800       18,000
                                           ----------   ----------   ----------   ----------

NET INCOME                                 $  721,033   $  702,914   $  369,759   $  287,694
                                           ==========   ==========   ==========   ==========

BASIC AND DILUTED EARNINGS PER SHARE       $      .31   $      .31   $      .16   $      .13
                                           ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (in thousands)                      2,303        2,303        2,303        2,303
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

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                       Six Months Ended
                                                                   ------------ ----------
                                                                    Sept. 25,     Sept. 26,
                                                                      2009          2008
                                                                   ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 721,033    $ 702,914
                                                                    ---------    ---------

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation                                                           88,314       90,160

Changes in assets and liabilities:
(Increase) decrease in accounts receivable                            279,541      (68,558)
(Increase) in inventories                                            (204,560)    (132,333)
(Increase) in prepaid expenses and other current assets              (322,956)     (16,804)
(Increase) in other assets                                                (24)         (62)
(Decrease) in accounts payable                                        (65,277)    (137,879)
(Decrease) in other current liabilities                               (75,259)     (15,988)
 Increase (decrease) in accrued corporate income taxes                 58,306      (10,869)
 Increase (decrease) in workers compensation assessment               (10,136)     101,362
                                                                    ---------    ---------

          Total adjustments                                          (252,051)    (190,971)
                                                                    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             468,982      511,943
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                          (126,153)     (64,437)
                                                                    ---------    ---------

NET CASH USED BY INVESTING ACTIVITIES                               $(126,153)   $ (64,437)
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

                                 IEH CORPORATION

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                               Six Months Ended
                                                                            -----------------------
                                                                             Sept. 25,     Sept. 26,
                                                                               2009         2008
                                                                            ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payment) of accounts receivable financing                                   $(336,991)   $(317,442)
  (Repayment) of loan payable - officer                                             --      (17,000)
                                                                             ---------    ---------

NET CASH (USED) BY FINANCING ACTIVITIES                                       (336,991)    (334,442)
                                                                             ---------    ---------

INCREASE IN CASH                                                                 5,838      113,064

CASH, beginning of period                                                      169,316       29,136
                                                                             ---------    ---------

CASH, end of period                                                          $ 175,154    $ 142,200
                                                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six months for:

     Interest                                                                $  21,787    $  32,752
                                                                             =========    =========

     Income Taxes                                                            $ 317,587    $  36,440
                                                                             =========    =========

 The accompanying should be read in conjunction with the financial statements.

                                IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-           INTERIM RESULTS AND BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements as of September 25, 2009 and September 26, 2008 and for the six months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 25, 2009 and September 26, 2008 and the results of operations for the six months and three months then ended and cash flows for the six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 25, 2009, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 27, 2009 has been derived from the audited financial statements at that date.

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

                  Most of the Company's products are custom ordered by customers for a specific use. The Company provides engineering services as part of the relationship with its customers in developing the custom product. The Company is not obligated to provide such engineering service to its customers. The Company does not invoice its customers separately for these services.

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

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

                  Inventories (continued):

                  The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience, is made to inventory in recognition of this impairment.

                  Concentration of Credit Risk:

                  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

                  Under the provisions of the Emergency Stabilization Act of 2008 ("ES Act"), the Federal Deposit Insurance Corporation ("FDIC") will insure interest bearing accounts at participating financial institutions up to $250,000 in the aggregate. This insurance coverage limit was recently extended through December 31, 2013.

                  An additional provision of the ES Act provided for the FDIC to establish the Transaction Account Guarantee Program ("TAGP"). Under TAGP all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under TAGP is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules. This insurance coverage is scheduled to end on December 31, 2009, whereupon, coverage will be limited to $250,000 in the aggregate.

                  As of September 25, 2009, the Company had funds on deposit in the amount of $175,154 in one participating financial institution comprised of the following:

                                    Non-interest bearing accounts      $ 64,982
                                    Interest bearing account            110,172
                                                                       --------

                                                                       $175,154
                                                                       =========

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

                                 IEH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

                  Income Taxes:

                  The Company follows the policy of treating investment tax credits as a reduction in the provision for federal income tax in the year in which the credit arises or may be utilized. Deferred income taxes arise from temporary differences resulting from different depreciation methods used for financial and income tax purposes. The Company has adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, "Income Taxes", which includes the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

                  Net Income Per Share:

                  The Company has adopted the provisions of ASC Topic 260, "Earnings per Share", which includes the provisions of SFAS No. 128, "Earnings Per Share", which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 25, 2009 and September 26, 2008, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

                  Fair Value of Financial Instruments:

                  The carrying value of the Company's financial instruments, consisting of accounts receivable, accounts payable, and borrowings, approximate their fair value due to the relatively short maturity (six months) of these instruments.

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

                  Impairment of Long-Lived Assets:

                  The Company has adopted the provisions of ASC Topic, 360, "Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets" which includes the provisions of SFAS No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the six months ended September 25,

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

                  Impairment of Long-Lived Assets (continued):

                  2009 and September 26, 2008, respectively.

                  Reporting Comprehensive Income:

                  The Company has adopted the provisions of ASC Topic, 220, "Comprehensive Income" which includes the provisions of SFAS No. 130, "Reporting Comprehensive Income". This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the six months ended September 25, 2009 and September 26, 2008, respectively.

                  Segment Information:

                  The Company has adopted the provisions of ASC Topic, 280, "Segment Reporting" which includes the provisions of SFAS No. 131, "Disclosures About Segment of An Enterprise and Related Information." This Statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's presentation of its results of operations or financial position.

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

                  The Company did not expend any funds on customer sponsored research and development during the six months ended September 25, 2009 and September 26, 2008, respectively. In addition, the Company did not receive any revenues related to customer sponsored research and development activities during the six months ended September 25, 2009 and September 26, 2008, respectively.

                  Effect of New Accounting Pronouncements:

                  In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Principles- a Replacement of FASB Statement No. 162". SFAS No. 168 establishes the ASC as the source of authoritative accounting

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

                  Effect of New Accounting Pronouncements: (continued)

                  principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP.

                  Rules and interpretive releases of the SEC under the authority of Federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority.

                  The ASC superseded all existing non-SEC accounting and reporting standards. The FASB will not issue new standards in the form of any SFAS, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates ("ASU") that will serve to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC. The adoption of SFAS No. 168 did not have an impact upon the Company's financial position, results of operations or cash flows.

                  In May 2009, the FASB issued guidance now codified as ASC Topic 855, "Subsequent Events", which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of September 30, 2009 and its adoption did not have a material impact on the Company's financial position, results of operations, cash flows or its required disclosures in its Form 10-Q. The Company has evaluated subsequent events through October 30, 2009.

                  In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments", which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, "Interim Financial Reporting," to require these disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. The guidance of FSP FAS No. 107-1 and APB No. 28-1 is now included in ASC Topic 825, Financial Statements. The adoption of FSP FAS No. 107-1 and APB No. 28-1 did not have a material impact on the Company's financial position, results of operations or cash flows.

                  The Company has adopted the provisions of ASC Topic, 740, "Income Taxes" which includes the provisions of Financial Accounting Standards Board Interpretation No.48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No.109, "Accounting for Income Taxes".

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

                  The Company believes that, with its adoption of ASC Topic 740, the income tax positions taken by it did not have a material effect on the financial statements for the six months ended September 25, 2009.

                  The Company has adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures" which includes the provisions of SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. This Standard provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The Company does not believe that ASC Topic 820 will have a material impact on its financial statements.

                  The Company has adopted the provisions of ASC Topic 825, "Financial Instruments," which includes the provisions of SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The objective of ASC Topic 825 and SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. They also require entities to display the fair value of those assets and liabilities. The Company has chosen to use fair value on the face of the balance sheet. The Company does not believe that ASC Topic 825 will have a material impact on its financial statements.

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

                  Inventories are comprised of the following:

                                      Sept. 25,    March27,
                                        2009         2009
                                    -----------   ----------

                  Raw materials      $1,145,035   $1,049,537
                  Work in progress      581,745      533,226
                  Finished goods        725,920      665,377
                                     ----------   ----------
                                     $2,452,700   $2,248,140
                                     ==========   ==========


Note 4 -          PREPAID EXPENSES AND OTHER CURRENT ASSETS:

                  Prepaid expenses and other current assets are comprised of the following:

                                            Sept. 25,  March 27,
                                              2009      2009
                                            --------   -------

                  Prepaid insurance         $  5,324   $13,649
                  Prepaid corporate taxes    332,937     7,681
                  Other current assets        10,615     4,590
                                            --------   -------
                                            $348,876   $25,920
                                            ========   =======

                                 IEH CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 -          PROPERTY, PLANT AND EQUIPMENT:

                  Property, plant and equipment are comprised of the following:

                                                         Sept. 25,       March 27,
                                                           2009           2009
                                                       -----------    -----------

                  Computers                            $   236,330    $   229,676
                  Leasehold improvements                   588,685        585,831
                  Machinery and equipment                5,036,142      4,992,114
                  Tools and dies                         2,212,607      2,139,990
                  Furniture and fixture                    155,935        155,935
                  Website development cost                   7,550          7,550
                                                       -----------    -----------

                                                         8,237,249      8,111,096
                  Less: accumulated depreciation and
                  amortization                          (7,015,983)    (6,927,669)
                                                       -----------    -----------
                                                       $ 1,221,266    $ 1,183,427
                                                       ===========    ===========

Note 6 -          ACCOUNTS RECEIVABLE FINANCING:

                  The Company entered into an accounts receivable financing agreement whereby it can borrow up to 80% of its eligible receivables (as defined in the agreement) at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced rate of 3.25% at September 25, 2009. However, the agreement does stipulate that the minimum interest rate is 12% per annum. The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or lender upon receiving 60 days prior notice. The loan is secured by the Company's accounts receivable and inventories. The balance due under this agreement as of September 25, 2009 was $117,732. The balance due as of March 27, 2009 was $454,723.

Note 7 -          OTHER CURRENT LIABILITIES:

                  Other current liabilities are comprised of the following:

                                                 Sept. 25,   March 27,
                                                    2009        2009
                                                 ---------   --------

                  Payroll and vacation accruals   $150,992   $242,188
                  Sales commissions                 26,392     30,543
                  Other                             25,096      5,008
                                                  --------   --------
                                                  $202,480   $277,739
                                                  ========   ========

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

                  The total assessed amount for the years 2002 through 2006 was $101,362. The assessed amount for each year is detailed as follows:

                                               2002    $ 16,826
                                               2003      24,934
                                               2004      31,785
                                               2005      14,748
                                               2006      13,069
                                                       ---------
                                                       $ 101,362
                                                       =========

                  The Company did have the option of paying this assessment as a lump sum amount or paying off the assessment over a 60 month period. The Company has elected the deferral option, and is making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company has recorded this assessment as a charge to Cost of Sales in the quarter ended December 26, 2008. As of September 25, 2009, the current portion of this assessment liability was $20,268 and the long-term portion was $57,443.

Note 9 -          CHANGES IN STOCKHOLDERS' EQUITY:

                  Retained earnings increased by $721,033, which represents the net income for the six months ended September 25, 2009.

Note 10-          2002 EMPLOYEE STOCK OPTION PLAN:

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

Note 10-          2002 EMPLOYEE STOCK OPTION PLAN: (continued)

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

                  The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 25, 2009, no options had been granted under the 2002 Plan.

Note 11 -         CASH BONUS PLAN:

                  In 1987, the Company adopted a cash bonus plan ("Cash Bonus Plan") for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $60,000 for the six months ended September 25, 2009. For the year ended March 27, 2009, the contribution was $121,000.

Note 12 -         COMMITMENTS AND CONTINGENCIES:

                  The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

                  Fiscal year ending March:

                  2010                                   $  87,108
                  2011                                     116,144
                                                         ---------
                                                         $ 203,252
                                                         =========

                  The rental expense for the six months ended September 25, 2009 and September 26, 2008 was $72,840 and $72,534, respectively.

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

                  The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $55,692 and $45,281 for the six months ended September 25, 2009 and September 26, 2008, respectively.

                  In November 2006, three former employees of the Company filed claims with the New York State Division of Human Rights ("SDHR") alleging national origin discrimination The SDHR acts as an investigative and adjudicative agency. With respect to its adjudicative function, the SDHR resolves complaints by conducting public hearings before administrative law judges. The SDHR does not litigate claims in court on behalf of claimants. On December 27, 2008, the SDHR issued a determination that probable cause existed that the Company may have violated applicable law and directed that a public hearing be held before an administrative law judge with respect to each former employee's claim. In June 2009, the three former employees recognized the inherent weakness in their cases and elected to settle their charges. On August 10, 2009, an agreement was reached between the parties whereby a compensatory amount was to be subsequently paid to each former employee in full settlement of their complaint.

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

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)


Results of Operations

Comparative Analysis-Six Months Ended September 25, 2009 and September 26, 2008

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

              Relationship to Total Revenues

                                                                                 Sept. 25,          Sept. 26,
                                                                                    2009                2008
                                                                                ------------        ----------
         Operating Revenues (in thousands)                                           $ 5,865            $ 5,230

         Operating Expenses:
           (as a percentage of Operating Revenues)

                     Costs of Products Sold                                           65.99%             69.05%
                     Selling, General and Administrative                              14.38%             14.25%
                     Interest Expense                                                   .45%               .74%
                     Depreciation and amortization                                     1.51%              1.72%
                                                                                ------------       ------------

                            TOTAL COSTS AND EXPENSES                                  82.33%             85.76%
                                                                                ------------       ------------

         Operating Income (loss)                                                      17.67%             14.24%

         Other Income                                                                    --                .01%
                                                                                ------------       ------------

         Income (loss) before Income Taxes                                            17.67%             14.25%

         Income Taxes                                                                 (5.38%)             (.80%)
                                                                                ------------       ------------

         Net Income (loss)                                                            12.29%             13.45%
                                                                                ============       ============

Operating revenues for the six months ended September 25, 2009 amounted to $5,864,724 reflecting a 12.13% increase versus the six months ended September 26, 2008 revenues of $5,230,328. The sharp increase in revenues can be attributed to a dramatic increase in commercial aerospace spending, new customers in the medical device manufacturing sector as well as internal production efficiencies.

Cost of products sold amounted to $3,870,207 for the six months ended September 25, 2009, or 65.99% of operating revenues. This reflected a $258,457 or 7.16% increase in the cost of products sold from $3,611,750 or 69.05% of operating revenues for the six months ended September 26, 2008. The increase in cost of product sold is due primarily to costs necessary to support the increase in revenue.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Six Months Ended September 25, 2009 and September 26, 2008 (continued)

Selling, general and administrative expenses were $843,517 or 14.38% of operating revenues for the six months ended September 25, 2009 compared to $745,294 or 14.25% of operating revenues for the six months ended September 26, 2008. This category of expenses increased by $98,223 or 13.18% from the prior year. The increase can be attributed to an increase in salaries to sales personnel, commissions and travel expenses.

Interest expense was $26,175 for the six months ended September 25, 2009 or .45% of operating revenues. For the fiscal six months ended September 26, 2008, interest expense was $38,486 or .74% of operating revenues. The decrease of $12,311 or 31.99% reflects primarily management's commitment to apply revenues to reduce the Company's debt.

Depreciation and amortization of $88,314 or 1.51% of operating revenues was reported for the six months ended September 25, 2009. This reflects a decrease of $1,846 from the comparable six month period ended September 26, 2008 of $90,160 or 1.72% of operating revenues. The reduction in depreciation is the result of assets being written off during the six months ended September 25, 2009.

The Company reported net income of $721,033 for the six months ended September 25, 2009 representing basic earnings of $.31 per share as compared to net income of $702,914 or $.31 per share for the six months ended September 26, 2008. The increase in net income for the current six month period can be attributed primarily to the increased revenue recorded during the current quarter.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended September 25, 2009 and September 26,
2008

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

              Relationship to Total Revenues


                                                                                   Sept. 25,         Sept. 26,
                                                                                     2009              2008
                                                                               -------------        -----------
         Operating Revenues (in thousands)                                      $      2,987        $    2,653
                                                                               -------------       ------------

         Operating Expenses:
           (as a percentage of Operating Revenues)

                     Costs of Products Sold                                           66.18%             71.90%
                     Selling, General and Administrative                              14.25%             14.27%
                     Interest Expense                                                   .49%               .65%
                     Depreciation and amortization                                     1.43%              1.67%
                                                                               -------------        -----------

                            TOTAL COSTS AND EXPENSES                                  82.35%             88.49%
                                                                               -------------        -----------

         Operating Income (loss)                                                      17.65%             11.51%

         Other Income                                                                     --                 --
                                                                               -------------        -----------

         Income (loss) before Income Taxes                                            17.65%             11.51%

         Income Taxes                                                               ((5.29)%)             (.68%)
                                                                               -------------        -----------

         Net Income (loss)                                                            12.36%             10.83%
                                                                               =============        ===========

Operating revenues for the three months ended September 25, 2009 amounted to $2,987,024 reflecting a 12.60% increase versus the three months ended September 26, 2008 revenues of $2,652,855. The increase in revenues is due to an increase in commercial sales orders including aerospace and medical devices as well as internal production efficiencies during the current quarter.

Cost of products sold amounted to $1,976,674 for the three months ended September 25, 2009, or 66.18% of operating revenues. This reflected a $69,315 or 3.63% increase in the cost of products sold from $1,907,359 or 71.90% of operating revenues for the three months ended September 26, 2008. The increase in product sold is due primarily to costs necessary to support the increase in revenues during the quarter.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Comparative Analysis-Three Months Ended September 25, 2009 and September 26, 2008 (continued)

Selling, general and administrative expenses were $425,628 or 14.25% of operating revenues for the three months ended September 25, 2009 compared to $378,464 or 14.27% of operating revenues for the three months ended September 26, 2008. This category of expenses increased by $47,164 or 12.46% from the prior year. The increase can be attributed to an increase in salaries to sales personnel, commissions and travel.

Interest expense was $14,595 for the three months ended September 25, 2009 or ..49% of operating revenues. For the fiscal three months ended September 26, 2008, interest expense was $17,277 or .65% of operating revenues. The decrease of $2,682 or 15.52% reflects primarily management's commitment to apply revenues to reduce the Company's debt.

Depreciation and amortization of $42,600 or 1.43% of operating revenues was reported for the three months ended September 25, 2009. This reflects a decrease of $1,680 or 3.79% from the prior three months ended September 26, 2008 of $44,280 or 1.67% of operating revenues.

The Company reported net income of $369,759 for the three months ended September 25, 2009 representing basic earnings of $.16 per share as compared to a net income of $287,694 or $.13 per share for the three months ended September 26, 2008. The increase in net income for the current three month period can be attributed primarily to the increased revenue recorded during the current quarter.

Liquidity and Capital Resources

The Company reported working capital of $3,388,105 as of September 25, 2009 compared to a working capital of $2,715,072 as of March 27, 2009. The increase in working capital of $673,033 was attributable to the following items:

        Net income                      $ 721,033
        Depreciation and amortization      88,314
        Capital expenditures             (126,153)
        Other transactions                (10,161)

As a result of the above, the current ratio (current assets to current liabilities) was 3.97 to 1 at September 25, 2009 as compared to 2.74 to 1 at March 27, 2009. Current liabilities at September 25, 2009 were $1,139,752 compared to $1,558,972 at March 27, 2009.

The Company reported $126,153 in capital expenditures for the six months ended September 25, 2009 and reported depreciation of $88,314 for the same six month period.

The net income of $721,033 for the six months ended September 25, 2009 resulted in an increase in stockholders' equity to $4,576,921 as compared to stockholders' equity of $3,855,888 at March 27, 2009.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2 1/2 % above prime. However, the agreement does stipulate that the minimum interest rate is 12% per annum. At September 25, 2009 the amount outstanding with the factor was $117,732 as compared to $454,723 at March 27, 2009. The loan is secured by the Company's accounts receivables and inventories.

                                 IEH CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The factor provides discounted funds to the Company based upon the Company's accounts receivables. These funds provide the primary source of working capital for operations.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company's proportional share of the Multi-Employer Plan's unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $55,692 and $45,281 for the six months ended September 25, 2009 and September 26, 2008, respectively.

On September 21, 2001 the Company's shareholders approved the adoption of the 2002 Plan to provide for the grant of options to purchase up to 750,000 shares of the Company's common stock to all employees, including senior management. No options have been granted under the Employee Option Plan to date.

Options granted to employees under the 2002 Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or option which do not so qualify.

Under the 2002 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company's common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company's common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company's common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 25, 2009, no options had been granted under the 2002 Plan.

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

                                 IEH CORPORATION


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The Company accrued $60,000 for the six months ended September 25, 2009. For the year ended March 27, 2009, the contribution was $121,000.


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

As of September 25, 2009, our unrestricted cash was $175,154 of which $110,172 was in an interest bearing money market account and the balance of $64,982 was maintained in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act, the Company's President and Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company's disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the 1934 Act is, recorded, processed, and reported within the time periods specified within the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

                                 IEH CORPORATION

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the 1934 Act) during the quarter ended September 25, 2009 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings which may have a material effect upon the Company, its financial condition or operations.

ITEM 1A. RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-Q and a restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I,
Item 1A of our Annual Report on Form 10-K for the year ended March 27, 2009. You should carefully consider the risks described below, together with all of following risk factors and the other information included in this Report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We have generated net income of $768,003, $603,865 and $200,693, respectively, for the fiscal years ended March 27, 2009, March 28, 2008 and March 30, 2007 and $721,033 for the six months ended September 25, 2009. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a factor whereby we can borrow up to 80 percent of our eligible receivables at an interest rate of 2 1/2 % above JP Morgan Chase's publicly announced

                                 IEH CORPORATION
interest rate. No assurances can be given that this financing agreement will continue into the future. If we unable to continue with this agreement, our cash flow might adversely be affected.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 27, 2009 traded as low as $1.60 per share and as high as $2.90 per share. During the six month period ended September 25, 2009, our stock traded in the range of $2.46 per share to $3.80 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

o        quarterly variations in our operating results;

o announcements we make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures;

o        additions or departures of key personnel;

o the introduction of competitive offerings by existing or new competitors;

                                 IEH CORPORATION

ITEM 1A.          RISK FACTORS (continued)

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

Not applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.         OTHER MATTERS.

None

ITEM 6.         EXHIBITS.

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the SEC and, pursuant to 17 C.F.R Secs.
201.24 and 240.12b-32, are incorporated by reference to the document referenced in parentheses following the descriptions of such exhibits. The exhibits designated with a number sign (#) indicate a management contract or compensation plan or arrangement.

Exhibit 10.1# Agreement between the Company and Michael Offermand Dated September 1, 2009 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 4, 2009).

Exhibit 10.2# Agreement between the Company and Robert Knoth dated September 1, 2009 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 4, 2009).

Exhibit 31.1*   Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 31.2*   Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1*   Certification Pursuant to Section 906 of the Sarbanes Oxley Act

Exhibit 32.2*   Certification Pursuant to Section 906 of the Sarbanes Oxley Act

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IEH CORPORATION
                                       (Registrant)


November 9, 2009                        /s/ Michael Offerman
                                        -------------------------------------
                                        Michael Offerman
                                        President (Principal Executive Officer)


November 9, 2009                        /s/ Robert Knoth
                                        --------------------------------------
                                        Robert Knoth
                                        Chief Financial Officer/Controller
                                        (Principal Accounting Officer)