Form 10-Q
period 2009-12-25
IEH CORPORATION
filed 2010-02-16
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 0-5278

IEH CORPORATION
(Exact name of registrant as specified in its charter)

New York	13-5549348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☑

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 25, 2009.

IEH CORPORATION

SIGNATURES		31

EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	32

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	33

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	34

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	35

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 25, 2009 and March 27, 2009

	Dec. 25,	March 27,
	2009	2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$538,932	$169,316
Accounts receivable, less allowances for doubtful accounts of $11,562 at December 25, 2009 and March 27, 2009	1,352,433	1,830,668
Inventories (Note 3)	2,592,400	2,248,140
Prepaid expenses and other current assets (Note 4)	504,246	25,920

Total Current Assets	4,988,011	4,274,044

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,058,583 at December 25, 2009 and $6,927,669 at March 27, 2009 (Note 5)	1,217,943	1,183,427
	1,217,943	1,183,427

OTHER ASSETS:
Other assets	25,019	24,968
	25,019	24,968

Total Assets	$6,230,973	$5,482,439

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS

As of December 25, 2009 and March 27, 2009

	Dec. 25,	March 27,
	2009	2009
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 6)	$(157,544)	$454,723
Accrued corporate income taxes	593,400	257,294
Accounts payable	494,486	548,948
Workers compensation insurance assessments- current portion (Note 8)	20,268	20,268
Other current liabilities (Note 7)	347,500	277,739

Total Current Liabilities	1,298,110	1,558,972

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	52,375	67,579
Total Long-Term Liabilities	52,375	67,579

Total Liabilities	1,350,485	1,626,551

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at December 25, 2009 and March 27, 2009	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	2,112,880	1,088,280
Total Stockholders’ Equity	4,880,488	3,855,888

Total Liabilities and Stockholders’ Equity	$6,230,973	$5,482,439

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	2009	2008	2009	2008

REVENUE, net sales	$8,951,957	$7,932,098	$3,087,233	$2,701,770

COSTS AND EXPENSES

Cost of products sold	5,848,266	5,390,593	1,978,079	1,778,843
Selling, general and administrative	1,318,628	1,145,487	475,092	400,193
Interest expense	36,404	52,643	10,229	14,157
Depreciation and amortization	130,914	135,040	42,600	44,880
	7,334,212	6,723,763	2,506,000	2,238,073

OPERATING INCOME	1,617,745	1,208,335	581,233	463,697

OTHER INCOME	255	546	133	270

INCOME BEFORE INCOME TAXES	1,618,000	1,208,881	581,366	463,967

PROVISION FOR INCOME TAXES	593,400	448,000	277,800	406,000

NET INCOME	$1,024,600	$760,881	$303,566	$57,967

BASIC AND DILUTED EARNINGS PER SHARE	$.45	$.33	$.13	$.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash
(Unaudited)

	Nine Months Ended
	Dec. 25,	Dec. 26,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,024,600	$760,881

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	130,914	135,040

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	478,235	(312,309)
(Increase) in inventories	(344,260)	(236,633)
(Increase) in prepaid expenses and other current assets	(478,326)	(54,119)
(Increase) in other assets	(51)	(125)
(Decrease) in accounts payable	(54,462)	(360,915)
Increase in other current liabilities	69,761	71,110
Increase in accrued corporate income taxes	336,106	375,131
Increase (decrease) in workers compensation assessment payable	(15,204)	94,605

Total adjustments	122,713	(288,215)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,147,313	472,666

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(165,430)	(103,356)

NET CASH (USED) BY INVESTING ACTIVITIES	$(165,430)	$(103,356)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS (Continued)
Increase (Decrease) in Cash
(Unaudited)

	Nine Months Ended
	Dec. 25,	Dec. 26,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
(Reduction) in accounts receivable financing	$(612,267)	$(110,167)
(Repayment) of loan payable - officer	-	(17,000)

NET CASH (USED) BY FINANCING ACTIVITIES	(612,267)	(127,167)

INCREASE IN CASH	369,616	242,143

CASH, beginning of period	169,316	29,136

CASH, end of period	$538,932	$271,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine months for:

Interest	$34,147	$48,218

Income Taxes	$170,700	$51,954

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of December 25, 2009 and December 26, 2008 and for the nine months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 25, 2009 and December 26, 2008 and the results of operations for the nine months and three months then ended and cash flows for the nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended December 25, 2009, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 27, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 27, 2009 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

The Company’s policy with respect to customer returns and allowances as well as product warranty is as follows:

The Company will accept a return of defective product within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of product. The Company’s experience has been that a loss from returns is extremely remote. Accordingly, the Company’s management does not believe that an allowance for loss from returns is necessary.

Most of the Company’s products are custom ordered by customers for a specific use. The Company provides engineering services as part of the relationship with its customers in developing the custom product. The Company is not obligated to provide such engineering service to its customers. The Company does not invoice its customers separately for these services.

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

Under the provisions of the Emergency Stabilization Act of 2008 (“ES Act”), the Federal Deposit Insurance Corporation (“FDIC”) will insure interest bearing accounts at participating financial institutions up to $250,000 in the aggregate.  This insurance coverage limit was recently extended through December 31, 2013.

An additional provision of the ES Act provided for the FDIC to establish the Transaction Account Guarantee Program (“TAGP”).  Under TAGP all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.  This insurance coverage is scheduled to end on December 31, 2009, whereupon, coverage will be limited to $250,000 in the aggregate.

As of December 25, 2009, the Company had funds on deposit in the amount of $538,932 in one participating financial institution comprised of the following:

Non-interest bearing accounts	$328,054
Interest bearing account	210,878

$538,932

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

Income Taxes:

The Company follows the policy of treating investment tax credits as a reduction in the provision for federal income tax in the year in which the credit arises or may be utilized.  Deferred income taxes arise from temporary differences resulting from different depreciation methods used for financial and income tax purposes.  The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which includes the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued.  For the nine months ended December 25, 2009 and December 26, 2008, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments, consisting of accounts receivable, accounts payable, and borrowings, approximate their fair value due to the relatively short maturity (nine months) of these instruments.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual amounts could differ from those estimates.

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the nine months ended December 25,

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Impairment of Long-Lived Assets (continued):

2009 and December 26, 2008, respectively.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements.  This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the nine months ended December 25, 2009 and December 26, 2008, respectively.

Segment Information:

The Company has adopted the provisions of ASC Topic, 280, Segment Reporting which includes the provisions of SFAS No. 131, “Disclosures About Segment of An Enterprise and Related Information.” This Statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers.  The adoption of SFAS No. 131 did not affect the Company’s presentation of its results of operations or financial position.

Research and Development:

The Company provides personalized engineering services to its customers by designing connectors for specific customer applications.  The employment of electromechanical engineers is the anticipated cornerstone of the Company’s future growth.  The Company maintains a testing laboratory where its engineers experiment with new connector designs based on changes in technology and in an attempt to create innovative, more efficient connector designs.

The Company did not expend any funds on customer sponsored research and development during the nine months ended December 25, 2009 and December 26, 2008, respectively. In addition the Company did not receive any revenues related to customer sponsored research and development activities during the nine months ended December 25, 2009 and December 26, 2008, respectively.

Effect of New Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Principles- a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the ASC as the source of authoritative accounting

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Effect of New Accounting Pronouncements: (continued)

principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.

Rules and interpretive releases of the SEC under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority.

The ASC superseded all existing non-SEC accounting and reporting standards. The FASB will not issue new standards in the form of any SFAS, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (“ASU”) that will serve to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC. The adoption of SFAS No. 168 did not have an impact upon the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of September 30, 2009 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-Q. The Company has evaluated subsequent events through January 31, 2010.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. The guidance of FSP FAS No. 107-1 and APB No. 28-1 is now included in ASC Topic 825, Financial Statements. The adoption of FSP FAS No. 107-1 and APB No. 28-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company has adopted the provisions of ASC Topic, 740, Income Taxes which includes the provisions of Financial Accounting Standards Board Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes”.

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

The Company believes that, with its adoption of ASC Topic 740, the income tax positions taken by it did not have a material effect on the financial statements for the nine months ended December 25, 2009.

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures which includes the provisions of SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. ASC Topic 820 and SFAS No. 157 provide a single definition of fair value, together with a framework for measuring it, and require additional disclosure about the use of fair value to measure assets and liabilities. The Company does not believe that ASC Topic 820 will have a material impact on its financial statements.

The Company has adopted the provisions of ASC Topic 825, Financial Instruments, which includes the provisions of SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The objective of ASC Topic 825 and SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. They also require entities to display the fair value of those assets and liabilities. The Company has chosen to use fair value on the face of the balance sheet. The Company does not believe that ASC Topic 825 will have a material impact on its financial statements.

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

Inventories are comprised of the following:

	Dec. 25,	March 27,
	2009	2009

Raw materials	$1,210,254	$1,049,537
Work in progress	614,880	533,226
Finished goods	767,266	665,377
	$2,592,400	$2,248,140

Note 4 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	Dec. 25,	March 27,
	2009	2009

Prepaid insurance	$1,084	$13,649
Prepaid corporate taxes	503,162	7,681
Other current assets	-	4,590
	$504,246	$25,920

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 5 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	Dec. 25,	March 27,
	2009	2009

Computers	$240,765	$229,676
Leasehold improvements	588,685	585,831
Machinery and equipment	5,045,187	4,992,114
Tools and dies	2,238,404	2,139,990
Furniture and fixture	155,935	155,935
Website development cost	7,550	7,550

	8,276,526	8,111,096
Less: accumulated depreciation and amortization	(7,058,583)	(6,927,669)
	$1,217,943	$1,183,427

Note 6 -	ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement whereby it can borrow up to 80 percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 ½ % above JP Morgan Chase’s publicly announced rate of 3.25% at December 25, 2009. However, the agreement does stipulate that the minimum interest rate is 12% per annum.  The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or lender upon receiving 60 days prior notice.  The loan is secured by the Company’s accounts receivable and inventories. As of December 25, 2009, excess repayments by the Company resulted in an overpayment of $157,544 which the Company intends to apply against future borrowings. The balance due as of March 27, 2009 was $454,723.

Note 7 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	Dec. 25,	March 27,
	2009	2009

Payroll and vacation accruals	$280,354	$242,188
Sales commissions	29,076	30,543
Other	38,070	5,008
	$347,500	$277,739

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT:

On December 15, 2008, the Company was notified by the State of New York Workers’ Compensation Board (the “Board”) that the Trade Industry Workers’ Compensation Trust for
Manufacturers (the “Trust”) had defaulted. As a member of the Trust, which is a self-insured group, the Company was assessed on an estimated basis by the Board for its allocable share necessary to discharge all liabilities of the Trust.

The estimated assessment pertains to the years 2002 through 2006. The Company was advised that there may be an additional assessment for the year 2007 and that the estimated assessments for the year 2002 through 2006 are subject to additional review and adjustment.

The total assessed amount for the years 2002 through 2006 was $101,362. The assessed amount for each year is detailed as follows:

2002	$16,826
2003	24,934
2004	31,785
2005	14,748
2006	13,069
$101,362

The Company did have the option of paying this assessment as a lump sum amount or paying off the assessment over a 60 month period. The Company has elected the deferral option, and is making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company has recorded this assessment as a charge to Cost of Sales in the quarter ended December 25, 2009. As of December 25, 2009, the current portion of this assessment liability was $20,268 and the long-term portion was $52,375.

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

Retained earnings increased by $1,024,600, which represents the net income for the nine months ended December 25, 2009.

Note 10-	2002 EMPLOYEE STOCK OPTION PLAN:

On September 21, 2001 the Company’s shareholders approved the adoption of the Company’s 2002 Employees Stock Option Plan (“2002 Plan”) to provide for the grant of options to purchase up to 750,000 shares of the Company’s common stock to all employees, including senior management.

Options granted to employees under the 2002 Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not so qualify.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 10-	2002 EMPLOYEE STOCK OPTION PLAN: (continued)

Under the 2002 Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company’s common stock and the option must not be exercisable after the expiration of five years from the day of the grant.

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock.

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 25, 2009, no options had been granted under the 2002 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits.  The Company accrued $117,000 for the nine months ended December 25, 2009.  For the year ended March 27, 2009, the contribution was $121,000.

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

Fiscal year ending March:

2010	$43,554
2011	116,144
$159,698

The rental expense for the nine months ended December 25, 2009 and December 26, 2008 was $109,107 and $108,801, respectively.

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (“UAW”). Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendment Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 12 -	COMMITMENTS AND CONTINGENCIES:

contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan.

The Company has not taken any action to terminate, withdraw or partially withdraw from the

Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available.

The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $82,530 and $65,830 for the nine months ended December 25, 2009 and December 26, 2008, respectively.

In November 2006, three former employees of the Company filed claims with the New York State Division of Human Rights (“SDHR”) alleging national origin discrimination The SDHR acts as an investigative and adjudicative agency. With respect to its adjudicative function, the SDHR resolves complaints by conducting public hearings before administrative law judges. The SDHR does not litigate claims in court on behalf of claimants.  On December 27, 2008, the SDHR issued a determination that probable cause existed that the Company may have violated applicable law and directed that a public hearing be held before an administrative law judge with respect to each former employee’s claim. In June 2009, the three former employees recognized the inherent weakness in their cases and elected to settle their charges. On August 10, 2009, an agreement was reached between the parties whereby a compensatory amount was to be subsequently paid to each former employee in full settlement of their complaint.

IEH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “1934 Act”) and Section 27A of the Securities Act of 1933 (the “1933 Act”). Statements contained in this report which are not statements of historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and “think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company’s control.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that m ay affect our business. The following discussion and analysis should be read in conjunction with the financial statements and related footnotes which provide additional information concerning the Company’s financial activities and condition.

Critical Accounting Policies

The Financial Statements have been prepared in accordance with aGAAP, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies, which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

•	Impairment of Long-Lived Assets:
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

•	Inventory Valuation:
Raw materials and supplies are valued at the lower of first-in, first-out cost or market. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and

IEH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

actual amount realized from the sale of inventory.

•	Income Taxes:
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

•	Revenue Recognition:
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

The Company’s policy with respect to customer returns and allowances as well as product warranty is as follows:

The Company will accept a return of defective product within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost will repair and return it to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of the product.

Most of the Company’s products are custom ordered by customers for a specific use. The Company provides engineering services as part of the relationship with its customers in developing the custom product. The Company is not obligated to provide such engineering service to its customers. The Company does not charge separately for these services.

•	Research & Development:
The Company provides personalized engineering services to its customers by designing connectors for specific customer applications.  The employment of electromechanical engineers is the anticipated cornerstone of the Company’s future growth.  The Company maintains a testing laboratory where its engineers experiment with new connector designs based on changes in technology and in an attempt to create innovative, more efficient connector designs.

IEH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Comparative Analysis-Nine Months Ended December 25, 2009 and December 26, 2008

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues
	Dec. 25,	Dec. 26,
	2009	2008

Operating Revenues (in thousands)	$8,952	$7,932

Operating Expenses: (as a percentage of Operating Revenues)

Costs of Products Sold	65.33%	67.96%
Selling, General and Administrative	14.73%	14.44%
Interest Expense	.41%	.66%
Depreciation and amortization	1.46%	1.70%

TOTAL COSTS AND EXPENSES	81.93%	84.76%

Operating Income (loss)	18.07%	15.24%

Other Income	-	.01%

Income (loss) before Income Taxes	18.07%	15.25%

Income Taxes	(6.63%)	5.65%

Net Income (loss)	11.44%	9.60%

Operating revenues for the nine months ended December 25, 2009 amounted to $8,951,957 reflecting a 12.86% increase versus the nine months ended December 26, 2008 revenues of $7,932,098. The sharp increase in revenues can be attributed to a dramatic increase in commercial aerospace spending, new customers in the medical device manufacturing sector as well as internal production efficiencies.

Cost of products sold amounted to $5,848,266. for the nine months ended December 25, 2009, or 65.33% of operating revenues.  This reflected a $457,673 or 8.49% increase in the cost of products sold from $5,390,593 or 67.96% of operating revenues for the nine months ended December 26, 2008. The increase in cost of product sold is due primarily to costs necessary to support the increase in revenue.

IEH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparative Analysis-Nine Months Ended December 25, 2009 and December 26, 2008 (continued)

Selling, general and administrative expenses were $1,318,628 or 14.73% of operating revenues for the nine months ended December 25, 2009 compared to $1,145,487 or 14.44% of operating revenues for the nine months ended December 26, 2008. This category of expenses increased by $173,141 or 15.12% from the prior year. The increase can be attributed to an increase in salaries to sales personnel, commissions and travel expenses.

Interest expense was $36,404 for the nine months ended December 25, 2009 or .41% of operating revenues.

For the fiscal nine months ended December 26, 2008, interest expense was $52,643 or .66% of operating revenues.  The decrease of $16,239 or 30.85% reflects primarily management’s commitment to apply revenues to reduce the Company’s debt.

Depreciation and amortization of $130,914 or 1.46% of operating revenues was reported for the nine months ended December 25, 2009.  This reflects a decrease of $4,126 from the comparable nine month period ended December 26, 2008 of $135,040 or 1.70% of operating revenues. The reduction in depreciation is the result of assets being written off during the nine months ended December 25, 2009.

The Company reported net income of $1,024,600 for the nine months ended December 25, 2009 representing basic earnings of $.45 per share as compared to net income of $760,881 or $.33 per share for the nine months ended December 26, 2008.  The increase in net income for the current nine month period can be attributed primarily to the increased revenue recorded during the current nine months.

IEH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparative Analysis-Three Months Ended December 25, 2009 and December 26, 2008

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues
	Dec. 25,	Dec. 26,
	2009	2008

Operating Revenues (in thousands)	$3,087	$2,702

Operating Expenses: (as a percentage of Operating Revenues)

Costs of Products Sold	64.07%	65.84%
Selling, General and Administrative	15.39%	14.81%
Interest Expense	.33%	.52%
Depreciation and amortization	1.38%	1.66%

TOTAL COSTS AND EXPENSES	81.17%	82.83%

Operating Income (loss)	18.83%	17.17%

Other Income	-	-

Income (loss) before Income Taxes	18.83%	17.17%

Income Taxes	(9.00%)	15.03%

Net Income (loss)	9.83%	2.14%

Operating revenues for the three months ended December 25, 2009 amounted to $3,087,233 reflecting a 14.27% increase versus the three months ended December 26, 2008 revenues of $2,701,770. The increase in revenues is due to an increase in commercial sales orders including aerospace and medical devices as well as internal production efficiencies during the current quarter.

Cost of products sold amounted to $1,978,079 for the three months ended December 25, 2009, or 64.07% of operating revenues.  This reflected a $199,236 or 11.20% increase in the cost of products sold from $1,778,843 or 65.84% of operating revenues for the three months ended December 26, 2008.  The increase in product sold is due primarily to costs necessary to support the increase in revenues during the quarter.

IEH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Comparative Analysis-Three Months Ended December 25, 2009 and December 26, 2008 (continued)

Selling, general and administrative expenses were $475,092 or 64.07% of operating revenues for the three months ended December 25, 2009 compared to $400,193 or 14.81% of operating revenues for the three months ended December 26, 2008. This category of expenses increased by $74,899 or 18.72% from the prior year. The increase can be attributed to an increase in salaries to sales personnel, commissions and travel.

Interest expense was $10,229 for the three months ended December 25, 2009 or 15.39% of operating revenues.  For the fiscal three months ended December 26, 2008, interest expense was $14,157 or .52% of operating revenues.  The decrease of $3,928 or 27.75% reflects primarily management’s commitment to apply revenues to reduce the Company’s debt.
Depreciation and amortization of $42,600 or 1.38% of operating revenues was reported for the three months ended December 25, 2009.  This reflects a decrease of $2,280 or 5.08% from the prior three months ended December 26, 2008 of $44,880 or 1.66% of operating revenues.

The Company reported net income of $303,566 for the three months ended December 25, 2009 representing basic earnings of $.13 per share as compared to a net income of $57,967 or $.03 per share for the three months ended December 26, 2008.  The increase in net income for the current three month period can be attributed primarily to the increased revenue recorded during the current quarter.

Liquidity and Capital Resources

The Company reported working capital of $3,689,901 as of December 25, 2009 compared to a working capital of $2,715,072 as of March 27, 2009. The increase in working capital of $974,829 was attributable to the following items:

Net income	$1,024,600
Depreciation and amortization	130,914
Capital expenditures	(165,430)
Other transactions	(15,255)

As a result of the above, the current ratio (current assets to current liabilities) was 3.84 to 1 at December 25, 2009 as compared to 2.74 to 1 at March 27, 2009. Current assets at December 25, 2009 were $4,988,011 compared to $4,274,044 at March 27, 2009. Current liabilities at December 25, 2009 were $1,298,110 compared to $1,558,972 at March 27, 2009.

The Company reported $165,430 in capital expenditures for the nine months ended December 25, 2009 and recorded depreciation of $130,914 for the same nine month period.

The net income of $1,024,600 for the nine months ended December 25, 2009 resulted in an increase in stockholders’ equity to $4,880,488 as compared to stockholders’ equity of $3,855,888 at March 27, 2009.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2 ½ % above prime. However, the agreement does stipulate that the minimum interest rate is 12% per annum. At December 25, 2009 the amount outstanding with the factor was $(157,544) as compared to $454,723 at March 27, 2009. The loan is secured by the Company’s accounts receivables and inventories. As of December 25, 2009, excess repayments by the Company resulted in an overpayment of $157,544 which the Company intends to apply against future borrowings.

IEH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The factor provides discounted funds based upon the Company’s accounts receivables, these funds provide the primary source of working capital for operations.

In the past two fiscal years, management has been reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. As a consequence of this new policy the Company’s experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all accounts receivable on a monthly basis. The reserve is less than 2% of average gross accounts receivable and is considered to be conservatively adequate.

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $85,230 and $65,830 for the nine months ended December 25, 2009 and December 26, 2008, respectively.

On December 21, 2001 the Company’s shareholders approved the adoption of the 2002 Plan to provide for the grant of options to purchase up to 750,000 shares of the Company’s common stock to all employees, including senior management. No options have been granted under the Employee Option Plan to date.

Options granted to employees under the 2002 Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or option which do not so qualify.

Under the 2002 Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company’s common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 25, 2009, no options had been granted under the 2002 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits.

IEH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The Company accrued $117,000 in contributions to this Plan for the nine months ended December 25, 2009.  For the year ended March 27, 2009, the contribution was $121,000.

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

As of December 25, 2009, our unrestricted cash was $538,932 of which $210,878 was in an interest bearing money market account and the balance of $328,054 was maintained in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act, the Company’s President and Chief Financial Officer (who is also our controller and principal accounting officer) concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in this Report that it files or submits under the 1934 Act is, recorded, processed, and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

IEH CORPORATION

ITEM 4.	CONTROLS AND PROCEDURES (continued)

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the 1934 Act) during the quarter ended December 25, 2009 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $768,003, $603,865 and $200,693, respectively, for the fiscal years ended March 27, 2009, March 28, 2008 and March 30, 2007 and $1,024,600 for the nine months ended December 25, 2009. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a factor whereby we can borrow up to 80 percent of our eligible receivables at an interest rate of 2 ½ % above JP Morgan Chase’s publicly announced

IEH CORPORATION

ITEM 1A.	RISK FACTORS (continued)

interest rate. No assurances can be given that this financing agreement will continue into the future. If we unable to continue with this agreement, our cash flow might adversely be affected.

Our success is dependent on the performance of our management and the cooperation, performance and retention of our executive officers and key employees.

Our business and operations are substantially dependent on the performance of our senior management team and executive officers. If our management team is unable to perform it may adversely impact our results of operations and financial condition. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 27, 2009 traded as low as $1.60 per share and as high as $2.90 per share. During the nine month period ended December 25, 2009, our stock traded in the range of $2.46 per share to $3.80 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in our operating results;
•	announcements we make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures;
•	additions or departures of key personnel;
•	the introduction of competitive offerings by existing or new competitors;

IEH CORPORATION

ITEM 1A.	RISK FACTORS(continued)

•	uncertainty about and customer confidence in the current economic conditions and outlook;
•	reduced demand for any of our products; and
•	sales of our common stock.

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

IEH CORPORATION
(Registrant)

February 16, 2010	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

February 16, 2010	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer/Controller (Principal Accounting Officer)