Form 10-K/A
period 2009-03-27
IEH CORPORATION
filed 2010-05-11
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 27, 2009.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to _____.
Commission File Number   0-5278
 IEH CORPORATION
(Name of Small Business Issuer in Its Charter)

NEW YORK	13-5549348
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

140 58th Street, Suite 8E
Brooklyn, NY 11220	(718) 492-9673
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.01 Par Value Per Share

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 26, 2008): $3,924,900.60.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On July 10, 2009, the Registrant had 2,303,468 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None

EXPLANATORY NOTE

We are filing this Amendment No. 2 (“Amendment No. 2”) to our Annual Report on Form 10-K for the fiscal year ended March 27, 2009 (“Original Form 10-K”), as filed with the Securities and Exchange Commission (“Commission”) on July 10, 2009, as amended by Amendment No. 1 to the Original Form 10-K on August 9, 2009 (“Amendment No. 1” and together with the Original Form 10-K, the “Form 10-K”) in order to (i) amend Item 9A - Controls and Procedures, and (ii) revise Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2 pursuant to the requirements of Item 601(b)(31) of Regulation S-K.

The foregoing changes have no effect on and will not result in any changes to the Company’s audited financial statements or the Notes to the Financial Statements thereto for the year ended March 27, 2009 previously reported in the Original Form 10K.

This Amendment No. 2 is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-K and our other filings with the Commission.

This Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K. With this Amendment No. 2, the Principal Executive Officer and Principal Financial Officer of the Company have reissued their certifications, as amended pursuant to comments by the Staff of the Commission, and as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are included in Part IV, Item 15. Exhibits, Financial Statement Schedules, furnished herewith.

IEH CORPORATION

References in this Annual Report to, the terms “Company”, “IEH”, “we”, “us” and “our” refer to IEH Corporation, unless otherwise stated or the context clearly indicates otherwise.

Item 9A. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the year to ensure that information we are required to disclose in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely discussions regarding disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon assessment, our management concluded that our internal control over financial reporting is effective as of March 27, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  IEH CORPORATION

PART II
Item 9A. Controls and Procedures (continued)

Management’s Report on Internal Control over Financial Reporting (continued)

(ii)         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 27, 2009. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 27, 2009.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended March 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with

IEH CORPORATION

PART II

Item 9A. Controls and Procedures (continued)

Management’s Report on Internal over Financial Controls (continued)

policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Other Information Related to Internal Controls

Historically, the Company has relied upon the entire Board of Directors in appointing the Company’s independent auditors and reviewing the financial condition and statements of the Company.  Given the relatively small size of the Company’s operations and revenues, the Board has not believed that appointing an independent committee was a necessity.

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
Michael Offerman
President and Chief Executive Officer

Dated:    May 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Offerman	May 11, 2010
Michael Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	May 11, 2010
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Murray Sennet	May 11, 2010
Murray Sennet, Director

/s/ Alan Gottlieb	May 11, 2010
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	May 11, 2010
Gerald E. Chafetz