Form 10-Q/A
period 2009-06-26
IEH CORPORATION
filed 2010-05-11
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q
Amendment No. 1

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

IEH CORPORATION

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended June 26, 2009 (“Original Form 10-Q”), as filed with the Securities and Exchange Commission (“Commission”) on August 10, 2009, in order to revise Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2 pursuant to the requirements of Item 601(b)(31) of Regulation S-K.

This Amendment No. 1 is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-Q and our other filings with the Commission.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-Q. With this Amendment No. 1, the Principal Executive Officer and Principal Financial Officer of the Company have reissued their certifications, as amended pursuant to comments by the Staff of the Commission, and required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are included in Item 6. Exhibits furnished herewith.

IEH CORPORATION

IEH CORPORATION

PART II - OTHER INFORMATION

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

IEH CORPORATION
(Registrant)

May 11, 2010	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

May 11, 2010	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)