Form 10-Q/A
period 2009-09-25
IEH CORPORATION
filed 2010-05-11
CIK 50292

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

IEH CORPORATION

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (“Original Form 10-Q”), as filed with the Securities and Exchange Commission (“Commission”) on November 9, 2009, in order to revise Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2 pursuant to the requirements of Item 601(b)(31) of Regulation S-K.

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

IEH CORPORATION

CONTENTS

		Page
		Number

PART II –	OTHER INFORMATION	2

ITEM 6 –	EXHIBITS	2

SIGNATURES		2

EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	3

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	4

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes Oxley Act	5

IEH CORPORATION

PART II - OTHER INFORMATION

ITEM 6.                EXHIBITS.

(a) Exhibits

Exhibit 31.1          Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 31.2          Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1          Certifications Pursuant to Section 906 of the Sarbanes Oxley Act

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