Form 10-Q/A
period 2009-12-25
IEH CORPORATION
filed 2010-05-11
CIK 50292

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended December 25, 2009 (“Original Form 10-Q”), as filed with the Securities and Exchange Commission (“Commission”) on February 16, 2010, in order to (i)  revise, in Part I – Item 1 – Financial Statements, the Balance Sheets as of December 25, 2009 and March 27, 2009, Statement of Cash Flows, Notes to Financial Statements and Management’s Discussion and Analysis to reflect the reclassification of an overpayment of $157,544 to the Company’s accounts receivable factor as a current asset instead of an adjustment to current liabilities, and the related increase in Total Current Assets, Total Assets, Total Current Liabilities, Total Liabilities and Total Liabilities and Stockholders’ Equity, and (ii) revise the Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2 pursuant to the requirements of Item 601(b)(31) of Regulation S-K.

This Amendment No. 1 is limited in scope to the items identified above and should be read in conjunction with the Original Form 10-Q and our other filings with the Commission.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-Q. With this Amendment No. 1, the Principal Executive Officer and Principal Financial Officer of the Company have reissued their certifications, as amended pursuant to comments by the Staff of the SEC, and required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are included in Item 6. Exhibits furnished herewith.

IEH CORPORATION

CONTENTS

		Page
		Number

PART I –	FINANCIAL INFORMATION

ITEM 1-	FINANCIAL STATEMENTS

	Balance Sheets as of December 25, 2009 (Unaudited) and March 27, 2009	3

	Statement of Operations (Unaudited) for the nine months and three months ended December 25, 2009 and December 26, 2008	5

	Statement of Cash Flows (Unaudited) for the nine months ended December 25, 2009 and December 26, 2008	6

	Notes to Financial Statements (Unaudited)	8

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 6 –	EXHIBITS	30

SIGNATURES		31

EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	32

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	33

Exhibit 32.1	Certifications Pursuant to Section 906 of the Sarbanes Oxley Act	34

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 25, 2009 and March 27, 2009

	Dec. 25,	March 27,
	2009	2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$538,932	$169,316
Accounts receivable, less allowances for doubtful accounts of $11,562 at December 25, 2009 and March 27, 2009	1,352,433	1,830,668
Overpayments to Accounts Receivable Factor (Note 6)	$157,544	$0
Inventories (Note 3)	2,592,400	2,248,140
Prepaid expenses and other current assets (Note 4)	504,246	25,920

Total Current Assets	5,145,555	4,274,044

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,058,583 at December 25, 2009 and $6,927,669 at March 27, 2009 (Note 5)	1,217,943	1,183,427
	1,217,943	1,183,427

OTHER ASSETS:
Other assets	25,019	24,968
	25,019	24,968

Total Assets	$6,388,517	$5,482,439

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS

As of December 25, 2009 and March 27, 2009

	Dec. 25,	March 27,
	2009	2009
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 6)	$0	$454,723
Accrued corporate income taxes	593,400	257,294
Accounts payable	494,486	548,948
Workers compensation insurance assessments- current portion (Note 8)	20,268	20,268
Other current liabilities (Note 7)	347,500	277,739

Total Current Liabilities	1,455,654	1,558,972

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	52,375	67,579
Total Long-Term Liabilities	52,375	67,579

Total Liabilities	1,508,029	1,626,551

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at December 25, 2009 and March 27, 2009	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	2,112,880	1,088,280
Total Stockholders’ Equity	4,880,488	3,855,888

Total Liabilities and Stockholders’ Equity	$6,388,517	$5,482,439

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

IEH CORPORATION

STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash
(Unaudited)

	Nine Months Ended
	Dec. 25,	Dec. 26,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,024,600	$760,881

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	130,914	135,040

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	478,235	(312,309)
(Increase) in inventories	(344,260)	(236,633)
(Increase) in prepaid expenses and other current assets	(478,326)	(54,119)
(Increase) in overpayment to accounts receivable factor	(157,544)	0
(Increase) in other assets	(51)	(125)
(Decrease) in accounts payable	(54,462)	(360,915)
Increase in other current liabilities	69,761	71,110
Increase in accrued corporate income taxes	336,106	375,131
Increase (decrease) in workers compensation assessment payable	(15,204)	94,605

Total adjustments	(34,831)	(288,215)

NET CASH PROVIDED BY OPERATING ACTIVITIES	989,769	472,666

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(165,430)	(103,356)

NET CASH (USED) BY INVESTING ACTIVITIES	$(165,430)	$(103,356)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS (Continued)
Increase (Decrease) in Cash
(Unaudited)

	Nine Months Ended
	Dec. 25,	Dec. 26,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
(Reduction) in accounts receivable financing	$(454,723)	$(110,167)
(Repayment) of loan payable - officer	-	(17,000)

NET CASH (USED) BY FINANCING ACTIVITIES	(454,723)	(127,167)

INCREASE IN CASH	369,616	242,143

CASH, beginning of period	169,316	29,136

CASH, end of period	$538,932	$271,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine months for:

Interest	$34,147	$48,218

Income Taxes	$170,700	$51,954

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

The Company entered into an accounts receivable financing agreement whereby it can borrow up to 80 percent of its eligible receivables (as defined in the agreement) at an interest rate of 2 ½ % above JP Morgan Chase’s publicly announced rate of 3.25% at December 25, 2009. However, the agreement does stipulate that the minimum interest rate is 12% per annum.  The agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or lender upon receiving 60 days prior notice.  The loan is secured by the Company’s accounts receivable and inventories. As of December 25, 2009, excess repayments by the Company resulted in an overpayment of $157,544 which the Company intends to apply against future borrowings. These excess repayments which were previously reported as an adjustment to current liabilities on the Balance Sheets have now been reclassified as a current asset in the amount of $157,544 and reported under “Overpayments to accounts receivable factor,” under Current Assets on the Balance Sheet. The balance due as of March 27, 2009 was $454,723.

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

IEH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Statements contained in this report which are not statements of historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and “think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company’s control.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Commission that attempt to advise interested parties of the risks, uncertainties and other factors that m ay affect our business. The following discussion and analysis should be read in conjunction with the financial statements and related footnotes which provide additional information concerning the Company’s financial activities and condition.

Critical Accounting Policies

The Financial Statements have been prepared in accordance with GAAP, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies, which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

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

As a result of the above, the current ratio (current assets to current liabilities) was 3.53 to 1 at December 25, 2009 as compared to 2.74 to 1 at March 27, 2009. Current assets at December 25, 2009 were $5,145,555 compared to $4,274,044 at March 27, 2009. Current liabilities at December 25, 2009 were $1,455,654 compared to $1,558,972 at March 27, 2009.

The Company reported $165,430 in capital expenditures for the nine months ended December 25, 2009 and recorded depreciation of $130,914 for the same nine month period.

The net income of $1,024,600 for the nine months ended December 25, 2009 resulted in an increase in stockholders’ equity to $4,880,488 as compared to stockholders’ equity of $3,855,888 at March 27, 2009.

The Company has an accounts receivable financing agreement with a factor, which bears interest at 2 ½ % above prime. However, the agreement does stipulate that the minimum interest rate is 12% per annum. At December 25, 2009 the amount outstanding with the factor was $0 as compared to $454,723 at March 27, 2009. The loan is secured by the Company’s accounts receivables and inventories. As of December 25, 2009, excess repayments by the Company resulted in an overpayment of $157,544 which the Company intends to apply against future borrowings.

IEH CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

These excess repayments which were previously reported as an adjustment to current liabilities on the Balance Sheet have now been reclassified as a current asset in the amount of $157,544 and reported under “Overpayments to accounts receivable factor” under Current Assets on the Balance Sheet. The factor provides discounted funds based upon the Company’s accounts receivables, these funds provide the primary source of working capital for operations.

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

IEH CORPORATION
(Registrant)

May 6, 2010	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

May 6, 2010	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer/Controller (Principal Accounting Officer)