Form 10-K
IEH CORPORATION
filed 2010-07-09
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 26, 2010.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to _____.

Commission File Number   0-5278
 IEH CORPORATION
(Name of Small Business Issuer in Its Charter)

NEW YORK	13-5549348
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

140 58th Street, Suite 8E
Brooklyn, NY 11220	(718) 492-4448
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 26, 2009): $8,062,138

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On July 8, 2010, the Registrant had 2,303,468 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933 (“Securities Act”).
None

IEH CORPORATION

References in this Annual Report to, the terms “Company”, “IEH”, “we”, “us” and “our” refer to IEH Corporation, unless otherwise stated or the context clearly indicates otherwise.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Further, all statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Securities Act and Exchange Act, respectively. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to protect intellectual property; and our ability to attract and retain key employees.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Index

IEH CORPORATION

PART I

Item 1.	Business

IEH Corporation (hereinafter referred to as the “Company”) was organized under the laws of the State of New York on March 22, 1943 under the name Industrial Heat Treating Company, Inc.  On March 15, 1989, the Company changed its name to its current name.  The Company’s executive offices and manufacturing facilities are located at 140 58th Street, Suite 8E, Brooklyn, New York 11220.  The Company’s telephone number is (718) 492-4448; Fax: 718-492-9898; its email address is ieh@iehcorp.com.

The Company has been approved by the federal government as a “Hub-zone small business Company”. This classification is monitored, and while the Company must remain competitive, it is taken into account by large business concerns when awarding specific contracts.

The majority of the Company’s customers require that the Company maintain a quality system in strict accordance with ISO 9001. This is an International Standard Organization (ISO) specification for which the Company has been audited and has received certification to ISO 9001:2008. The Company’s quality policy is: “Listening to our Customers and meeting their needs, while continuously improving our processes and services.”

The Company has developed a web site that reflects the standard catalog items we produce. The web site is an ongoing project and we will continue to add special items and newsworthy information to it.  The Company’s web site can be viewed by going to: http://www.iehcorp.com.

The Company designs, develops and manufactures printed circuit connectors for high performance applications. Our customers consist of OEM’s (Original Equipment Manufacturers), and Distributors who sell our products to OEMs. We sell our products directly and through regional representatives located in the United States and Canada.

The customers we service are in the government, aerospace, medical, automotive, test equipment and commercial electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic market and military defense market were 30% and 69%, respectively, of the Company’s net sales for the year ended March 26, 2010.

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

Index

IEH CORPORATION

PART I

Item 1.	Business (continued)

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

Commitments

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259.  Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month.  With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement.  Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan.  The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.  Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available.  The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company.  The total contributions charged to operations under such Plan were $110,789 for the year ended March 26, 2010 and $101,695 for the year ended March 27, 2009.

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
$101,362

The Company did have the option of paying this assessment as a lump sum amount or paying off the assessment over a 60 month period. The Company elected the deferral option, and was obligated to making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company had recorded this assessment as a charge to Cost of Sales in the quarter ended December 26, 2008.

Index

IEH CORPORATION

PART I

Item 1.	Business (continued)

Commitments (continued)

The Company was subsequently notified that it was being assessed an additional $146,073 covering the years 2002 through 2007, bringing the total deficit allocation assessment to $247,435.

The total revised assessment for the years 2002 to 2007 is as follows:

2002	$23,445
2003	43,797
2004	51,381
2005	38,309
2006	46,477
2007	44,026
$247,435

As of March 26, 2010, the Company had paid down $33,785 of this assessment.

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

The Company has recorded the additional assessment of $146,073 as a charge to Cost of Sales in the quarter ended March 26, 2010. As of March 26, 2010 the remaining balance of the revised assessment payable was $213,650.

Marketing and Sales

The market for connectors and interconnection devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors.  For example, connectors include: printed circuit, rectangular I/O, circular, planar (IOC) RF coax, IC socket and fiber optic.  The Company has been servicing a niche in the market by manufacturing HYPERTAC ™ connectors and innovative Company-designed printed circuit connectors such as the COMTAC connectors.  Previously, the Company was one of only three licensed manufacturers of the HYPERTAC ™ design in the United States. In the fiscal year 1996, the Company learned that the other two licensees had merged.  Moreover, the Company, based upon advice of counsel, determined that the HYPERTAC technology was no longer protected by a patent, and therefore was in the public domain.  As a result, the Company notified the licensor that it would no longer be bound by the terms of its license agreement and the Company ceased making license payments.  The Company has received a brief notice from the licensor that it disputed the Company’s interpretations and demanded return of certain equipment.  No legal proceedings have been instituted by the licensor and the Company has not received any further notices.  The Company does not anticipate manufacturing other types of connectors in the immediate future.  The Company is continuously experimenting with innovative connection designs, which may cause it to alter its marketing plans in the future if a market should develop for any of its current or future innovative designs.

Index

IEH CORPORATION

PART I

Item 1.	Business (continued)

Marketing and Sales (continued)

The Company’s products are marketed to original equipment manufacturers directly and through distributors serving primarily the government, military, aerospace and commercial electronics markets.  The Company is also involved in developing new connectors for specific uses, which result from changes in technology.  This includes the COMTAC connectors.  The Company assists customers in the development and design of connectors for specific customer applications.  This service is marketed to customers who require the development of connectors and interconnection devices specially designed to accommodate the customers own products.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods.  Approximately 96% of the Company’s net sales for the years ended March 26, 2010 and March 27, 2009, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.  Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

Three of the Company’s customers accounted for 31% of the Company’s net sales for the year ended March 26, 2010. One of those customers accounted for 16% of the Company’s sales. Three of the Company’s customers accounted for 26% of the Company’s net sales for the year ended March 27, 2009. The Company currently employs 15 independent sales representatives to market its products in all regions in the United States.

These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 94% of Company net sales for the year ended March 26, 2010 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for less than 1% of net sales for the years ended March 26, 2010 and March 27, 2009, respectively.

Backlog of Orders/Capital Requirements

The backlog of orders for the Company’s products amounted to approximately $4,950,000 at March 26, 2010, as compared to $4,554,000 at March 27, 2009.  A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

Competition

The design, development, manufacture and distribution of electrical connectors and interconnection devices is a highly competitive field.  The Company principally competes with companies who produce high performance connectors in printed circuits and wireboards for high technology application. The Company competes by adapting certain technologies to meet specific product applications, producing connectors cost-effectively, and through its production capabilities.  In addition, there are many companies who offer connectors with designs similar to those utilized by the Company and are direct competitors of the Company.

Index

IEH CORPORATION

PART I

Item 1.	Business (continued)

Competition

The primary basis upon which the Company competes is product performance and production capabilities.  The Company usually receives job orders after submitting bids pursuant to customer-issued specifications.  The Company also offers engineering services to its customers in designing and developing connectors for specialized products and specific customer applications.  This enables the Company to receive a competitive advantage over those companies who basically manufacture connectors based solely or primarily on cataloged specifications.  Many of the Company’s competitors have greater financial resources, market penetration and experience than the Company and no assurances can be given that the Company will be able to compete effectively with these companies in the future.

Suppliers of Raw Materials and Component Parts

The Company utilizes a variety of raw materials and manufactured component parts, which it purchases from various suppliers.  These materials and components are available from numerous sources and the Company does not believe that it will have a problem obtaining such materials and parts in the future.

However, any delay in the Company’s ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs.  In anticipation of such delays, the Company carries an inventory of raw materials and component parts to avoid shortages and to insure continued production.

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

The Company expended $0 for the years ended March 26, 2010 and March 27, 2009, respectively, on customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs.

Employees

The Company presently employs approximately 105 people, two (2) of whom are executive officers; three (3) are engaged in management activities; three (3) provide general and administrative services; and approximately ninety seven (97) are employed in manufacturing and testing activities.  The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the “Union”), which expires on March 31, 2012. The Company believes that it has a good relationship with its employees and the Union.

Index

IEH CORPORATION

PART I

Item 1.	Business (continued)

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

Governmental Regulations

The Company is subject to federal regulations under the Occupational Safety and Health Act (“OSHA”) and the Defense Electrical Supply Command (“DESC”).  OSHA provides federal guidelines and specifications to companies in order to insure the health and safety of employees.   DESC oversees the quality and specifications of products and components manufactured and sold to the government and the defense industry. Although DESC continuously requires suppliers to meet changing specifications, the Company has not encountered any significant problems meeting such specifications and its products have, in the past, been approved.  The Company is unaware of any changes in the government’s regulations which are expected to materially affect the Company’s business.

Item 1A.	Risk Factors

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company is obligated under its lease for its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York 11220 through August 23, 2011, at minimum annual rentals as follows:

Fiscal year ending March:

2011	$168,384
2012	70,160

$238,544

The Company leases approximately 20,400 feet of space, of which it estimates 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing and plating operations.

Index

IEH CORPORATION

PART I

Item 2.	Properties (continued)

The rental expense for the years ended March 26, 2010 and March 27, 2009 was $145,374 and $145,068, respectively. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises.  The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3.	Legal Proceedings

Except as described below, the Company is not a party to or aware of any pending or threatened legal proceedings which, in the opinion of the Company’s management, would result in any material adverse effect on its results of operations or its financial condition.

In November 2006, three former employees of the Company filed claims with the New York State Division of Human Rights (“SDHR”) alleging national origin discrimination. The SDHR acts as an investigative and adjudicative agency. With respect to its adjudicative function, the SDHR resolves complaints by conducting public hearings before administrative law judges. The SDHR does not litigate claims in court on behalf of claimants.  On December 27, 2008, the SDHR issued a determination that probable cause existed that the Company may have violated applicable law and directed that a public hearing be held before an administrative law judge with respect to each former employee’s claim. In June 2009, the three former employees recognized the inherent weakness in their cases and elected to settle their charges. On August 10, 2009, an agreement was reached between the parties whereby a compensatory amount was subsequently paid to each former employee in full settlement of their complaint.

Index

IEH CORPORATION

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The common stock of the Company (the “common stock”) is traded in the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System Bulletin Board under the symbol “IEHC.OB”).  On January 11, 1993, the Company’s common stock was deleted from listing on the NASDAQ SmallCap Market System because of the Company’s failure to maintain the minimum asset and shareholders equity requirements.  On January 12, 1993, the Company’s common stock was first quoted over the Electronic Bulletin Board (OTCBB).

Market Information

The range of high and low bid prices for the Company’s common stock, for the periods indicated as set forth below.  For the period to October 29, 1991, the Company was listed on the NASDAQ National Market System.  On October 29, 1991, the Company’s common stock was delisted from the NASDAQ National Market System and from October 29, 1991 to January 11, 1993, the Company’s common stock was listed on the NASDAQ SmallCap Market System.  On January 11, 1993, the Company’s common stock was delisted from the NASDAQ SmallCap Market System and on January 13, 1993, the Company’s common stock was first quoted over the Electronic Bulletin Board (OTCBB).  Set forth below is a table indicating the high and low bid prices of the common stock during the periods indicated.

Year	High Bid	Low Bid

Fiscal Year ended March 26, 2010 (*)

1st Quarter	$4.45	$3.79
2nd Quarter	$3.79	$3.15
3rd Quarter	$4.00	$2.65
4th Quarter	$3.75	$2.46

Fiscal Year ended March 27, 2009 (*)

1st Quarter	$1.98	$1.65
2nd Quarter	$4.30	$1.92
3rd Quarter	$2.90	$2.20
4th Quarter	$2.90	$2.00

(*) As reported by the OTCBB.

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

On July 2, 2010 (the last day on which trading occurred in the Company's comon stock prior to the filing of this report), the high bid for the common stock was $3.60 and the low bid was $3.60.

Index

IEH CORPORATION

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

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

Approximated Number of Equity Security Holders

The number of record holders of the Company’s common stock as of July 8, 2010 was approximately 505.  Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Transfer Agent

The transfer agent for our common stock is Registrar & Transfer Company located in Cranford, NJ.

Item 6.	Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this report, which are not historical facts, may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially form those projected. The words “anticipate,”  “believe”, “estimate”, “expect,” “objective,” and “think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company’s control.

The following discussion and analysis should be read in conjunction with our audited financial statements and related footnotes included elsewhere in this report, which provide additional information concerning the Company’s financial activities and condition.

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

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Research & Development:

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

The Company expended $0 for the years ended March 26, 2010 and March 27, 2009, respectively, on customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs.

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues

	March 26,	March 27,
	2010	2009

Operating revenues (in thousands)	$12,142	$10,718

Operating expenses:
(as a percentage of operating revenues)

Costs of products sold	67.4%	69.3%
Selling, general and administrative	14.8%	15.3%
Interest expense	.3%	.6%
Depreciation and amortization	1.3%	1.6%

TOTAL COSTS AND EXPENSES	83.8%	86.8%

Operating income	16.2%	13.2%

Other income	-	-

Income before income taxes	16.2%	13.2%

Income taxes	(7.4%)	(6.0%)

Net income	8.8%	7.2%

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 26, 2010 vs. March 27, 2009

Net sales for the year ended March 26, 2010 amounted to $12,141,941 reflecting a 13.3% increase versus the year ended March 27, 2009 net sales of $10,717,543. The increase in net sales is a direct result of an increase in defense and commercial sales.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the fiscal years ended March 26, 2010 and March 27, 2009, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.

Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

For the fiscal year ended March 26, 2010, three of the Company’s customers accounted for approximately 31% of net sales. Of these, one customer accounted for approximately 16% of net sales.

The Company currently employs 15 independent sales representatives to market its products in all regions of the United States. These sales representatives accounted for approximately 94% of the Company’s net sales, with the balance of net sales being generated by direct customer contact.

For the fiscal year ended March 26, 2010, the Company’s principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 30% and 69%, respectively, of the Company’s net sales for the years ended March 26, 2010 and March 27, 2009 respectively. Approximately 1% of net sales were made to international customers.

Cost of products sold amounted to $8,181,564 for the fiscal year ended March 26, 2010, or 67.4% of operating revenues.  This reflected a $755,793 or 10.2% increase in the cost of products sold of $7,425,771 or 69.3% of operating revenues for the fiscal year ended March 27, 2009.  This increase is due primarily to the increased cost of production associated with the increase in defense and commercial sales. Additionally, a workers compensation assessment of $146,073 was recorded during the current fiscal year.

Selling, general and administrative expenses were $1,796,652 and $1,643,083 or 14.8% and 15.3% of net sales for the fiscal years ended March 26, 2010 and March 27, 2009, respectively.  This category of expense increased by $153,569 or 9.4% from the prior year. The increase can be attributed to an increase in salaries, commissions and travel.

Interest expense was $41,510 for the fiscal year ended March 26, 2010 or .3% of net sales.  For the fiscal year ended March 27, 2009, interest expense was $66,681 or .6% of net sales.  The decrease of $25,171 or 37.7% reflects the reduction in interest bearing debt by the Company.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 26, 2010 vs. March 27, 2009 (continued)

Depreciation and amortization of $156,883 or 1.3% of net sales was reported for the fiscal year ended March 26, 2010.  This reflects a decrease of $15,775 or 9.2% from the prior year ended March 27, 2009 of $172,658 or 1.6% of net sales.  The decrease is due primarily to capital assets being fully depreciated over the current fiscal year.

The Company reported net income of $1,069,437 for the year ended March 26, 2010 representing basic earnings of $.46 per share as compared to net income of $768,003 or $.33 per share for the year ended March 27, 2009.  The increase in net income for the current year can be attributed primarily to the reported increase in defense and commercial sales.

Liquidity and Capital Resources

The Company reported working capital of $3,878,431 as of March 26, 2010 compared to a working capital of $2,715,072 as of March 27, 2009. The increase in working capital of $1,163,359 was attributable to the following items:

Net income	$1,069,437
Depreciation and amortization	156,883
Capital expenditures	(168,696)
Other transactions	105,735
$1,163,359

As a result of the above, the current ratio (current assets to current liabilities) was 5.46 to 1 at March 26, 2010 as compared to 2.74 to 1 at March 27, 2009.  Current liabilities at March 26, 2010 were $869,495 compared to $1,558,972 at March 27, 2009.

The Company reported $168,696 in capital expenditures for the year ended March 26, 2010 and recorded depreciation expense of $156,883 for the year ended March 26, 2010.

The net income of $1,069,437 for the year ended March 26, 2010 resulted in an increase in stockholders’ equity to $4,925,325 as compared to stockholders’ equity of $3,855,888 at March 27, 2009.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum interest rate of 12% per annum.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 26, 2010, the Company had reported excess payments to the Factor resulting in an overpayment of $224,040, which the Company intends to apply against future borrowings. These excess repayments are reported in the accompanying financial statements as “Excess repayments to accounts receivable factor”. At March 27, 2009, the Company reported a liability to the Factor of $454,723.

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

The Company has a collective bargaining multi-employer plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month.

With the passage of the 1990 Act the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of such Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $110,789 for the year ended March 26, 2010 and $101,695 for the year ended March 27, 2009.

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
$101,362

Index

IEH CORPORATION
PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company did have the option of paying this assessment as a lump sum amount or paying off the assessment over a 60 month period. The Company elected the deferral option, and was obligated to making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company had recorded this assessment as a charge to Cost of Sales in the quarter ended December 26, 2008.

The Company was subsequently notified that it was being assessed an additional $146,073 covering the years 2002 through 2007, bringing the total deficit allocation assessment to $247,435.

The total revised assessment for the years 2002 to 2007 is as follows:

2002	$23,445
2003	43,797
2004	51,381
2005	38,309
2006	46,477
2007	44,026
$247,435

As of March 26, 2010, the Company had paid down $33,785 of this assessment.

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

The Company has recorded the additional assessment of $146,073 as a charge to Cost of Sales in the quarter ended March 26, 2010. As of March 26, 2010 the remaining balance of the revised assessment payable was $213,650.

On September 21, 2001 the Company’s shareholders approved the adoption of the Company’s 2002 Employees Stock Option Plan (“Employee Option Plan”) to provide for the grant of options to purchase up to 750,000 shares of the Company’s common stock to all employees, including senior management. No options have been granted under the Employee Option Plan to date.

Options granted to employees under the Employee Option Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or option which do not so qualify. Under this Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day such option is granted.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

In the event an option designated as an incentive stock option is granted to a ten percent (10%) share holder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company’s common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock on the date of grant. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 26, 2010, no options had been granted under the Employee Option Plan.

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for Executive Officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 26, 2010, the contribution was $163,000 and for the year ended March 27, 2009, the contribution was $121,000.

Effects of Inflation

The Company does not view the effects of inflation to have a material effect upon its business.  Increases in costs of raw materials and labor costs have been offset by increases in the price of the Company’s products, as well as reductions in costs of production, reflecting management’s efforts in this area.  While the Company has in the past increased its prices to customers, it has maintained its relatively competitive price position.  However, significant decreases in government and military subcontractor spending has provided excess production capacity in the industry, which in turn has tightened pricing margins.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements within the meaning of Item 303 of Regulation S-B.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

See attached Financial Statements and Supplementary Data appearing on pages 33 to 52.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Index

IEH CORPORATION

PART II

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable level as of the end of the year to ensure that information we are required to disclose in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely discussions regarding disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon assessment, our management concluded that our internal control over financial reporting is effective as of March 26, 2010.

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

Index

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 26, 2010. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 26, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended March 26, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

IEH CORPORATION

PART II
Item 9A.	Controls and Procedures (continued)

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

None.

Index

IEH CORPORATION

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:

Name	Age	Office

Michael Offerman	69	Chairman of the Board of Directors, President and Chief Executive Officer

Robert Knoth	68	Chief Financial Officer, Controller, Secretary and Treasurer

Murray Sennet	87	Director

Allen Gottlieb	69	Director

Gerald E. Chafetz	67	Director

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. Prior to May 26, 2009, the Board of Directors consisted of three (3) members divided into two classes with two Class I Members (Messrs. Offerman and Sennet) and one Class II Member (Mr. Gottlieb). On May 26, 2009, the Board of Directors unanimously voted to increase the number of directors from three to four directors and elected Gerald E. Chafetz as a Class II Member.  The Class II Members of the Board of Directors are scheduled to be elected at the Company’s 2010 Annual Meeting.  Mr. Chafetz will serve on the Board of Directors for the balance of the term of Class II Members or until his successor is elected and qualified.  All officers are elected by and serve at the discretion of the Board of Directors.

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

Murray Sennet.  Murray Sennet has been a member of the Company’s Board of Directors since 1970.  Mr. Sennet was the Secretary and the Treasurer of the Company at the time of his retirement in April 1986.

Index

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (continued)

Executive Officers and Directors (continued)

Allen Gottlieb.  Allen Gottlieb has been a member of the Company’s Board of Directors since 1992.  Mr. Gottlieb is retired.  As previously disclosed by the Company, in February 2003 in the United States District Court for the Southern District of New York, the SEC obtained a judgment against certain persons including Mr. Gottlieb (Securities and Exchange Commission v. Stewart et al. 98 Civ. 2636 (S.D.N.Y.)) pursuant to which the defendants were found to have violated the antifraud provisions of Section 17A of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act.  As a result, the defendants including Mr. Gottlieb were permanently enjoined from future violations and were held liable for aggregate damages totaling approximately $3 million.  Mr. Gottlieb has appealed the judgment insofar as it pertains to him (including the payment of any damages) and the appeal is currently pending in the United States Court of Appeals for the Second Circuit.

Gerald Chafetz.  Mr. Chafetz, 67, has been the President of Capitol City Companies since 1989.  Capitol City Companies is a property management and home improvement business headquartered in Hartford, Connecticut. Prior to founding Capitol City Companies, he had an extended 22-year executive career in the textile industry with several knitwear and high fashion manufacturers, including Arista Knitwear, Berwick Fashion Knitwear and Beged-or Knitwear.  Mr. Chafetz graduated from the University of Hartford in 1965 with a Bachelor of Science degree in business.

Index

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (continued)

Significant Employees

Joan Prideaux joined the Company in April 1994, as Director of Sales and Marketing.  Joan has been in the connector business over 30 years and brings this experience to IEH.  Prior to joining us, she was employed by Automatic Connector as Director of Sales.

Mark Iskin is the Director of Purchasing, a position he has held since September 2000. Prior to joining the Company, Mark worked as a materials and purchasing specialist, in manufacturing and distribution companies. In his last position with an industrial distributor, he was responsible for purchasing and managing vendors for the cutting tool section of the catalog. In addition he participated in setting up and developing the company’s forecasting/planning software related to that department procedures.

David Offerman joined IEH in September 2004 as the National Sales Manager.  Prior to joining IEH, David worked as an account executive and sales manager in the telecommunication industry.  David is the son of Michael Offerman, President and Chief Executive Officer of the Company.

Robert Romeo serves as Vice President of Engineering for IEH, a post he has held since October 2005.  Robert has corporate responsibility for engineering products and driving product enhancements to satisfy the demanding application requirements of IEH customers.  In addition, Robert is tasked with engineering new product developments in the IEH connector offerings to broaden the market base of potential customers.  These new connectors will introduce the traditional IEH quality and value to industries that specify exceptional reliability and performance in electrical equipment. Before joining IEH, Robert worked for more than 20 years in positions of increasing responsibility for major national manufacturers of electrical and electronic goods for residential, industrial, government and OEM markets.

Paul Tzetzos joined IEH in November, 2005 as a Quality Assurance Director.  Paul has over 20 years of experience in the field of Quality Assurance; with the last 15 years as Director/Manager.  A degreed Engineer; with diversified knowledge in developing, implementing, maintaining, and improving Quality Systems, such as, ISO 9001:2008, EECS, MIL-Q-9858A, ETC.  A certified Lead and Internal Auditor, Paul has a great deal of knowledge concerning military and industry specifications and standards.

Index

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (continued)

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the 2009 fiscal year.

Director Independence; Meetings of Directors; Committees of the Board

Our Board of Directors currently consists of four individuals. Three of our directors (other than Michael Offerman) are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 26, 2010, our Board of Directors held one meeting and acted by unanimous written consent on two occasions.

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

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 26, 2010 and March 27, 2009 for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Total

Michael Offerman, Chief
Executive Officer, President (1)	March 26, 2010	$175,538	$47,000	$0	$222,538
	March 27, 2009	158,500	35,000	0	193,500

Robert Knoth, Chief Financial
Officer	March 26, 2010	$130,404	$34,000	$0	$164,404
	March 27, 2009	119,601	25,000	0	144,601

(1)         During the fiscal years ended March 26, 2010 and March 27, 2009, the Company provided automobile allowances to Mr. Offerman.  This does not include the aggregate incremental cost to the Company of such automobile allowance.

(2)         There are no employment agreements between the Company and members of its senior management, including the President and Chief Executive Officer, Michael Offerman.

Index

IEH CORPORATION

PART III

Item 11.	Executive Compensation (continued)

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits.  For the fiscal year ended March 26, 2010 the contribution was $163,000. The contribution for the fiscal year ended March 27, 2009 was $121,000.

Index

IEH CORPORATION

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of July 8, 2010 with respect to (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group.  As of July 8, 2010, there were 2,303,468 shares of common stock issued and outstanding.  The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage (%) of Common Stock Owned
Officers and Directors
Common Stock $.01 Par Value	Michael Offerman c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	923,784	(1)	40%
	Murray Sennet c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	24,500		1.1%
	Allen Gottlieb c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0		0
	Robert Knoth c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	1,770		*
	Gerald E. Chafetz c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0		0
All Officers & Directors as a Group (5 in number)		950,054	(1)	41%

5% Shareholders
	Hummingbird Management, LLC 145 East 57th Street, 8th Floor New York, NY 10022	304,422		13.2%
______________________
          * Denotes ownership percentage of less than 1%.

(1)	43,600 shares of common stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.

All shares set forth above are owned directly by the named individual unless otherwise stated.

Index

IEH CORPORATION
PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the employment terms for its executive officers as described elsewhere in this Form 10-K, and as described below, there have been no related transactions between the Company, officers directors or shareholders holding in excess of 5% of its securities within the last three years. Messrs. Sennet, Gottlieb and Chafetz are deemed independent directors.

Item 14.	Principal Accountant Fees and Services

The Board of Directors of IEH has selected Jerome Rosenberg, CPA P.C. as the independent auditor of IEH for the fiscal year ending March 26, 2010.  Shareholders are not asked to approve such selection because such approval is not required.  The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters.  A member of Jerome Rosenberg, CPA P.C. is expected to be present at the next meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees.  During the fiscal year ended March 26, 2010 and March 27, 2009, IEH paid an aggregate of $40,000 and $36,600, respectively, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal years ended March 26, 2010 and March 27, 2009, no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

Tax Fees.  During the fiscal years ended March 26, 2010 and March 27, 2009, the Company paid to Jerome Rosenberg CPA P.C. the sums of $3,200 and $3,000 for tax compliance, tax advice and tax planning services.

All Other Fees. During the fiscal year ended March 26, 2010, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees paid to it for such services during the fiscal year ended March 26, 2010 has not compromised the independence of Jerome Rosenberg, CPA P.C.

The Board of Directors of the Company is comprised of four persons.  Due to the limited size and scope of the Company’s operations which are limited to one office and the level of revenue and income, the Board of Directors has not established an Audit Committee.  Further, as the Company’s securities are not traded on any exchange or on Nasdaq, but solely are listed for quotations on the Over the Counter Bulletin Board, there is no requirement that an Audit Committee be established.  The Board, as an entirety, approves that appointment of its independent auditor and the related work performed by the auditor for services which are not audit related. In its deliberations regarding approval of the independent auditor for auditing and other services, the Board reviews the auditor’s history of representing the Company, the fees to be paid and paid historically, the level of performance provided by the auditor and the ability of the Company, given its lack of profits to obtain similar services for similar costs.

Index

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

Index

IEH CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits filed with Form 10-K:

(a)(1)	Financial Statements

The financial statements referenced in Part II, Item 8 of this report appear on pages 33 to 52.

(a)(2)	Financial Statement Schedule

None.

(a)(3)	Exhibits

The exhibits designated with an asterisk (*) are filed herewith.  All other exhibits have been previously filed with the SEC and pursuant to 17 C.F.R. Section 201.24 and 240.12b-32, are incorporated by reference to the document referenced in parentheses following the description of such exhibit.  The exhibits designated with a number sign (#) indicate a management contract or compensation plan or arrangement.

10.1(#) Agreement between the Company and Michzel Offerman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2009).

10.2(#) Agreement between the Company and Robert Knoth (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2009).

31.1* Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Accounting Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*   Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

IEH CORPORATION
March 26, 2010 and March 27, 2009
Contents

Page
Number

Report of Independent Registered Public Accounting Firm	34

Financial Statements:

Balance Sheets as of March 26, 2010 and March 27, 2009	35

Statements of Operations for the years ended March 26, 2010 and March 27, 2009	37

Statements of Stockholders’ Equity for the years ended March 26, 2010 and March 27, 2009	38

Statements of Cash Flows for the years ended March 26, 2010 and March 27, 2009	39

Notes to Financial Statements	41

Index

Report of Independent Registered Public Accounting Firm

Board of Directors
IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation as of March 26, 2010 and
March 27, 2009 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the periods ended March 26, 2010 and March 27, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 26, 2010 and March 27, 2009 and the results of its operations and its cash flows for each of the two years ended March 26, 2010 and March 27, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Jerome Rosenberg CPA, P.C.
Jerome Rosenberg CPA, P.C.
Melville, New York
June 10, 2010

Index

IEH CORPORATION

BALANCE SHEETS

As of March 26, 2010 and March 27, 2009

	March 26,	March 27,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$320,006	$169,316
Accounts receivable, less allowances for doubtful accounts of $11,562 at March 26, 2010 and March 27, 2009	1,520,364	1,830,668
Inventories (Note 2)	2,573,196	2,248,140
Excess payments to accounts receivable factor (Note 5)	224,040	-
Prepaid expenses and other current assets (Note 3)	110,320	25,920

Total Current Assets	4,747,926	4,274,044

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,084,552 at March 26, 2010 and $6,927,669 at March 27, 2009 (Note 4)	1,195,240	1,183,427
	1,195,240	1,183,427

OTHER ASSETS:
Other assets	25,019	24,968
	25,019	24,968

Total Assets	$5,968,185	$5,482,439

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

BALANCE SHEETS (Continued)

As of March 26, 2010 and March 27, 2009

	March 26,	March 27,
	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 5)	$-	$454,723
Accrued corporate income taxes	8,009	257,294
Accounts payable	389,013	548,948
Workers compensation insurance assessments- current portion (Note 8)	39,285	20,268
Other current liabilities (Note 6)	432,188	277,739

Total Current Liabilities	869,495	1,558,972

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	174,365	67,579
Total Long-Term Liabilities	174,365	67,579

Total Liabilities	1,042,860	1,626,551

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 26, 2010 and March 27, 2009	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings	2,157,717	1,088,280

Total Stockholders’ Equity	4,925,325	3,855,888

Total Liabilities and Stockholders’ Equity	$5,968,185	$5,482,439

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended March 26, 2010 and March 27, 2009

	March 26,	March 27,
	2010	2009

REVENUE, net sales (Note 13)	$12,141,941	$10,717,543

COSTS AND EXPENSES:
Cost of products sold	8,181,564	7,425,771
Selling, general and administrative	1,796,652	1,643,083
Interest expense	41,510	66,681
Depreciation and amortization	156,883	172,658
	10,176,609	9,308,193

OPERATING INCOME	1,965,332	1,409,350

OTHER INCOME	403	753

INCOME BEFORE INCOME TAXES	1,965,735	1,410,103

PROVISION FOR INCOME TAXES	(896,298)	(642,100)

NET INCOME	$1,069,437	$768,003

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)	$.46	$.33

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)	2,303	2,303

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 26, 2010 and March 27, 2009

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 31, 2008	2,303,468	$23,035	$2,744,573	$320,277	$3,087,885

Net income: year ended March 27, 2009	-	-	-	768,003	768,003

Balances, March 27, 2009	2,303,468	23,035	2,744,573	1,088,280	3,855,888

Net income: year ended March 26, 2010	-	-	-	1,069,437	1,069,437

Balances, March 26, 2010	2,303,468	$23, 035	$2,744,573	$2,157,717	$4,925,325

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

For the Years Ended March 26, 2010 and March 27, 2009

	March 26,	March 27,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,069,437	$768,003

Adjustments to reconcile net income to net cash provided (used) by operating activities

Depreciation and amortization	156,883	172,658

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	310,304	(650,448)
(Increase) in excess payments to accounts receivable factor	(224,040)	-
(Increase) in inventories	(325,056)	(261,773)
(Increase) in prepaid expenses and other current assets	(84,400)	(1,783)
(Increase) in other assets	(51)	(184)

(Decrease) in accounts payable	(159,935)	(35,157)
Increase in other current liabilities	154,449	86,020
Increase (decrease) in accrued corporate income taxes	(249,285)	235,191
Increase in workers compensation insurance assessment	125,803	87,847

Total adjustments	(295,328)	(367,629)

NET CASH PROVIDED BY OPERATING ACTIVITIES	774,109	400,374

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(168,696)	(184,539)

NET CASH (USED) BY INVESTING ACTIVITIES	$(168,696)	$(184,539)

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF CASH FLOWS (Continued)
Increase (Decrease) in Cash

For the Years Ended March 26, 2010 and March 27, 2009

	March 26,	March 27,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) from accounts receivable financing	$(454,723)	$(58,655)
(Repayment) of loans payable - officers	-	(17,000)

NET CASH (USED) BY FINANCING ACTIVITIES	(454,723)	(75,655)

INCREASE IN CASH	150,690	140,180

CASH, beginning of period	169,316	29,136

CASH, end of period	$320,006	$169,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$40,129	$62,015

Income Taxes	$946,357	$407,209

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

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

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st.  The years ended March 26, 2010 and March 27, 2009 were comprised of 52 weeks.

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

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Inventories (continued):

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

With the extension of the TAGP through June 30, 2010, the FDIC permitted participating financial institutions to opt out of the Program effective January 1, 2010. The financial institution holding the non-interest bearing funds on deposit elected to opt out of the TAGP program. As a result, on January 1, 2010, the FDIC coverage on its non-interest bearing accounts was limited to $250,000 in the aggregate.

As of March 26, 2010, the Company had funds on deposit in the amount of $319,706 in one financial institution comprised of the following:

Non-interest bearing accounts	$68,680
Interest bearing account	251,026
$319,706

The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk.

Index

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

Income Taxes:

The Company follows the policy of treating investment tax credits as a reduction in the provision for federal income tax in the year in which the credit arises or may be utilized.  Deferred income taxes arise from temporary differences resulting from different depreciation methods used for financial and income tax purposes.  The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes which includes the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”.

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings Per Share which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued.  For the years ended March 26, 2010 and March 27, 2009, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets which includes the provisions of SFAS No. 144, “Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of”, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 26, 2010 and March 27, 2009.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements.  This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 26, 2010 and March 27, 2009.

Segment Information:

The Company has adopted the provisions of ASC Topic 280, Segment Reporting which includes the Provisions of SFAS No. 131, “Disclosures About Segment of An Enterprise and Related Information.” This Statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers.  The adoption of ASC Topic 280 did not affect the Company’s presentation of its results of operations or financial position.

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

The Company expended $0 for the years ended March 26, 2010 and March 27, 2009, respectively, on customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Effect of New Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Principles- a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of September 30, 2009 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-Q. The Company has evaluated subsequent events through June 30, 2010.

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

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Effect of New Accounting Pronouncements (continued):

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

The Company believes that with its adoption of ASC Topic 740, that the income tax positions taken by it did not have a material effect on the financial statements for the year ended March 26, 2010.

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures which includes the provisions of SFAS No.157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities using fair value. ASC Topic 820 and SFAS No. 157 provide a single definition of fair value, together with a framework for measuring it, and require additional disclosure about the use of fair value to measure assets and liabilities. The Company does not believe that ASC Topic 820 will have a material impact on its financial statements.

The Company has adopted the provisions of ASC Topic 825, Financial Instruments, which includes the provisions of SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The objective of ASC Topic 825 and SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. They also require entities to display the fair value of those assets and liabilities.  The Company has chosen to use fair value on the face of the balance sheet. The Company does not believe that ASC Topic 825 will have a material impact on its financial statements.

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

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 -	INVENTORIES (continued):

Inventories are comprised of the following:

	March 26,	March 27,
	2010	2009

Raw materials	$1,112,064	$1,049,537
Work in progress	653,382	533,226
Finished goods	807,750	665,377

	$2,573,196	$2,248,140

Note 3 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	March 26,	March 27,
	2010	2009

Prepaid insurance	$30,657	$13,649
Prepaid corporate taxes	76,248	7,681
Other current assets	3,415	4,590
	$110,320	$25,920

Note 4 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	March 26,	March 27,
	2010	2009

Computers	$242,708	$229,676
Leasehold improvements	588,685	585,831
Machinery and equipment	5,091,909	4,992,114
Tools and dies	2,193,005	2,139,990
Furniture and fixture	155,935	155,935
Website development cost	7,550	7,550

	8,279,792	8,111,096
Less: accumulated depreciation and amortization	(7,084,552)	(6,927,669)

	$1,195,240	$1,183,427

Note 5 -	ACCOUNTS RECEIVABLE FINANCING:

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 5 -	ACCOUNTS RECEIVABLE FINANCING (continued):

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 26, 2010, the Company had reported excess payments to the Factor resulting in an overpayment of $224,040, which the Company intends to apply against future borrowings. These excess repayments are reported in the accompanying financial statements as “Excess repayments to accounts receivable factor”.  At March 27, 2009, the Company reported a liability to the Factor of $454,723.

Note 6 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	March 26	March 27,
	2010	2009

Payroll and vacation accruals	$315,923	$242,188
Sales commissions	37,040	30,543
Insurance	73,617	-
Other	5,608	5,008
	$432,188	$277,739

Note 7 -	INCOME TAXES:

The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes which includes the provisions of SFAS No. 109 (“SFAS 109”). Under SFAS 109, deferred income tax assets or liabilities are computed based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rates. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The provision for income taxes consists of the following:

March 26,
2010
Current:

Federal	$364,000
State and local	307,541
Total current tax provision	671,541

Deferred:

Federal	180,000
State and local	44,757
Total deferred tax benefit	224,757

Total provision (benefit)	$896,298

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 7 -	INCOME TAXES (continued):

The components of the Company’s deferred taxes at March 26, 2010 are as follows:

Deferred tax assets:
Accounts receivable reserves	$11,562
State tax credit	13,693
Accrued expenses	230,822
Prepaid expenses	(110,320)
145,757

Deferred tax liabilities:
Depreciation	(24,840)

Net deferred tax assets before valuation allowance	120,917
Valuation allowance	(120,917)
Net deferred tax assets	$0

The Company has fully utilized its net operating loss carryovers in prior years.

The foregoing amounts are management’s estimates and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling net profitable contracts or the failure of the Company’s engineering development efforts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets.

A reconciliation of the income tax benefit at the statutory Federal tax rate of 34 % to the income tax benefit recognized in the financial statements are as follows:

March 26,
2010

Income tax expense (benefit) – statutory rate	34.0%
Income tax expenses – state and local, net of federal benefit	12.0%

Income tax expense (benefit)	46.0%

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT:

On September 15, 2008, the Company was notified by the State of New York Workers’ Compensation Board (the “Board”) that the Trade Industry Workers’ Compensation Trust for Manufacturers (the “Trust”) had defaulted. As a member of this self-insured group, the Company was assessed on an estimated basis by the Board for its allocable share necessary to discharge all liabilities of the Trust.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT (continued):

The assessed amount for the years 2002 through 2006 was $101,362. The assessed amount for each year is detailed as follows:

2002	$16,826
2003	24,934
2004	31,785
2005	14,748
2006	13,069
$101,362

The Company did have the option of paying this assessment as a lump sum amount or paying off the assessment over a 60 month period. The Company elected the deferral option, and was obligated to making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company had recorded this assessment as a charge to Cost of Sales in the quarter ended December 26, 2008.

The Company was subsequently notified that it was being assessed an additional $146,073 covering the years 2002 through 2007, bringing the total deficit allocation assessment to $247,435.

The total received assessment for the years 2002 to 2007 is as follows:

2002	$23,445
2003	43,797
2004	51,381
2005	38,309
2006	46,477
2007	44,026
$247,435

As of March 26, 2010, the Company had paid down $33,785 of this assessment.

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

The Company has recorded the additional assessment of $146,073 as a charge to Cost of Sales in the quarter ended March 26, 2010. As of March 26, 2010 the remaining balance of the revised assessment payable was $213,650.

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $1,069,437, which represents the net income for the fiscal year ended March 26, 2010. As a result, the Company reported retained earnings of $2,157,717

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 10-	2001 EMPLOYEE STOCK OPTION PLAN:

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 26, 2010, no options had been granted under the 2002 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for Executive Officers.  Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits.  For the year ended March 26, 2010, the Company’s contribution was $163,000. For the year ended March 27, 2009, the contribution was $121,000.

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The Company is obligated under its lease for its facility through August 23, 2011, at minimum annual rentals as follows:

Fiscal year ending March:

2011	$168,384
2012	70,160
$238,544

The rental expense for the years ended March 26, 2010 and March 27, 2009, was $145,374 and $145,068, respectively.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12 -	COMMITMENTS AND CONTINGENCIES (continued):

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month.  With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement.  Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan.

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.  Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available.  The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company.  The total contributions charged to operations under this pension plan were $110,789 for the year ended March 26, 2010 and $101,695 for the year ended March 27, 2009.

In November 2006, three former employees of the Company filed claims with the New York State Division of Human Rights (“SDHR”) alleging national origin discrimination The SDHR acts as an investigative and adjudicative agency. With respect to its adjudicative function, the SDHR resolves complaints by conducting public hearings before administrative law judges. The SDHR does not litigate claims in court on behalf of claimants.  On December 27, 2008, the SDHR issued a determination that probable cause existed that the Company may have violated applicable law and directed that a public hearing be held before an administrative law judge with respect to each former employee’s claim. In June 2009, the three former employees recognized the inherent weakness in their cases and elected to settle their charges. On August 10, 2009, an agreement was reached between the parties whereby a compensatory amount was subsequently paid to each former employee in full settlement of their complaint.

Note 13 -	REVENUES FROM MAJOR CUSTOMERS:

In the fiscal year ended March 26, 2010 three customers accounted for approximately 31% of revenues. During the year ended March 27, 2009 approximately 26% of the Company’s total revenues were earned from three customers. Total sales to these customers were approximately $3,782,000 and $2,800,000, respectively. Of these, one customer accounted for 16% of the Company’s sales. As of March 26, 2010, amounts due from these three customers represented 34% of the total balance of accounts receivable.

Index

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ Michael Offerman
Michael Offerman
President and Chief Executive Officer

Dated:    July 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Offerman	July 9, 2010
Michael Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	July 9, 2010
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Murray Sennet	July 9, 2010
Murray Sennet, Director

/s/ Alan Gottlieb	July 9, 2010
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	July 9, 2010
Gerald E. Chafetz