Form 10-Q
period 2010-06-25
IEH CORPORATION
filed 2010-08-06
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2010

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 25, 2010.

IEH CORPORATION

EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	32

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	33

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	34

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of June 25, 2010 and March 26, 2010

	June 25,	March 26,
	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$427,131	$320,006
Accounts receivable, less allowances for doubtful accounts of $11,562 at June 25, 2010 and March 26, 2010	1,805,394	1,520,364
Inventories (Note 3)	2,757,200	2,573,196
Excess payments to accounts receivable factor (Note 6)	-	224,040
Prepaid expenses and other current assets (Note 4)	568,516	110,320

Total Current Assets	5,558,241	4,747,926

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,122,052 at June 25, 2010 and $7,084,552 at March 26, 2010 (Note 5)	1,217,985	1,195,240
	1,217,985	1,195,240

OTHER ASSETS:
Other assets	25,059	25,019
	25,059	25,019

Total Assets	$6,801,285	$5,968,185

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS

As of June 25, 2010 and March 26, 2010

	June 25,	March 26,
	2010	2010
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 6)	$26,054	$-
Accrued corporate income taxes	350,809	8,009
Accounts payable	383,819	389,013
Workers compensation insurance assessments- current portion (Note 8)	39,285	39,285
Other current liabilities (Note 7)	511,829	432,188

Total Current Liabilities	1,311,796	869,495

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	169,296	174,365
Total Long-Term Liabilities	169,296	174,365

Total Liabilities	1,481,092	1,042,860

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at June 25, 2010 and March 26, 2010	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	2,552,585	2,157,717
Total Stockholders’ Equity	5,320,193	4,925,325

Total Liabilities and Stockholders’ Equity	$6,801,285	$5,968,185

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

For the Three Months Ended June 25, 2010 and June 26, 2009

	Three Months Ended
	June 25,	June 26,
	2010	2009

REVENUE, net sales	$3,353,081	$2,877,700

COSTS AND EXPENSES

Cost of products sold	2,109,906	1,893,533
Selling, general and administrative	460,763	417,889
Interest expense	7,408	11,580
Depreciation	37,500	45,714
	2,615,577	2,368,716

OPERATING INCOME	737,504	508,984

OTHER INCOME	164	90

INCOME BEFORE INCOME TAXES	737,668	509,074

PROVISION FOR INCOME TAXES	(342,800)	(157,800)

NET INCOME	$394,868	$351,274

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.17	$.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)

For the Three Months Ended June 25, 2010 and June 26, 2009

	Three Months Ended
	June 25,	June 26,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$394,868	$351,274

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	37,500	45,714

Changes in assets and liabilities:
(Increase) in accounts receivable	(285,030)	(11,100)
(Increase) in inventories	(184,004)	(119,497)
Decrease in excess payments to accounts receivable factor	224,040	-
(Increase) in prepaid expenses and other current assets	(458,196)	(6,367)
(Increase) in other assets	(40)	(25)
(Decrease) in accounts payable	(5,194)	(34,020)
Increase in other current liabilities	79,641	115,498
Increase in accrued corporate income taxes	342,800	71,184
(Decrease) in workers compensation assessment	(5,069)	(5,067)

Total adjustments	(253,552)	56,320

NET CASH PROVIDED BY OPERATING ACTIVITIES	141,316	407,594

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(60,245)	(42,381)

NET CASH USED BY INVESTING ACTIVITIES	$(60,245)	$(42,381)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS
 (Unaudited)

For the Three Months Ended June 25, 2010 and June 26, 2009

	Three Months Ended
	June 25,	June 26,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Activity of accounts receivable financing	$26,054	$(308,132)

NET CASH (USED) BY FINANCING ACTIVITIES	26,054	(308,132)

INCREASE IN CASH	107,125	57,081

CASH, beginning of period	320,006	169,316

CASH, end of period	$427,131	$226,397

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the three months for:

Interest	$3,563	$11,580

Income Taxes	$355,000	$42,000

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1-                   INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 25, 2010 and June 26, 2009 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 25, 2010 and June 26, 2009 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 25, 2010, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 26, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 26, 2010 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2 -                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31. The year ended March 26, 2010 was comprised of 52 weeks.

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

An additional provision of the ES Act provided for the FDIC to establish the Transaction Account Guarantee Program (“TAGP”).  Under TAGP all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.  This insurance coverage was recently extended through December 31, 2010, whereupon, coverage will be limited to $250,000 in the aggregate.

With the extension of the TAGP, the FDIC permitted participating financial institutions to opt out of the TAGP Program effective January 1, 2010. The financial institution holding the non-interest bearing funds on deposit elected to opt out of the TAGP Program. As a result, on January 1, 2010, the FDIC coverage on its non-interest bearing accounts was limited to $250,000 in the aggregate.

As of June 25, 2010, the Company had funds on deposit in the amount of $426,831 in one financial institution comprised of the following:

Non-interest bearing accounts	$325,681
Interest bearing account	101,150

$426,831

The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk. In addition to the deposited balances there is cash on hand of $300 for petty cash.

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

Property, Plant and Equipment: (continued)

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued.  For the three months ended June 25, 2010 and June 26, 2009, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2 -                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended June 25, 2010 and June 26, 2009, respectively.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements.  This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the three months ended June 25, 2010 and June 26, 2009, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the three months ended June 25, 2010 and June 26, 2009, respectively.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-Q. The Company has evaluated subsequent events through July 31, 2010.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. The guidance of FSP FAS No. 107-1 and APB No. 28-1 is now included in ASC Topic 825, Financial Statements. The adoption of FSP FAS No. 107-1 and APB No. 28-1 has not had a material impact on the Company’s financial position, results of operations or cash flows.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2 -                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Effect of New Accounting Pronouncements: (continued)

The Company has adopted the provisions of ASC Topic, 740, Income Taxes which includes the provisions of Financial Accounting Standards Board Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in an income tax filing. The evaluation of a tax position is a two step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.

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

The Company believes that, with its adoption of ASC Topic 740, the income tax positions taken by it did not have a material effect on the financial statements for the three months ended June 25, 2010.

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

Inventories are comprised of the following:

	June 25,	March 26,
	2010	2010

Raw materials	$1,191,585	$1,112,064
Work in progress	700,104	653,382
Finished goods	865,511	807,750
	$2,757,200	$2,573,196

Note 4 -                  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	June 25,	March 26,
	2010	2010

Prepaid insurance	$29,794	$30,657
Prepaid corporate taxes	522,617	76,248
Other current assets	16,105	3,415
	$568,516	$110,320

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 5 -                  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	June 25,	March 26,
	2010	2010

Computers	$248,959	$242,708
Leasehold improvements	588,685	588,685
Machinery and equipment	5,128,210	5,091,909
Tools and dies	2,210,698	2,193,005
Furniture and fixture	155,935	155,935
Website development cost	7,550	7,550

	8,340,037	8,279,792
Less: accumulated depreciation and amortization	(7,122,052)	(7,084,552)
	$1,217,985	$1,195,240

Note 6 -                  ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½ % above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum.  The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or the Factor upon receiving 60 days prior notice.  Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of June 25, 2010, the Company reported a liability to the Factor of $26,054. As of March 26, 2010, the Company had reported excess payments to the Factor resulting in an overpayment of $224,040, which the Company applied against borrowings during the current quarter.  These excess repayments are reported in the accompanying financial statements as of March 26, 2010 as “Excess repayments to accounts receivable factor.”

Note 7 -                  OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:
	June 25,	March 26,
	2010	2010

Payroll and vacation accruals	$377,739	$315,923
Sales commissions	37,012	37,040
Insurance	40,752	73,617
Other	56,326	5,608
	$511,829	$432,188

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
$247,435

As of June 25, 2010, the Company had paid down $38,854 of this assessment.

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

The Company has recorded the additional assessment of $146,073 as a charge to Cost of Sales in the quarter ended March 26, 2010. As of June 25, 2010, the Company had paid down an addi- tional $5,069 and the remaining balance of the total revised assessment payable was $208,581.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 9 -                  CHANGES IN STOCKHOLDERS’ EQUITY:

Retained earnings increased by $394,868, which represents the net income for the three months ended June 25, 2010.  As a result at June 25, 2010, the Company reported accumulated retained earnings of $2,552,585.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 25, 2010, no options had been granted under the 2002 Plan.

Note 11 -               CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits.  The Company accrued $39,000 for the three months ended June 25, 2010.  For the year ended March 26, 2010, the contribution was $163,000.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
     (Unaudited)

Note 12 -               COMMITMENTS AND CONTINGENCIES:

The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

Fiscal year ending March:

2011	$126,288
2012	70,160
$196,448

The rental expense for the three months ended June 25, 2010 and June 26, 2009 was $36,267, respectively.

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

The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $28,500 and $25,205 for the three months ended June 25, 2010 and June 26, 2009, respectively.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Statements contained in this report which are not statements of historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and “think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company’s control.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. The following discussion and analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this quarterly report which provide additional information concerning the Company’s financial activities and condition.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The Company did not expend any funds for the quarter ended June 25, 2010 and June 26, 2009, respectively,

IEH CORPORATION

PART I: FINANCIAL INFORMATION

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of  Operations
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

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	June 25,	June 26,
	2010	2009

Operating Revenues (in thousands)	$3,353	$2,878

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	62.9%	65.8%
Selling, General and Administrative	13.8%	14.5%
Interest Expense	.2%	.4%
Depreciation and amortization	1.1%	1.6%

TOTAL COSTS AND EXPENSES	78.0%	82.3%

Operating Income	22.0%	17.7%

Other Income	-	-

Income (loss) before Income Taxes	22.0%	17.7%

Income Taxes	(10.2%)	(5.5%)

Net Income	11.8%	12.2%

Comparative Analysis-Three Months Ended June 25, 2010 and June 26, 2009

Operating revenues for the three months ended June 25, 2010 amounted to $3,353,081 reflecting a 16.5% increase versus the three months ended June 26, 2009 revenues of $2,877,700. The increase in revenues can be attributed to a significant increase in commercial aerospace spending and new customers in the medical device manufacturing sector.

IEH CORPORATION
PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 25, 2010 and June 26, 2009 (continued)

Cost of products sold amounted to $2,109,906 for the three months ended June 25, 2010, or 62.9% of operating revenues.  This reflected a $216,373 or 11.4% increase in the cost of products sold from $1,893,533 or 65.8% of operating revenues for the three months ended June 26, 2009.  The increase in cost of product sold is due primarily to the increased production costs associated with the increase in revenues for the quarter ended June 25, 2010.

Selling, general and administrative expenses were $460,763 or 13.8% of operating revenues for the three months ended June 25, 2010 compared to $417,889 or 14.5% of operating revenues for the three months ended June 26, 2009. This category of expense increased by $42,874 or 10.3% from the prior year. The increase can be attributed to an increase in salaries to personnel, commissions and travel expenses.

Interest expense was $7,408 for the three months ended June 25, 2010 or .2% of operating revenues.  For the fiscal three months ended June 26, 2009, interest expense was $11,580 or .4% of operating revenues.  The decrease of $4,172 or 36.0% reflects primarily management’s commitment to apply operating revenues to reduce the Company’s debt.

Depreciation and amortization of $37,500 or 1.1% of operating revenues was reported for the three months ended June 25, 2010.  This reflects a decrease of $8,214 from the comparable three month period ended June 26, 2009 of $45,714 or 1.6% of operating revenues. The reduction in depreciation is the result of assets being written off prior to the three months ended June 25, 2010.

The Company reported net income of $394,868 for the three months ended June 25, 2010 representing basic earnings of $.17 per share as compared to net income of $351,274 or $.15 per share for the three months ended June 26, 2009.  The increase in net income for the current three month period can be attributed primarily to the increase in sales of its products in the commercial aerospace and medical device sectors.

Liquidity and Capital Resources

The Company reported working capital of $4,246,445 as of June 25, 2010 compared to a working capital of $3,878,431 as of March 26, 2010. The increase in working capital of $368,014 was attributable to the following items:

Net income	$394,868
Depreciation and amortization	37,500
Capital expenditures	(60,245)
Other transactionsA	(4,109)

As a result of the above, the current ratio (current assets to current liabilities) was 4.24 to 1 at June 25, 2010 as compared to 5.46 to 1 at March 26, 2010.  Current liabilities at June 25, 2010 were $1,311,796 compared to $869,495 at March 26, 2010.

For the three months ended June 25, 2010, the Company reported $60,245 in capital expenditures and depreciation of $37,500.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
                (continued)

Liquidity and Capital Resources (continued)

The net income of $394,868 for the three months ended June 25, 2010 resulted in an increase in stockholders’ equity to $5,320,193 as compared to stockholders’ equity of $4,925,325 at March 26, 2010.

The Company has an accounts receivable financing agreement with non-lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with  a minimum rate of 12% per annum.   Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories.  At June 25, 2010, the Company reported that the amount outstanding with the Factor was $26,054 as compared to reported excess payments to the Factor of $224,040 at March 26, 2010.  These excess repayments are reported in the accompanying financial statements as “Excess repayments to accounts receivable factor.”

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $28,500 and $25,205 for the three months ended June 25, 2010 and June 26, 2009, respectively.

On September 15, 2008, the Company was notified by the State of New York Workers’ Compensation Board (the “Board”) that the Trade Industry Workers’ Compensation Trust for Manufacturers (the “Trust”) had defaulted. As a member of this self-insured group, the Company was assessed on an estimated basis by the Board for its allocable share necessary to discharge all liabilities of the Trust.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
               (continued)

Liquidity and Capital Resources (continued)

The assessed amount for the years 2002 through 2006 was $101,362. The assessed amount for each year is detailed as follows:

2007	$16,826
2008	24,934
2009	31,785
2010	14,748
2011	13,069
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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition  and Results of Operations
            (continued)

Liquidity and Capital Resources (continued)

The total revised assessment for the years 2002 to 2007 is as follows:

2003	$23,445
2008	43,797
2009	51,381
2010	38,309
2011	46,477
2012	44,026
$247,435

As of June 25, 2010, the Company had paid down $38,854 of this assessment.

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

The Company has recorded the additional assessment of $146,073 as a charge to Cost of Sales in the quarter ended March 26, 2010. As of June 25, 2010, the Company had paid down an additional $5,069 and the remaining balance of the total revised assessment payable was $208,581.

On September 21, 2001, the Company’s shareholders approved the adoption of the Company’s 2002 Plan to provide for the grant of options to purchase up to 750,000 shares of the Company’s common stock to all employees, including senior management.

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

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 25, 2010, no options had been granted under the 2002 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $39,000 for the three months ended June 25, 2010.  For the year ended March 26, 2010, the contribution was $163,000.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

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

As of June 25, 2010, our unrestricted cash was $426,831 of which $101,150 was in an interest bearing money market account with and the balance of $325,681 was maintained in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.                   CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s President and Chief Executive Officer and its Chief Financial Officer (who is also our controller and principal accounting officer) have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in this Report that it files or submit under the Exchange Act is, recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Management does not view the Company’s inability to timely file its Annual Report on Form 10-K for the fiscal year ended March 26, 2010 as evidence that the Company’s disclosure controls and procedures were not effective as the delay experienced by the Company in completing its Annual Report was caused by the delay in completing its financial statements for the period ended March 26, 2010 which resulted in a delay in obtaining the review of such financial statements by its independent registered public accounting firm. Accordingly, the Company’s management was not able to complete its preparation of the Annual Report prior to the required filing date.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               (continued)

Changes in Internal Control over Financial Reporting (continued)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended June 25, 2010 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

IEH CORPORATION

PART II: OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

Except as described below, the Company is not a party to or aware of any pending or threatened legal proceedings which, in the opinion of the Company’s management, would result in any material adverse effect on its results of operations or its financial condition.

ITEM 1A.                RISK FACTORS

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

We have generated net income of $1,069,437, $768,003 and $603,865, respectively, for the fiscal years ended March 26, 2010, March 27, 2009 and March 28, 2008, and $394,868 for the quarter ended June 25, 2010. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a non-lending institution (“Factor”) whereby we can borrow up to 80 percent of our eligible receivables at an interest rate of 2 ½ % above JP Morgan Chase’s publicly announced prime rate. No assurances can be given that this financing agreement will continue into the future. If we are unable to continue with this agreement, our cash flow might adversely be affected.
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

IEH CORPORATION

PART II: OTHER INFORMATION

ITEM 1A.                RISK FACTORS (continued)

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 26, 2010 traded as low as $2.46 per share and as high as $4.45 per share. During the three month period ended June 25, 2010, our common stock traded in the range of $3.11 per share to $4.45 per share.  We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	Quarterly variations in our operating results.
•	Announcements we make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures.
•	Additions or departures of key personnel.
•	The introduction of competitive offerings by existing or new competitors.
•	Uncertainty about and customer confidence in the current economic conditions and outlook.
•	Reduced demand for any of our products.
•	Sales of our common stock.

In addition, the stock market in general, and companies whose stock is traded in the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System Bulletin Board under the symbol “IEHC.OB” have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

IEH CORPORATION

PART II: FINANCIAL INFORMATION

ITEM 1A.               RISK FACTORS (continued)

Since we have not paid dividends on our common stock, you may not receive income from this investment.

We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Earnings, if any, will be used to finance the development and expansion of our business

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  REMOVED AND RESERVED

None

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.                  EXHIBITS.

(a) Exhibits

Exhibit 31.1             Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 31.2             Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.1             Certification Pursuant to Section 906 of the Sarbanes Oxley Act

(b) Reports on Form 8-K during Quarter

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

August 6, 2010	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

August 6, 2010	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)