Form 10-Q
period 2010-09-24
IEH CORPORATION
filed 2010-11-08
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2010

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 24, 2010.

IEH CORPORATION

EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	35

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	37

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	39

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of September 24, 2010 and March 26, 2010

	September 24,	March 26,
	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$452,100	$320,006
Accounts receivable, less allowances for doubtful accounts of $11,562 at September 24, 2010 and March 26, 2010	1,718,625	1,520,364
Inventories (Note 3)	3,041,900	2,573,196
Excess payments to accounts receivable factor (Note 6)	-	224,040
Prepaid expenses and other current assets (Note 4)	861,340	110,320

Total Current Assets	6,073,965	4,747,926

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,159,552 at September 24, 2010 and $7,084,552 at March 26, 2010 (Note 5)	1,247,440	1,195,240
	1,247,440	1,195,240

OTHER ASSETS:
Other assets	25,109	25,019
	25,109	25,019

Total Assets	$7,346,514	$5,968,185

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of September 24, 2010 and March 26, 2010

	September 24,	March 26,
	2010	2010
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 6)	$97,838	$-
Accrued corporate income taxes	728,351	8,009
Accounts payable	435,287	389,013
Workers compensation insurance assessments- current portion (Note 8)	47,638	39,285
Other current liabilities (Note 7)	365,733	432,188

Total Current Liabilities	1,674,847	869,495

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	141,209	174,365
Total Long-Term Liabilities	141,209	174,365

Total Liabilities	1,816,056	1,042,860

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at September 24, 2010 and March 26, 2010	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	2,762,850	2,157,717
Total Stockholders’ Equity	5,530,458	4,925,325

Total Liabilities and Stockholders’ Equity	$7,346,514	$5,968,185

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

For the Six Months Ended September 24, 2010 and September 25, 2009

	Six Months Ended		Three Months Ended
	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
	2010	2009	2010	2009

REVENUE, net sales	$6,667,527	$5,864,724	$3,314,446	$2,987,024

COSTS AND EXPENSES

Cost of products sold	4,274,228	3,870,207	2,164,322	1,976,674
Selling, general and administrative	975,911	843,517	515,148	425,628
Interest expense	17,225	26,175	9,817	14,595
Depreciation	75,000	88,314	37,500	42,600
	5,342,364	4,828,213	2,726,787	2,459,497

OPERATING INCOME	1,325,163	1,036,511	587,659	527,527

OTHER INCOME	312	122	148	32

INCOME BEFORE INCOME TAXES	1,325,475	1,036,633	587,807	527,559

PROVISION FOR INCOME TAXES	720,342	315,600	377,542	157,800

NET INCOME	$605,133	$721,033	$210,265	$369,759

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.26	$.31	$.09	$.16

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended September 24, 2010 and September 25, 2009

	Six Months Ended
	Sept. 24,	Sept. 25,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$605,133	$721,033

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	75,000	88,314

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(198,261)	279,541
(Increase) in inventories	(468,704)	(204,560)
Decrease in excess payments to accounts receivable factor	224,040	-
(Increase) in prepaid expenses and other current assets	(751,020)	(322,956)
(Increase) in other assets	(90)	(24)
Increase (decrease) in accounts payable	44,585	(65,277)
(Decrease) in other current liabilities	(66,455)	(75,259)
Increase in accrued corporate income taxes	720,342	58,306
(Decrease) in workers compensation assessment	(24,803)	(10,136)

Total adjustments	(445,366)	(252,051)

NET CASH PROVIDED BY OPERATING ACTIVITIES	159,767	468,982

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(125,511)	(126,153)

NET CASH (USED) BY INVESTING ACTIVITIES	$(125,511)	$(126,153)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (Continued)
 (Unaudited)

For the Six Months Ended September 24, 2010 and September 25, 2009

	Six Months Ended
	Sept. 24,	Sept. 25,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity from accounts receivable financing	$97,838	$(336,991)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	97,838	(336,991)

INCREASE IN CASH	132,094	5,838

CASH, beginning of period	320,006	169,316

CASH, end of period	$452,100	$175,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six months for:

Interest	$13,262	$21,787

Income Taxes	$731,369	$317,587

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1-                   INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of September 24, 2010 and September 25, 2009 and for the six months and three months then ended, respectively,  have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 24, 2010 and September 25, 2009 and the results of operations and cash flows for the six months and three months then ended, respectively. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months and three months ended September 24, 2010, respectively, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 26, 2010 has been derived from the audited financial statements at that date.

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

Note 2 -                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

The Company is engaged in the design, development, manufacture and distribution of highperformance electronic printed circuit connectors and specialized interconnection devices. Electronic connectors and interconnection devices are used in providing electrical connections between electronic component assemblies.  The Company develops and manufactures connectors, which are designed for a variety of high technology and high performance applications, and are primarily utilized by those users who require highly efficient and dense (the space between connection pins with the connector) electrical connections.

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2 -                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Inventories (continued):

The Company estimates which materials may be obsolete and which finished goods may be sold at less than cost or deemed obsolete.   A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment.

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

As of September 24, 2010, the Company had funds on deposit in the amount of $452,100 in one financial institution comprised of the following:

Non-interest bearing accounts	$202,852
Interest bearing account	249,248

$452,100

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued.  For the six months ended September 24, 2010 and September 25, 2009, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2 -                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the six months ended September 24, 2010 and September 25, 2009, respectively.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements.  This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the six months ended September 24, 2010 and September 25, 2009, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the six months ended September 24, 2010 and September 25, 2009, respectively.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-Q. The Company has evaluated subsequent events through October 31, 2010.

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

The Company believes that, with its adoption of ASC Topic 740, the income tax positions taken by it did not have a material effect on the financial statements for the six months ended September 24, 2010.

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

Inventories are comprised of the following:

	Sept. 24,	March 26,
	2010	2010

Raw materials	$1,314,625	$1,112,064
Work in progress	772,395	653,382
Finished goods	954,880	807,750
	$3,041,900	$2,573,196

Note 4 -                  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	Sept. 24,	March 26,
	2010	2010

Prepaid insurance	$13,477	$30,657
Prepaid corporate taxes	807,617	76,248
Other current assets	40,246	3,415
	$861,340	$110,320

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 5 -                  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	Sept. 24,	March 26,
	2010	2010

Computers	$255,789	$242,708
Leasehold improvements	588,685	588,685
Machinery and equipment	5,170,664	5,091,909
Tools and dies	2,226,069	2,193,005
Furniture and fixture	158,235	155,935
Website development cost	7,550	7,550

	8,406,992	8,279,792
Less: accumulated depreciation and amortization	(7,159,552)	(7,084,552)
	$1,247,440	$1,195,240

Note 6 -                  ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½ % above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum.  The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or the Factor upon receiving 60 days prior notice.  Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of September 24, 2010, the Company reported a liability to the Factor of $97,838. As of March 26, 2010, the Company had reported excess payments to the Factor resulting in an overpayment of $224,040, which the Company applied against borrowings during the current quarter.  These excess repayments are reported in the accompanying financial statements as of March 26, 2010 as “Excess repayments to accounts receivable factor.”

Note 7 -                  OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	Sept. 24,	March 26,
	2010	2010

Payroll and vacation accruals	$184,683	$315,923
Sales commissions	45,578	37,040
Insurance	55,552	73,617
Other	79,920	5,608
	$365,733	$432,188

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

In July 2010, the Company was subsequently notified that it was being assessed an additional $146,073 covering the years 2002 through 2007, bringing the total deficit allocation assessment to $247,435.

The total revised assessment for the years 2002 to 2007 is as follows:

2002	$23,445
2003	43,797
2004	51,381
2005	38,309
2006	46,477
2007	44,026
$247,435

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

The Company has recorded the additional assessment of $146,073 as a charge to Cost of Sales in the quarter ended March 26, 2010. As of September 24, 2010, the Company had paid down $58,588 and the remaining balance of the total revised assessment payable was $188,847.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 9 -                  CHANGES IN STOCKHOLDERS’ EQUITY:

Retained earnings increased by $605,133, which represents the net income for the six months ended September 24, 2010.  As a result at September 24, 2010, the Company reported accumulated retained earnings of $2,762,850.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 24, 2010, no options had been granted under the 2002 Plan.

Note 11 -               CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits.  The Company accrued $91,600 for the six months ended September 24, 2010.  For the year ended March 26, 2010, the Company’s contribution was $163,000.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 12 -                COMMITMENTS AND CONTINGENCIES:

The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

Fiscal year ending March:

2011	$84,192
2012	70,160
$154,352

The rental expense for the six months ended September 24, 2010 and September 25, 2009 was $72,534 and $72,840, respectively.

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

The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $57,273 and $55,692 for the six months ended September 24, 2010 and September 25, 2009, respectively.

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

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this Report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. The following discussion and analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this report which provide additional information concerning the Company’s financial activities and condition.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the six months ended September 24, 2010 and September 25, 2009, respectively.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
             (continued)

Comparative Analysis-Six Months Ended September 24, 2010 and September 25, 2009

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

	Sept. 24,	Sept. 25,
	2010	2009

Operating Revenues (in thousands)	$6,668	$5,865

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	64.11%	65.99%
Selling, General and Administrative	14.64%	14.38%
Interest Expense	.26%	.45%
Depreciation and amortization	1.12%	1.51%

TOTAL COSTS AND EXPENSES	80.13%	82.33%

Operating Income	19.87%	17.67%

Other Income	-	-

Income (loss) before Income Taxes	19.87%	17.67%

Income Taxes	(10.80%)	(5.38%)

Net Income	9.07%	12.29%

Operating revenues for the six months ended September 24, 2010 amounted to $6,667,527 reflecting a 13.69% increase versus the six months ended September 25, 2009 revenues of $5,864,724. The increase in revenues can be attributed to a significant increase in commercial aerospace spending and new customers in the medical device manufacturing sector.

IEH CORPORATION

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Comparative Analysis-Six Months Ended September 24, 2010 and September 25, 2009 (continued)

Cost of products sold amounted to $4,274,228 for the six months ended September 24, 2010, or 64.11% of operating revenues.  This reflected a $404,021 or 10.44% increase in the cost of products sold from $3,870,207 or 65.99% of operating revenues for the six months ended September 25, 2009.  The increase in cost of product sold is due primarily to the increases in material costs and related labor costs for the six months ended September 24, 2010.

Selling, general and administrative expenses were $975,911 or 14.64% of operating revenues for the six months ended September 24, 2010 compared to $843,517 or 14.38% of operating revenues for the six months ended September 25, 2009. This category of expenses increased by $132,394 or 15.70% from the prior year. The increase can be attributed to an increase in compensation, commissions and travel expenses.

Interest expense was $17,225 for the six months ended September 24, 2010 or .26% of operating revenues.  For the fiscal six months ended September 25, 2009, interest expense was $26,175 or .45% of operating revenues.  The decrease of $8,950 or 34.19% reflects primarily management’s commitment to apply operating revenues to reduce the Company’s debt.

Depreciation and amortization of $75,000 or 1.12% of operating revenues was reported for the six months ended September 24, 2010.  This reflects a decrease of $13,314 from the comparable six month period ended September 25, 2009 of $88,314 or 1.51% of operating revenues. The reduction in depreciation is the result of assets being written off prior to the six months ended September 24, 2010.

The Company reported net income of $605,133 for the six months ended September 24, 2010 representing basic earnings of $.26 per share as compared to net income of $721,033 or $.31 per share for the six months ended September 25, 2009.  The decrease in net income for the current six month period can be attributed primarily to higher material costs, increases in related labor costs and increased provisions for corporate taxes.

IEH CORPORATION

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Comparative Analysis-Three Months Ended September 24, 2010 and September 25, 2009

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues
	Sept. 24,	Sept. 25,
	2010	2009

Operating Revenues (in thousands)	$3,314	$2,987

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	65.30%	66.18%
Selling, General and Administrative	15.54%	14.25%
Interest Expense	.30%	.49%
Depreciation and amortization	1.13%	1.43%

TOTAL COSTS AND EXPENSES	82.27%	82.35%

Operating Income (loss)	17.73%	17.65%

Other Income	-	-

Income (loss) before Income Taxes	17.73%	17.65%

Income Taxes	(11.39%)	(5.29%)

Net Income (loss)	6.34%	12.36%

Operating revenues for the three months ended September 24, 2010 amounted to $3,314,446 reflecting a 10.96% increase versus the three months ended September 25, 2009 revenues of $2,987,024. The increase in revenues can be attributed to a significant increase in commercial aerospace spending and new customers in the medical device manufacturing sector.

Cost of products sold amounted to $2,164,322 for the three months ended September 24, 2010, or 65.30% of operating revenues.  This reflected a $187,648 or 9.49% increase in the cost of products sold from $1,976,674 or 66.18% of operating revenues for the three months ended September 25, 2009.  The increase in cost of product sold is due primarily to the increases in material costs and related labor costs for the three months ended September 24, 2010.

IEH CORPORATION

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Comparative Analysis-Three Months Ended September 24, 2010 and September 25, 2009 (continued)

Selling, general and administrative expenses were $515,148 or 15.54% of operating revenues for the three months ended September 24, 2010 compared to $425,628 or 14.25% of operating revenues for the three months ended September 25, 2009. This category of expenses increased by $89,520 or 21.03% from the prior year. The increase can be attributed to an increase in compensation, commissions and travel expenses.

Interest expense was $9,817 for the three months ended September 24, 2010 or .30% of operating revenues.  For the fiscal three months ended September 25, 2009, interest expense was $14,595 or .49% of operating revenues.  The decrease of $4,778 or 32.74% reflects primarily management’s commitment to apply operating revenues to reduce the Company’s debt.

Depreciation and amortization of $37,500 or 1.13% of operating revenues was reported for the three months ended September 24, 2010.  This reflects a decrease of $5,100 from the comparable three month period ended September 25, 2009 of $42,600 or 1.43% of operating revenues. The reduction in depreciation is the result of assets being written off prior to the three months ended September 24, 2010.

The Company reported net income of $210,265 for the three months ended September 24, 2010 representing basic earnings of $.09 per share as compared to net income of $369,759 or $.16 per share for the six months ended September 25, 2009.  The decrease in net income for the current three month period can be attributed primarily to higher material costs, increases in related labor costs and increased provisions for corporate taxes.

Liquidity and Capital Resources

The Company reported working capital of $4,399,118 as of September 24, 2010 compared to a working capital of $3,878,431 as of March 26, 2010. The increase in working capital of $520,687 was attributable to the following items:

Net income	$605,133
Depreciation and amortization	75,000
Capital expenditures	(125,511)
Other transactions	(33,935)

As a result of the above, the current ratio (current assets to current liabilities) was 3.63 to 1 at September 24, 2010 as compared to 5.46 to 1 at March 26, 2010.  Current liabilities at September 24, 2010 were $1,674,847 compared to $869,495 at March 26, 2010.

For the six months ended September 24, 2010, the Company reported $125,511 in capital expenditures and depreciation of $75,000.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources (continued)

The net income of $605,133 for the six months ended September 24, 2010 resulted in an increase in stockholders’ equity to $5,530,458 as compared to stockholders’ equity of $4,925,325 at March 26, 2010.

The Company has an accounts receivable financing agreement with non-lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with  a minimum rate of 12% per annum.   Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories.  At September 24, 2010, the Company reported that the amount outstanding with the Factor was $97,838 as compared to reported excess payments to the Factor of $224,040 at March 26, 2010.  These excess repayments are reported in the accompanying financial statements as “Excess repayments to accounts receivable factor.”

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $57,273 and $55,692 for the six months ended September 24, 2010 and September 25, 2009, respectively.

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

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources (continued)

The assessed amount for the years 2002 through 2006 was $101,362. The assessed amount for each year that a payment installment is due is detailed as follows:

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

In July 2010, the Company was subsequently notified that it was being assessed an additional $146,073 covering the years 2002 through 2007, bringing the total deficit allocation assessment to $247,435.

The total revised assessment for the years 2002 to 2007 is as follows:

2003	$23,445
2008	43,797
2009	51,381
2010	38,309
2011	46,477
2012	44,026
$247,435

The Company has elected to pay the revised assessment over a five year period (60 months) ending in 2012. The monthly payments, inclusive of interest at 7.50%, are $3,970.

The Company has recorded the additional assessment of $146,073 as a charge to Cost of Sales in the quarter ended March 26, 2010. As of September 24, 2010, the Company had paid down $58,588 and the remaining balance of the total revised assessment payable was $188,847.

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

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 24, 2010, no options had been granted under the 2002 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $91,600 for the six months ended September 24, 2010.  For the year ended March 26, 2010, the contribution was $163,000.

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

As of September 24, 2010, our unrestricted cash was $452,100 of which $249,248 was in an interest bearing money market account with and the balance of $202,852 was maintained in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.     CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s President/Chief Executive Officer and  the Company’s Chief Financial Officer (who is also our controller and principal accounting officer) have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in this Report that it files or submit under the Exchange Act is, recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President/Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Management does not view the Company’s inability to timely file its Annual Report on Form 10-K for the fiscal year ended March 26, 2010 as evidence that the Company’s disclosure controls and procedures were not effective.  The delay experienced by the Company in completing its Annual Report was caused by the delay in completing its financial statements for the period ended March 26, 2010 which consequently resulted in a delay in obtaining the review of such financial statements by its independent registered public accounting firm. Accordingly, the Company’s management was not able to complete its preparation of the Annual Report prior to the required filing date.

Our management, including our President/Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               (continued)

Changes in Internal Control over Financial Reporting (continued)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended September 24, 2010 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

IEH CORPORATION

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to or aware of any pending or threatened legal proceedings which, in the opinion of the Company’s management, would result in any material adverse effect on its results of operations or its financial condition.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks described below, together with all of the following risk factors and the other information included in this Report, in considering our business herein as well as the information included in other reports and prospects. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We have generated net income of $1,069,437, $768,003 and $603,865, respectively, for the fiscal years ended March 26, 2010, March 27, 2009 and March 28, 2008, and $605,133 for the six months ended September 24, 2010. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby we can borrow up to 80 percent of our eligible receivables at an interest rate of 2 ½ % above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. No assurances can be given that this financing agreement will continue into the future. If we are unable to continue with this agreement, our cash flow might adversely be affected.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 26, 2010 traded as low as $2.46 per share and as high as $4.45 per share. During the three month period ended September 24, 2010, our common stock traded in the range of $3.60 per share to $4.45 per share.  During the six month period ended September 24, 2010, our common stock traded as low as $3.56 per share and as high as $4.45 per share.  We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

IEH CORPORATION

PART II: FINANCIAL INFORMATION

ITEM 1A.             RISK FACTORS (continued)

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

Not applicable

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                REMOVED AND RESERVED

None

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS

The following exhibits are filed herewith or incorporated by reference:

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

IEH CORPORATION
(Registrant)

November 8, 2010	/s/ Michael Offerman
Michael Offerman
President/Chief Executive Officer (Principal Executive Officer)

November 8, 2010	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)