Form 10-Q
period 2010-12-24
IEH CORPORATION
filed 2011-02-09
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2010

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 24, 2010.

IEH CORPORATION

EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	35

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	37

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	39

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 24, 2010 and March 26, 2010

	Dec. 24,	March 26,
	2010	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$360,648	$320,006
Accounts receivable, less allowances for doubtful accounts of $11,562 at December 24, 2010 and March 26, 2010	1,911,311	1,520,364
Inventories (Note 3)	3,543,700	2,573,196
Excess payments to accounts receivable factor (Note 6)	-	224,040
Prepaid expenses and other current assets (Note 4)	1,122,928	110,320

Total Current Assets	6,938,587	4,747,926

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,197,052 at December 24, 2010 and $7,084,552 at March 26, 2010 (Note 5)	1,266,467	1,195,240
	1,266,467	1,195,240

OTHER ASSETS:
Other assets	28,109	25,019
	28,109	25,019

Total Assets	$8,233,163	$5,968,185

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of December 24, 2010 and March 26, 2010

	Dec. 24,	March 26,
	2010	2010
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts receivable financing (Note 6)	$122,383	$-
Accrued corporate income taxes	1,088,351	8,009
Accounts payable	383,907	389,013
Workers compensation insurance assessments- current portion (Note 8)	47,638	39,285
Other current liabilities (Note 7)	533,589	432,188

Total Current Liabilities	2,175,868	869,495

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	128,940	174,365
Total Long-Term Liabilities	128,940	174,365

Total Liabilities	2,304,808	1,042,860

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at December 24, 2010 and March 26, 2010	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	3,160,747	2,157,717
Total Stockholders’ Equity	5,928,355	4,925,325

Total Liabilities and Stockholders’ Equity	$8,233,163	$5,968,185

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

For the Nine and Three Months Ended December 24, 2010 and December 25, 2009

	Nine Months Ended		Three Months Ended
	Dec. 24,	Dec. 25,	Dec. 24,	Dec. 25,
	2010	2009	2010	2009

REVENUE, net sales	$10,237,382	$8,951,957	$3,569,855	$3,087,233

COSTS AND EXPENSES

Cost of products sold	6,515,838	5,848,266	2,241,610	1,978,079
Selling, general and administrative	1,495,126	1,318,628	519,214	475,092
Interest expense	31,007	36,404	13,782	10,229
Depreciation	112,500	130,914	37,500	42,600
	8,154,471	7,334,212	2,812,106	2,506,000

OPERATING INCOME	2,082,911	1,617,745	757,749	581,233

OTHER INCOME	461	255	149	133

INCOME BEFORE INCOME TAXES	2,083,372	1,618,000	757,898	581,366

PROVISION FOR INCOME TAXES	1,080,342	593,400	360,000	277,800

NET INCOME	$1,003,030	$1,024,600	$397,898	$303,566

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.44	$.45	$.17	$.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended December 24, 2010 and December 25, 2009

	Nine Months Ended
	Dec. 24,	Dec. 25,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,003,030	$1,024,600

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	112,500	130,914

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(390,947)	478,235
(Increase) in inventories	(970,504)	(344,260)
(Increase) decrease in excess payments to accounts receivable factor	224,040	(478,326)
(Increase) in prepaid expenses and other current assets	(1,012,608)	(157,544)
(Increase) in other assets	(3,090)	(51)
(Decrease) in accounts payable	(5,106)	(54,462)
Increase in other current liabilities	101,401	69,761
Increase in accrued corporate income taxes	1,080,342	336,106
(Decrease) in workers compensation assessment	(37,072)	(15,204)

Total adjustments	(901,044)	(34,831)

NET CASH PROVIDED BY OPERATING ACTIVITIES	101,986	989,769

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(183,727)	(165,430)

NET CASH (USED) BY INVESTING ACTIVITIES	$(183,727)	$(165,430)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (Continued)
 (Unaudited)

For the Nine Months Ended December 24, 2010 and December 25, 2009

	Nine Months Ended
	Dec. 24,	Dec. 25,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity from accounts receivable financing	$122,383	$(454,723)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	122,383	(454,723)

INCREASE IN CASH	40,642	369,616

CASH, beginning of period	320,006	169,316

CASH, end of period	$360,648	$538,932

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine months for:

Interest	$24,882	$34,147

Income Taxes	$1,026,369	$170,700

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of December 24, 2010 and December 25, 2009 and for the nine months and three months, then ended, respectively,  have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 24, 2010 and December 25, 2009 and the results of operations and cash flows for the nine months and three months, then ended, respectively. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months and three months, ended December 24, 2010, respectively, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 26, 2010 has been derived from the audited financial statements at that date.

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

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), that was signed into law on July 21, 2010, the Federal Deposit Insurance Corporation (“FDIC”) will permanently insure interest bearing accounts at financial institutions up to $250,000 in the aggregate.

An additional provision of the Dodd-Frank Act provides for all non-interest bearing transaction accounts to be fully insured by the FDIC. Coverage under this provision will begin on December 31, 2010 and end on December 31, 2012.

As of December 24, 2010, the Company had funds on deposit in the amount of $360,648 in one financial institution comprised of the following:

Non-interest bearing accounts	$156,251
Interest bearing account	204,397

$360,648

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued.  For the nine months ended December 24, 2010 and December 25, 2009, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the nine months ended December 24, 2010 and December 25, 2009, respectively.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements.  This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the nine months ended December 24, 2010 and December 25, 2009, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the nine months ended December 24, 2010 and December 25, 2009, respectively.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-Q. The Company has evaluated subsequent events through January 31, 2011.

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

The Company believes that, with its adoption of ASC Topic 740, the income tax positions taken by it did not have a material effect on the financial statements for the nine months ended December 24, 2010.

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

Inventories are comprised of the following:

	Dec. 24,	March 26,
	2010	2010

Raw materials	$1,531,489	$1,112,064
Work in progress	899,811	653,382
Finished goods	1,112,400	807,750
	$3,543,700	$2,573,196

Note 4 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	Dec. 24,	March 26,
	2010	2010

Prepaid insurance	$16,011	$30,657
Prepaid corporate taxes	1,102,617	76,248
Other current assets	4,300	3,415
	$1,122,928	$110,320

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 5 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	Dec. 24,	March 26,
	2010	2010

Computers	$257,243	$242,708
Leasehold improvements	588,685	588,685
Machinery and equipment	5,194,536	5,091,909
Tools and dies	2,255,485	2,193,005
Furniture and fixture	160,020	155,935
Website development cost	7,550	7,550

	8,463,519	8,279,792
Less: accumulated depreciation and amortization	(7,197,052)	(7,084,552)
	$1,266,467	$1,195,240

Note 6 -	ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½ % above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum.  The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or the Factor upon receiving 60 days prior notice.  Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of December 24, 2010, the Company reported a liability to the Factor of $122,383. As of March 26, 2010, the Company had reported excess payments to the Factor resulting in an overpayment of $224,040, which the Company applied against borrowings during the current quarter.  These excess repayments are reported in the accompanying financial statements as of March 26, 2010 as “Excess repayments to accounts receivable factor.”

Note 7 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	Dec. 24,	March 26,
	2010	2010

Payroll and vacation accruals	$335,289	$315,923
Sales commissions	43,548	37,040
Insurance	55,552	73,617
Other	99,200	5,608
	$533,589	$432,188

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

The Company has recorded the additional assessment of $146,073 as a charge to Cost of Sales in the quarter ended March 26, 2010. As of December 24, 2010, the Company had paid down a total of $70,857 and the remaining balance of the total revised assessment payable was $176,578.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

Retained earnings increased by $1,003,030, which represents the net income for the nine months ended December 24, 2010.  As a result at December 24, 2010, the Company reported accumulated retained earnings of $3,160,747.

Note 10-	2002 EMPLOYEE STOCK OPTION PLAN:

On December 21, 2001, the Company’s shareholders approved the adoption of the Company’s 2002 Employees Stock Option Plan (“2002 Plan”) to provide for the grant of options to purchase up to 750,000 shares of the Company’s common stock to all employees, including senior management.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 24, 2010, no options had been granted under the 2002 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits.  The Company accrued $149,600 for the nine months ended December 24, 2010.  For the year ended March 26, 2010, the Company’s contribution was $163,000.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The Company leases its facility under a renewed tenure lease agreement, which expires on August 23, 2011. The Company is obligated under this lease at minimum annual rentals as follows:

Fiscal year ending March:

2011	$42,096
2012	70,160
$112,256

The rental expense for the nine months ended December 24, 2010 and December 25, 2009 was $108,081 and $109,107, respectively.

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

The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $84,376 and $82,530 for the nine months ended December 24, 2010 and December 25, 2009, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the nine months ended December 24, 2010 and December 25, 2009, respectively.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Nine Months Ended December 24, 2010 and December 25, 2009

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

	Dec. 24,	Dec. 25,
	2010	2009

Operating Revenues (in thousands)	$10,237	$8,952

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	63.65%	65.33%
Selling, General and Administrative	14.60%	14.73%
Interest Expense	.30%	.41%
Depreciation and amortization	1.10%	1.46%

TOTAL COSTS AND EXPENSES	79.65%	81.93%

Operating Income	20.35%	18.07%

Other Income	-	-

Income (loss) before Income Taxes	20.35%	18.07%

Income Taxes	(10.55%)	(6.63%)

Net Income	9.80%	11.44%

Operating revenues for the nine months ended December 24, 2010 amounted to $10,237,382 reflecting a 14.36% increase versus the nine months ended December 25, 2009 revenues of $8,951,957. The increase in revenues can be attributed to a significant increase in commercial aerospace spending and new customers in the medical device manufacturing sector.

IEH CORPORATION

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Nine Months Ended December 24, 2010 and December 25, 2009 (continued)

Cost of products sold amounted to $6,515,838 for the nine months ended December 24, 2010, or 63.65% of operating revenues.  This reflected a $667,572 or 11.41% increase in the cost of products sold from $5,848,266 or 65.33% of operating revenues for the nine months ended December 25, 2009.  The increase in cost of product sold is due primarily to the increases in material costs and related labor costs for the nine months ended December 24, 2010.

Selling, general and administrative expenses were $1,495,126 or 14.60% of operating revenues for the nine months ended December 24, 2010 compared to $1,318,628 or 14.73% of operating revenues for the nine months ended December 25, 2009. This category of expenses increased by $176,498 or 13.38% from the prior year. The increase can be attributed to an increase in compensation, commissions and travel expenses.

Interest expense was $31,007 for the nine months ended December 24, 2010 or .30% of operating revenues.  For the fiscal nine months ended December 25, 2009, interest expense was $36,404 or .41% of operating revenues.  The decrease of $5,397 or 14.83% reflects primarily management’s commitment to apply operating revenues to reduce the Company’s debt.

Depreciation and amortization of $112,500 or 1.10% of operating revenues was reported for the nine months ended December 24, 2010.  This reflects a decrease of $18,414 from the comparable nine month period ended December 25, 2009 of $130,914 or 1.46% of operating revenues. The reduction in depreciation is the result of assets being written off prior to the nine months ended December 24, 2010.

The Company reported net income of $1,003,030 for the nine months ended December 24, 2010 representing basic earnings of $.44 per share as compared to net income of $1,024,600 or $.45 per share for the nine months ended December 25, 2009.  The decrease in net income for the current nine month period can be attributed primarily to higher material costs, increases in related labor costs and increased provisions for corporate taxes.

IEH CORPORATION

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended December 24, 2010 and December 25, 2009

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues
	Dec. 24,	Dec. 25,
	2010	2009

Operating Revenues (in thousands)	$3,570	$3,087

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	62.79%	64.07%
Selling, General and Administrative	14.54%	15.39%
Interest Expense	.39%	.33%
Depreciation and amortization	1.05%	1.38%

TOTAL COSTS AND EXPENSES	78.77%	81.17%

Operating Income (loss)	21.23%	18.83%

Other Income	-	-

Income (loss) before Income Taxes	21.23%	18.83%

Income Taxes	(10.08%)	(9.00%)

Net Income (loss)	11.15%	9.83%

Operating revenues for the three months ended December 24, 2010 amounted to $3,569,855 reflecting a 15.63% increase versus the three months ended December 25, 2009 revenues of $3,087,233. The increase in revenues can be attributed to a significant increase in commercial aerospace spending and new customers in the medical device manufacturing sector.

Cost of products sold amounted to $2,241,610 for the three months ended December 24, 2010, or 62.79% of operating revenues.  This reflected a $263,531 or 13.32% increase in the cost of products sold from $1,978,079 or 64.07% of operating revenues for the three months ended December 25, 2009.  The increase in cost of product sold is due primarily to the increases in material costs and related labor costs for the three months ended December 24, 2010.

IEH CORPORATION

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended December 24, 2010 and December 25, 2009 (continued)

Selling, general and administrative expenses were $519,214 or 14.54% of operating revenues for the three months ended December 24, 2010 compared to $475,092 or 64.07% of operating revenues for the three months ended December 25, 2009. This category of expenses increased by $44,122 or 9.29% from the prior year. The increase can be attributed to an increase in compensation, commissions and travel expenses.

Interest expense was $13,782 for the three months ended December 24, 2010 or .39% of operating revenues.  For the fiscal three months ended December 25, 2009, interest expense was $10,229 or 15.39% of operating revenues.  The increase of $3,553 or 35.73% reflects the effect of additional borrowings during the quarter ended December 24, 2010.

Depreciation and amortization of $37,500 or 1.05% of operating revenues was reported for the three months ended December 24, 2010.  This reflects a decrease of $5,100 from the comparable three month period ended December 25, 2009 of $42,600 or 1.38% of operating revenues. The reduction in depreciation is the result of assets being written off prior to the three months ended December 24, 2010.

The Company reported net income of $397,898 for the three months ended December 24, 2010 representing basic earnings of $.17 per share as compared to net income of $303,566 or $.13 per share for the three months ended December 25, 2009.  The increase in net income for the current three month period can be attributed primarily to higher revenues.

Liquidity and Capital Resources

The Company reported working capital of $4,762,719 as of December 24, 2010 compared to a working capital of $3,878,431 as of March 26, 2010. The increase in working capital of $884,288 was attributable to the following items:

Net income	$1,003,030
Depreciation and amortization	112,500
Capital expenditures	(183,727)
Other transactions	(47,515)

As a result of the above, the current ratio (current assets to current liabilities) was 3.19 to 1 at December 24, 2010 as compared to 5.46 to 1 at March 26, 2010.  Current liabilities at December 24, 2010 were $2,175,868 compared to $869,495 at March 26, 2010.

For the nine months ended December 24, 2010, the Company reported $183,727 in capital expenditures and depreciation of $112,500.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources (continued)

The net income of $1,003,030 for the nine months ended December 24, 2010 resulted in an increase in stockholders’ equity to $5,928,355 as compared to stockholders’ equity of $4,925,325 at March 26, 2010.

The Company has an accounts receivable financing agreement with non-lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with  a minimum rate of 12% per annum.   Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories.  At December 24, 2010, the Company reported that the amount outstanding with the Factor was $122,383 as compared to reported excess payments to the Factor of $224,040 at March 26, 2010.  These excess repayments are reported in the accompanying financial statements as “Excess repayments to accounts receivable factor.”

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $84,376 and $85,230 for the nine months ended December 24, 2010 and December 25, 2009, respectively.

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

The Company has recorded the additional assessment of $146,073 as a charge to Cost of Sales in the quarter ended March 26, 2010. As of December 24, 2010, the Company had paid down a total of $70,857 and the remaining balance of the total revised assessment payable was $176,578.

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

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 24, 2010, no options had been granted under the 2002 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $149,600 for the nine months ended December 24, 2010.  For the year ended March 26, 2010, the contribution was $163,000.

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

As of December 24, 2010, our unrestricted cash was $360,648 of which $204,397 was in an interest bearing money market account with and the balance of $156,251 was maintained in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s President/Chief Executive Officer and  the Company’s Chief Financial Officer (who is also our controller and principal accounting officer) have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in this Report that it files or submit under the Exchange Act is, recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President/Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Management does not view the Company’s inability to timely file its Annual Report on Form 10-K for the fiscal year ended March 26, 2010 as evidence that the Company’s disclosure controls and procedures were not effective.  The delay experienced by the Company in completing its Annual Report was caused by the delay in completing its financial statements for the period ended March 26, 2010 which consequently resulted in a delay in obtaining the review of such financial statements by its independent registered public accounting firm. Accordingly, the Company’s management was not able to complete its preparation of the Annual Report prior to the required filing date.  The Company filed a report on Form 12b-25 with the SEC requesting a 15-day extension period and thereafter timely filed its Annual Report on Form 10K for the fiscal year ended March 26, 2010 during such 15-day extension period. Furthermore, management reached the foregoing conclusion that the controls are effective, notwithstanding the timing of the filing of this Report, as the unforeseen delay was caused by the third party advisor to the Company responsible for administratively filing this Report.

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

Changes in Internal Control over Financial Reporting (continued)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended December 24, 2010 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,069,437, $768,003 and $603,865, respectively, for the fiscal years ended March 26, 2010, March 27, 2009 and March 28, 2008, and $1,003,030 for the nine months ended December 24, 2010. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 26, 2010 traded as low as $2.46 per share and as high as $4.45 per share. During the three month period ended December 24, 2010, our common stock traded in the range of $3.60 per share to $4.89 per share.  During the nine month period ended December 24, 2010, our common stock traded as low as $3.56 per share and as high as $4.89 per share.  We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

IEH CORPORATION
(Registrant)

February 9, 2011	/s/ Michael Offerman
Michael Offerman
President/Chief Executive Officer (Principal Executive Officer)

February 9, 2011	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)