Form 10-K
period 2011-03-25
IEH CORPORATION
filed 2011-07-08
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 25, 2011.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to _____.

Commission File Number   0-5278
 IEH CORPORATION
(Name of Small Business Issuer in Its Charter)

NEW YORK	13-5549348
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

140 58th Street, Suite 8E 140 58th Street, Suite 8E
Brooklyn, NY 11220	(718) 492-4448
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.01 Par Value Per Share

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes ☐No☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 24, 2010): $10,135,259.20

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On July 7, 2011, the Registrant had 2,303,468 shares of common stock issued and outstanding.

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
INDEX TO FORM 10-K
FOR THE YEAR ENDED MARCH 25, 2011

References in this Annual Report to, the terms “Company”, “IEH”, “we”, “us” and “our” refer to IEH Corporation, unless otherwise stated or the context clearly indicates otherwise.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Further, all statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Securities Act and Exchange Act, respectively.  We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to protect intellectual property; and our ability to attract and retain key employees.  No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statements.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

We have been approved by the federal government as a “Hub-Zone small business Company”. This classification is monitored, and while the Company must remain competitive, it is taken into consideration by large business concerns when awarding military contracts in support of government programs. The federal government has mandated that major corporations being awarded government contracts must give a specific percentage of such business to “Hub-Zone small business enterprises”.

The majority of our customers require that we maintain a quality system in strict accordance with ISO 9001. This is an International Standard Organization (ISO) specification and we have been recently audited and have received certification to ISO 9001:2008. Our quality policy is: “Listening to our Customers and meeting their needs, while continuously improving our processes and services.”

The Company has developed a web site that reflects the standard catalog items produced along with custom offerings. The web site is currently undergoing a major expansion and addition that will allow our customers to obtain information on our product line very quickly. Newsworthy information about the Company will also be included on the web site. You can view it by going to: http://www.iehcorp.com.

The Company designs, develops and manufactures printed circuit connectors for high performance applications.
We have also developed a high performance plastic circular connector line. All of our products utilize the HYPERTAC™ contact design, which is identified by the generic “HYPERBOLOID” in our catalogs. This is necessary since all other HYPERTAC™ companies have been purchased by a multi-national company. We are the only independent producer of HYPERTAC™ in the United States.

Our customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and Distributors who resell our products to OEMs. We sell our products directly and through 17 independent sales representatives located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 31% and 69%, respectively, of the Company’s net sales for the year ended March 25, 2011. Our offering of “QPL” items has recently been expanded to include additional products.

In order to remain competitive, the Company has an internal program to upgrade, add and maintain machinery, review material costs and increase labor force productivity. We recently purchased several machines to increase the productivity of certain processes. This will help us meet this goal.

IEH CORPORATION

PART I

Item 1.	Business (continued)

Business New Product Development

The Company is sought after by many of its customers to design and manufacture custom connectors. This has created many new products that are innovative designs and employ new technologies. The Company continues to be successful because of its ability to assist its customers and create a new design, including engineering drawing packages, in a relatively short period of time. We will continue to support our customers to the best of our ability.

The circular product line of connectors introduced several years ago for the medical industry continues to be very rewarding for the Company. The line has been expanded to include connector cable assemblies utilizing the circular connectors.

A new product line featuring high density connectors is being added to the Company’s product offering. This offering should be available with the next 12 months. The Company expects the new product line to bring additional revenue.

The standard printed circuit board connectors we produce are continually being expanded and utilized in many of the military programs being built today. We have recently received approval for additional products that we can offer under the Military Qualified Product Listing “QPL”.

Commitments

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (the “Union”).  Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month.  With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement.  Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan.  The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.  Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available.  The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company.  The total contributions charged to operations under such Plan were $110,881 for the year ended March 25, 2011 and $110,789 for the year ended March 26, 2010.

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
$101,362

IEH CORPORATION

PART I

Item 1.       Business (continued)

Commitments (continued)

The Company did have the option of paying this assessment as a lump sum amount or paying off the assessment over a 60 month period. The Company elected the deferral option, and was obligated to making monthly payments of $1,689 for 59 months, and $1,711 for the 60th and final month. The Company had recorded this assessment as a charge to Cost and Expenses in the quarter ended December 26, 2008.

The Company was subsequently notified that it was being assessed an additional $146,073 covering the years 2002 through 2007, bringing the total deficit allocation assessment to $247,435.

The total revised assessment for the years 2002 to 2007 is as follows:

2002	$23,445
2003	43,797
2004	51,381
2005	38,309
2006	46,477
2007	44,026
$247,435

As of March 25, 2011, the Company had paid down $86,736 of this assessment.

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

As of March 25, 2011, the remaining balance of the revised assessment payable was $160,699.

Marketing and Sales

The market for connectors and interconnects, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors and interconnects. For example, connectors include: printed wiring board, rectangular I/O, circular, planar (IOC) RF coaxiol, IC socket and fiber optic.  The Company has been servicing a niche in the market by manufacturing  connectors containing HYPERTAC ™ contact designs in the printed wiring board style of connectors.

The Company is continuously experimenting with innovative connection designs, which may cause it to alter its marketing plans in the future if a market should develop for any of its current or future innovative designs. The Company is continually reviewing product lines being sold in the connector and interconnector marketplace. We are committed to expanding our product offering and we consider that many of our current or future custom designs will become product lines.

IEH CORPORATION
PART I

Item 1.       Business (continued)

Marketing and Sales (continued)

The Company’s products are marketed to OEM’s (original equipment manufacturers) directly and through authorized  representatives and distributors serving primarily the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets.  The Company is also involved in developing new connectors for specific uses, which result from changes in technology. The Company assists customers in the development and design of connectors for specific customer applications.  This service is marketed to customers who require the development of connectors and interconnection devices specially designed to accommodate the customers’ own products.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods.  Approximately 96% of the Company’s net sales for the years ended March 25, 2011 and March 26, 2010, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.  Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

Four of the Company’s customers accounted for 38% of the Company’s net sales for the year ended March 25, 2011. One of those customers accounted for 14% of the Company’s net sales. Three of the Company’s customers accounted for 31% of the Company’s net sales for the year ended March 26, 2010.

The Company currently employs 17 independent sales representatives to market its products in all regions in the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 94% of Company net sales for the year ended March 25, 2011 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 9% and 1%, respectively, of net sales for the years ended March 25, 2011 and March 26, 2010, respectively.

Backlog of Orders/Capital Requirements

The backlog of orders for the Company’s products amounted to approximately $5,450,000 at March 25, 2011, as compared to $4,950,000 at March 26, 2010.  A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

IEH CORPORATION

PART I

Item 1.       Business (continued)

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

The primary basis upon which the Company competes is product performance and production capabilities.  The Company usually receives job orders after submitting bids pursuant to customer-issued specifications for connectors and interconnectors. The Company’s bid can be for a new item that requires the item to perform under harsh environment requirements or it can be for a standard catalog item.  The Company also offers engineering services to its customers in designing and developing connectors for specialized products and specific customer applications.  This enables the Company to receive a competitive advantage over those companies who basically manufacture connectors based solely or primarily on cataloged specifications.  Many of the Company’s competitors have greater financial resources, market penetration and experience than the Company and no assurances can be given that the Company will be able to compete effectively with these companies in the future.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 25, 2011 and March 26, 2010.

IEH CORPORATION

PART I

Item 1.       Business (continued)

Employees

The Company presently employs approximately 121 people, two (2) of whom are executive officers; three (3) are engaged in management activities; seven (7) provide general and administrative services; and approximately 109 are employed in manufacturing and testing activities.  The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the Union, which expires on March 31, 2012. The Company believes that it has a good relationship with its employees and the Union.

Governmental Regulations

The Company is subject to federal regulations under the Occupational Safety and Health Act (“OSHA”) and the Defense Supply Center Columbus (“DSCC”).  OSHA provides federal guidelines and specifications to companies in order to insure the health and safety of employees. DSCC oversees the quality and specifications of products and components manufactured and sold to the government and the defense industry. DSCC’s primary customer is the U.S. military. Many of our products appear on the DSCC Qualified Products Listing (“QPL”). To remain qualified, the Company submits its products to an outside testing laboratory which performs all required testing. After review by the Company of the testing results, the data is then submitted to the DSCC. The Company and its products are only approved and remain on the QPL if the Company has passed all testing requirements. Although DSCC continuously requires suppliers to meet changing specifications, the Company has not encountered any significant problems meeting such specifications and its products have, in the past, been approved.  The Company is unaware of any changes in the government’s regulations which are expected to materially affect the Company’s business.

Item 1A.    Risk Factors

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

The Company has renewed its lease for its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York. The renewed lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

  IEH CORPORATION

  PART 1

Item 2.	Properties (continued)

Fiscal year ending March:

2012	$149,380
2013	153,860
2014	158,480
2015	163,240
2016	168,120
Thereafter	853,100
$1,646,180

The Company leases approximately 20,400 square feet of space, of which it estimates 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations.

The rental expense for the years ended March 25, 2011 and March 26, 2010 was $133,849 and $145,374, respectively. In addition to the base rent, the Company pays real estate taxes, insurance premiums and utility charges relating to the use of the premises.  The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3.       Legal Proceedings

The Company is not a party to or aware of any pending or threatened legal proceedings which, in the opinion of the Company’s management, would result in any material adverse effect on its results of operations or its financial condition.

Item 4.	(Removed and Reserved)

IEH CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Principal Market

The common stock of the Company (the “common stock”) is traded in the Over-The-Counter Market Electronic Bulletin Board and is quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System Bulletin Board under the symbol “IEHC.OB”).  On January 11, 1993, the Company’s common stock was deleted from listing on the NASDAQ SmallCap Market System because of the Company’s failure to maintain the minimum asset and shareholders equity requirements.  On January 12, 1993, the Company’s common stock was first quoted over the OTC Electronic Bulletin Board (OTCBB).

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

Year	High Bid	Low Bid

Fiscal Year ended March 25, 2011 (*)

1st Quarter	$4.45	$3.56
2nd Quarter	$4.45	$3.60
3rd Quarter	$4.89	$3.60
4th Quarter	$5.00	$4.05

Fiscal Year ended March 26, 2010 (*)

1st Quarter	$4.45	$3.79
2nd Quarter	$3.79	$3.15
3rd Quarter	$4.00	$2.65
4th Quarter	$3.75	$2.46

  (*) As reported by the OTCBB.

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

On June 29, 2011 (the last day prior to the filing of this report on which trading in the common stock occurred), the high bid for the common stock was $5.20 and the low bid was $5.20.

IEH CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters (continued)

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

Approximated Number of Equity Security Holders

The number of record holders of the Company’s common stock as of July 7, 2011 was approximately 482.  Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Transfer Agent

The transfer agent for our common stock is Registrar & Transfer Company located in Cranford, New Jersey.

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

Overview

The Company designs, develops and manufactures printed circuit connectors for high performance applications.
We have also developed a high performance plastic circular connector line. All of our products utilize the HYPERTAC™ contact design, which is identified by the generic “HYPERBOLOID” in our catalogs. This is necessary since all other HYPERTAC™ companies have been purchased by a multi-national company. We are the only independent producer of HYPERTAC™ in the United States.

Our customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and Distributors who resell our products to OEMs. We sell our products directly and through 17 independent sales representatives located in all regions of the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 31% and 69%, respectively, of the Company’s net sales for the year ended March 25, 2011. Our offering of “QPL” items has recently been expanded to include additional products.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 25, 2011 and March 26, 2010, respectively.

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues
	March 25,	March 26,
	2011	2010

Operating revenues (in thousands)	$13,824	$12,142

Operating expenses:
(as a percentage of operating revenues)

Costs of products sold	62.9%	67.4%
Selling, general and administrative	14.4%	14.8%
Interest expense	.3%	.3%
Depreciation and amortization	1.2%	1.3%

TOTAL COSTS AND EXPENSES	78.8%	83.8%

Operating income	21.2%	16.2%

Other income	-	-

Income before income taxes	21.2%	16.2%

Income taxes	(9.2%)	(7.4%)

Net income	12.0%	8.8%

Year End Results: March 25, 2011 vs. March 26, 2010

Net sales for the year ended March 25, 2011 amounted to $13,823,640 reflecting a 13.9% increase versus the year ended March 26, 2010 net sales of $12,141,941. The increase in net sales is a direct result of an increase in government, military, aerospace and commercial sales.

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 25, 2011 vs. March 26, 2010 (continued)

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the fiscal years ended March 25, 2011 and March 26, 2010, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.

Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

For the fiscal year ended March 25, 2011, four of the Company’s customers accounted for approximately 38% of net sales. Of these, one customer accounted for approximately 14% of net sales.

The Company currently employs 17 independent sales representatives to market its products in all regions of the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These sales representatives accounted for approximately 94% of the Company’s net sales for the year ended March 25, 2011, with the balance of net sales being generated by direct customer contact.

For the fiscal year ended March 25, 2011, the Company’s principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 91% and 99% of the Company’s net sales for the years ended March 25, 2011 and March 26, 2010, respectively. Approximately 9% and 1% of net sales, respectively, were made to international customers for the years ended March 25, 2011 and March 26, 2010, respectively.

Cost of products sold amounted to $8,693,472 for the fiscal year ended March 25, 2011, or 62.9% of operating revenues.  This reflected a $511,908 or 6.3% increase in the cost of products sold of $8,181,564 or 67.4% of operating revenues for the fiscal year ended March 26, 2010.  This increase is due primarily to the increased cost of production associated with the increase in government, military, aerospace and commercial sales.

Selling, general and administrative expenses were $1,983,862 and $1,796,652 or 14.4% and 14.8% of net sales for the fiscal years ended March 25, 2011 and March 26, 2010, respectively.  This category of expenses increased by $187,210 or 10.4% from the prior year. The increase can be attributed to an increase in salaries, commissions and travel.

Interest expense was $43,946 for the fiscal year ended March 25, 2011 or .3% of net sales.  For the fiscal year ended March 26, 2010, interest expense was $41,510 or .3% of net sales.  The increase of $2,436 or 6.9% reflects the slight increase in interest bearing debt by the Company.

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 25, 2011 vs. March 26, 2010 (continued)

Depreciation and amortization of $161,182 or 1.2% of net sales was reported for the fiscal year ended March 25, 2011.  This reflects an increase of $4,299 or 2.7% from the prior year ended March 26, 2010 of $156,883 or 1.3% of net sales.  The increase is due primarily to additional new equipment being put in use during the current fiscal year.

The Company reported net income of $1,669,517 for the year ended March 25, 2011 representing basic earnings of $.73 per share as compared to net income of $1,069,437 or $ .46 per share for the year ended March 26, 2010.  The increase in net income for the current year can be attributed primarily to the reported increase in  government, military, aerospace and commercial sales.

Liquidity and Capital Resources

The Company reported working capital of $5,411,126 as of March 25, 2011 compared to a working capital of $3,878,431 as of March 26, 2010. The increase in working capital of $1,532,695 was attributable to the following items:

Net income	$1,669,517
Depreciation and amortization	161,182
Capital expenditures	(233,726)
Other transactions	(64,278)
$1,532,695

As a result of the above, the current ratio (current assets to current liabilities) was 8.01 to 1 at March 25, 2011 as compared to 5.46 to 1 at March 26, 2010.  Current liabilities at March 25, 2011 were $772,080 compared to $869,495 at March 26, 2010.

The Company reported $233,726 in capital expenditures for the year ended March 25, 2011 and recorded depreciation expense of $161,182 for the year ended March 25, 2011.

The net income of $1,669,517 for the year ended March 25, 2011 resulted in an increase in stockholders’ equity to $6,594,842 as compared to stockholders’ equity of $4,925,325 at March 26, 2010.

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

Liquidity and Capital Resources (continued)

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 25, 2011, the Company had reported excess payments to the Factor resulting in an overpayment of $78,898, which the Company intends to apply against future borrowings. These excess repayments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor”.

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

With the passage of the 1990 Act the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of such Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $110,881 for the year ended March 25, 2011 and $110,789 for the year ended March 26, 2010.

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
$247,435

As of March 25, 2011, the Company had paid down $86,736 of this assessment.

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

As of March 25, 2011 the remaining balance of the revised assessment payable was $160,699.

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

Liquidity and Capital Resources (continued)

In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 Percent (110%) of the fair market value or the Company’s common stock and the option must not be exercisable after the expiration of five years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock on the date of grant. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 25, 2011, no options had been granted under the Employee Option Plan.

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for Executive Officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 25, 2011, the contribution was $173,000 and for the year ended March 26, 2010, the contribution was $163,000.

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

See our audited Financial Statements for the fiscal year ended March 25, 2011 which follows Item 15 of this Annual Report on Form 10-K.

IEH CORPORATION

PART II

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable level as of the end of the year to ensure that information we are required to disclose in the reports that we file and submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely discussions regarding disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon assessment, our management concluded that our internal control over financial reporting is effective as of March 25, 2011.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 25, 2011. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 25, 2011.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended March 25, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

None.

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:

Name	Age	Office	Class

Michael Offerman	70	Chairman of the Board of Directors, President and Chief Executive Officer	I

Robert Knoth	69	Chief Financial Officer, Controller, Secretary and Treasurer

Murray Sennet	88	Director	I

Allen Gottlieb	70	Director	II

Gerald E. Chafetz	68	Director	II

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. Prior to May 26, 2009, the Board of Directors consisted of three (3) members divided into two classes with two Class I Members (Messrs. Offerman and Sennet) and one Class II Member (Mr. Gottlieb). On May 26, 2009, the Board of Directors unanimously voted to increase the number of directors from three to four directors and elected Gerald E. Chafetz as a Class II Member.  The Class I Members of the Board of Directors are scheduled to be elected at the Company’s 2011 Annual Meeting.  All officers are elected by and serve at the discretion of the Board of Directors.

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

Gerald Chafetz.  Mr. Chafetz, 68, has been the President of Capitol City Companies since 1989.  Capitol City Companies is a property management and home improvement business headquartered in Hartford, Connecticut. Prior to founding Capitol City Companies, he had an extended 22-year executive career in the textile industry with several knitwear and high fashion manufacturers, including Arista Knitwear, Berwick Fashion Knitwear and Beged-or Knitwear.  Mr. Chafetz graduated from the University of Hartford in 1965 with a Bachelor of Science degree in business.

Significant Employees

Joan Prideaux joined the Company in April 1994, as Director of Sales and Marketing.  Joan has been in the connector business over 30 years and brings this experience to IEH.  Prior to joining us, she was employed by Automatic Connector as Director of Sales.

Mark Iskin is the Director of Purchasing, a position he has held since September 2000. On April 14, 2011, the Board of Directors appointed Mark to the position of Vice-President-Operations. Prior to joining the Company, Mark worked as a materials and purchasing specialist, in manufacturing and distribution companies. In his last position with an industrial distributor, he was responsible for purchasing and managing vendors for the cutting tool section of the catalog. In addition he participated in setting up and developing the company’s forecasting/planning software related to that department procedures.

David Offerman joined IEH in September 2004 as the National Sales Manager.  On April 14, 2011, the Board of Directors appointed David to the position of Vice-President-Sales and Marketing. Prior to joining IEH, David worked as an account executive and sales manager in the telecommunication industry.  David is the son of Michael Offerman, President and Chief Executive Officer of the Company.

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

IEH CORPORATION

PART III

Item 9.	Directors, Executive Officers and Corporate Governance (continued)

Significant Employees (continued)

Paul Tzetzos joined IEH in November, 2005 as a Quality Assurance Director.  Paul has over 20 years of experience in the field of Quality Assurance; with the last 15 years as Director/Manager.  He is a degreed Engineer with diversified knowledge in developing, implementing, maintaining, and improving Quality Systems, such as ISO 9001:2008, EECS, MIL-Q-9858A, ETC.  A certified Lead and Internal Auditor, Paul has a great deal of knowledge concerning military and industry specifications and standards.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended March 25, 2011.

Director Independence; Meetings of Directors; Committees of the Board

Our Board of Directors currently consists of four individuals. Three of our directors (other than Michael Offerman) are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 25, 2011, our Board of Directors held one meeting and acted by unanimous written consent on two occasions.

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

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 25, 2011 and March 26, 2010 for the Company’s Chief Executive Officer and Chief Financial Officer:

IEH CORPORATION

PART III

Item 11.	Executive Compensation (continued)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Total
Michael Offerman, Chief Executive Officer, President (1)	March 25, 2011 March 26, 2010	$ 203,191 $ 175,538	$ 45,000 $ 47,000	$ 0 $ 0	$ 248,191 $ 222,538
Robert Knoth, Chief Financial Officer	March 25, 2011 March 26, 2010	$ 149,833 $ 130,404	$ 36,000 $ 34,000	$ 0 $ 0	$ 185,833 $ 164,404

(1)      During the fiscal years ended March 25, 2011 and March 26, 2010, the Company provided automobile allowances to Mr. Offerman.  This does not include the aggregate incremental cost to the Company of such automobile allowance.

On September 1, 2009, the Company entered into agreements with each of Michael Offerman, its President and Chief Executive Officer, and Robert Knoth, its Chief Financial Officer, respectively, providing for certain retirement benefits to be payable to each of them after termination of each such officer’s active service of employment with the Company.  Each agreement provides that each officer’s employment with the Company shall be divided into an “active period” and a “retirement period”.  The active period shall mean the period of time until the officer attains the age of 70 years, or further period of employment beyond such date if extended by mutual agreement of the officer and the Company.  The retirement period shall mean the period beginning with the officer attaining the age of 70 years and continuing until 10 years thereafter unless the officer’s employment has been previously terminated or extended by the mutual agreement of the officer and the Company.  The retirement period shall take effect only on termination of the active period. Pursuant to Mr. Offerman’s agreement, he will be entitled to receive $50,000 per annum and aggregate payments during the retirement period not to exceed $500,000. Pursuant to Mr. Knoth’s agreement, he will be entitled to receive $12,000 per annum and aggregate payments during the retirement period not to exceed $120,000.

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits.  For the fiscal year ended March 25, 2011, the contribution was $173,000. The contribution for the fiscal year ended March 26, 2010 was $163,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of July 8, 2011 with respect to: (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group.  As of July 8, 2011, there were 2,303,468 shares of common stock issued and outstanding.  The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

IEH CORPORATION

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage (%) of Common Stock Owned
Officers and Directors
Common Stock $.01 Par Value	Michael Offerman c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	923,784(1)	40%
	Murray Sennet c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	24,500	1.1%
	Allen Gottlieb c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0	0
	Robert Knoth c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	2,115	*
	Gerald E. Chafetz c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0	0
All Officers & Directors as a Group (5 in number)		950,399(1)	41%

5% Shareholders
	Hummingbird Management, LLC 145 East 57th Street, 8th Floor New York, NY 10022	304,422	13.2%
	David and Nancy Lopez P.O. Box 323 Southampton, NY 11969	188,500	8.2%
______________________
          * Denotes ownership percentage of less than 1%.

(1)	43,600 shares of common stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.

  All shares set forth above are owned directly by the named individual unless otherwise stated.

  IEH CORPORATION

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Board of Directors of IEH has selected Jerome Rosenberg, CPA P.C., as the independent auditor of IEH for the fiscal year ending March 25, 2011.  Shareholders will be asked to ratify such selection at the Company’s annual meeting to be held in September 2011.  The audit services provided by Jerome Rosenberg, CPA P.C., consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters.  A member of Jerome Rosenberg, CPA P.C., is expected to be present at the next annual meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees.  During the fiscal year ended March 25, 2011 and March 26, 2010, IEH paid an aggregate of $43,000 and $40,000, respectively, to Jerome Rosenberg, CPA P.C., for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal years ended March 25, 2011 and March 26, 2010, no fees were paid to Jerome Rosenberg, CPA P.C., with respect to financial systems design or implementation.

Tax Fees.  During the fiscal years ended March 25, 2011 and March 26, 2010, the Company paid to Jerome Rosenberg, CPA P.C., the sums of $3,800 and $3,200 for tax compliance, tax advice and tax planning services.

All Other Fees. During the fiscal year ended March 25, 2011, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C., and the fees paid to it for such services during the fiscal year ended March 25, 2011 has not compromised the independence of Jerome Rosenberg, CPA P.C.

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

Consistent with SEC policies regarding auditor independence, the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year's audit, management advises the Board of the audit and permissible non-audit services expected to be rendered during that year for each of the categories of services which may provided by the independent auditor to the Board for approval. The primary categories of services expected to be provided by the independent auditor are as described in the list of fees set forth above. In addition, management will also provide to the Board for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Board will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Board requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

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

The financial statements referenced in Part II, Item 9 of this Annual Report appear on pages 33 to 53.

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

10.1(#) Agreement between the Company and Michael Offerman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2009).

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

IEH CORPORATION

March 25, 2011 and March 26, 2010

Index to Financial Statements

Page
Number

Report of Independent Registered Public Accounting Firm	34

Financial Statements:

Balance Sheets as of March 25, 2011 and March 26, 2010	35

Statements of Operations for the years ended March 25, 2011 and March 26, 2010	37

Statements of Stockholders’ Equity for the years ended March 25, 2011 and March 26, 2010	38

Statements of Cash Flows for the years ended March 25, 2011 and March 26, 2010	39

Notes to Financial Statements	41

Report of Independent Registered Public Accounting Firm

Board of Directors
IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation as of March 25, 2011 and March 26, 2010 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the periods ended March 25, 2011 and March 26, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 25, 2011 and March 26, 2010 and the results of its operations and its cash flows for each of the two years ended March 25, 2011 and March 26, 2010 in conformity with U.S. generally accepted accounting principles.

/s/Jerome Rosenberg CPA, P.C.
Jerome Rosenberg CPA, P.C.
Melville, New York
June 17, 2011

IEH CORPORATION

BALANCE SHEETS

As of March 25, 2011 and March 26, 2010

	March 25,	March 26,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$157,049	$320,006
Accounts receivable, less allowances for doubtful accounts of $11,562 at March 25, 2011 and March 26, 2010	1,986,799	1,520,364
Inventories (Note 2)	3,713,372	2,573,196
Excess payments to accounts receivable factor (Note 5)	78,898	224,040
Prepaid expenses and other current assets (Note 3)	247,088	110,320

Total Current Assets	6,183,206	4,747,926

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,244,628 at March 25, 2011 and $7,084,552 at March 26, 2010 (Note 4)	1,268,890	1,195,240
	1,268,890	1,195,240

OTHER ASSETS:
Other assets	27,887	25,019
	27,887	25,019

Total Assets	$7,479,983	$5,968,185

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of March 25, 2011 and March 26, 2010

	March 25,	March 26,
	2011	2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$356,225	$389,013
Accrued corporate income taxes	3,752	8,009
Workers compensation insurance assessments- current portion (Note 8)	47,638	39,285
Other current liabilities (Note 6)	364,465	432,188

Total Current Liabilities	772,080	869,495

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	113,061	174,365
Total Long-Term Liabilities	113,061	174,365

Total Liabilities	885,141	1,042,860

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 25, 2011 and March 26, 2010	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings	3,827,234	2,157,717

Total Stockholders’ Equity	6,594,842	4,925,325

Total Liabilities and Stockholders’ Equity	$7,479,983	$5,968,185

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended March 25, 2011 and March 26, 2010

	March 25,	March 26,
	2011	2010

REVENUE, net sales (Note 13)	$13,823,640	$12,141,941

COSTS AND EXPENSES:
Cost of products sold	8,693,472	8,181,564
Selling, general and administrative	1,983,862	1,796,652
Interest expense	43,946	41,510
Depreciation and amortization	161,182	156,883
	10,882,462	10,176,609

OPERATING INCOME	2,941,178	1,965,332

OTHER INCOME	3,339	403

INCOME BEFORE INCOME TAXES	2,944,517	1,965,735

PROVISION FOR INCOME TAXES	(1,275,000)	(896,298)

NET INCOME	$1,669,517	$1,069,437

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)	$.73	$.46

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)	2,303	2,303

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 25, 2011 and March 26, 2010

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 27, 2009	2,303,468	$23,035	$2,744,573	$1,088,280	$3,855,888

Net income: year ended March 26, 2010	-	-	-	1,069,437	1,069,437

Balances, March 26, 2010	2,303,468	23, 035	2,744,573	2,157,717	4,925,325

Net income: year ended March 25, 2011	-	-	-	1,669,517	1,669,517

Balances, March 25, 2011	2,303,468	$23,035	$2,744,573	$3,827,234	$6,594,842

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

For the Years Ended March 25, 2011 and March 26, 2010

	March 25,	March 26,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,669,517	$1,069,437

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	161,182	156,883

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(466,435)	310,304
(Increase) decrease in excess payments to accounts receivable factor	145,142	(224,040)
(Increase) in inventories	(1,140,176)	(325,056)
(Increase) in prepaid expenses and other current assets	(136,768)	(84,400)
(Increase) in other assets	(2,868)	(51)

(Decrease) in accounts payable	(32,893)	(159,935)
Increase (decrease) in other current liabilities	(68,723)	154,449
(Decrease) in accrued corporate income taxes	(4,257)	(249,285)
Increase (decrease) in workers compensation insurance assessment	(52,952)	125,803

Total adjustments	(1,598,748)	(295,328)

NET CASH PROVIDED BY OPERATING ACTIVITIES	70,769	774,109

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(233,726)	(168,696)

NET CASH (USED) BY INVESTING ACTIVITIES	$(233,726)	$(168,696)

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (Continued)
Increase (Decrease) in Cash

For the Years Ended March 25, 2011 and March 26, 2010

	March 25,	March 26,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) from accounts receivable financing	$-	$(454,723)

NET CASH (USED) BY FINANCING ACTIVITIES	-	(454,723)

INCREASE (DECREASE) IN CASH	(162,957)	150,690

CASH, beginning of period	320,006	169,316

CASH, end of period	$157,049	$320,006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$39,325	$40,129

Income Taxes	$1,341,369	$946,357

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

IEH CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

The Company designs, develops and manufactures printed circuit connectors for high performance applications.  The Company has also developed a high performance plastic circular connector line. All of the Company’s products utilize the HYPERTAC™ contact design, which is identified by the generic “HYPERBOLOID” in its catalogs. This is necessary since all other HYPERTAC™ companies have been purchased by a multi-national company. The Company is the only independent producer of HYPERTAC™ in the United States.

The Company’s customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and Distributors who resell the Company’s products to OEMs. The Company sells its products directly and through 17 independent sales representatives located in all regions of the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers of the Company who receive services are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supplies customer requested modifications to this specification. Sales to the commercial electronic and military markets were 31% and 69%, respectively, of the Company’s net sales for the year ended March 25, 2011. The Company’s offering of “QPL” items has recently been expanded to include additional products.

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st.  The years ended March 25, 2011 and March 26, 2010 were comprised of 52 weeks.

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

Most of the Company’s products are custom ordered by customers for a specific use. The Company provides engineering services as part of the relationship with its customers in developing the custom product. The Company is not obligated to provide such engineering service to its customers. The Company does not charge its customers separately for these services.

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

Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010, the Federal Deposit Insurance Corporation (FDIC) will permanently insure interest bearing accounts at financial institutions up to $250,000 in the aggregate.

An additional provision of the Dodd-Frank Act provides for all non-interest bearing transaction accounts to be fully insured by the FDIC. Coverage under this provision will begin on December 31, 2010 and end on December 31, 2012.

The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Concentration of Credit Risk (continued):

As of March 25, 2011, the Company had funds on deposit in the amount of $157,049 in one financial institution comprised of the following:

Non-interest bearing accounts	$27,551
Interest bearing account	129,498
$157,049

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings Per Share which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued.  For the years ended March 25, 2011 and March 26, 2010, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets which includes the provisions of SFAS No. 144, “Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of”, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 25, 2011 and March 26, 2010.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements.  This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 25, 2011 and March 26, 2010.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 25, 2011 and March 26, 2010, respectively.

Effect of New Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Principles - a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of September 30, 2009 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-K.  The Company has evaluated subsequent events through June 17, 2011.

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

The Company has adopted the provisions of ASC Topic, 740, Income Taxes which includes the provisions of Financial Accounting Standards Board Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in an income tax filing.

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

The Company believes that with its adoption of ASC Topic 740, that the income tax positions taken by it did not have a material effect on the financial statements for the year ended March 25, 2011.

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

Inventories are comprised of the following:

	March 25,	March 26,
	2011	2010

Raw materials	$2,279,762	$1,112,064
Work in progress	673,619	653,382
Finished goods	759,991	807,750

	$3,713,372	$2,573,196

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3 -                  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	March 25,	March 26,
	2011	2010

Prepaid insurance	$31,249	$30,657
Prepaid corporate taxes	145,440	76,248
Other current assets	70,399	3,415
	$247,088	$110,320

Note 4 -                  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	March 25,	March 26,
	2011	2010

Computers	$258,402	$242,708
Leasehold improvements	588,685	588,685
Machinery and equipment	5,212,686	5,091,909
Tools and dies	2,286,175	2,193,005
Furniture and fixture	160,020	155,935
Website development cost	7,550	7,550

	8,513,518	8,279,792
Less: accumulated depreciation and amortization	(7,244,628)	(7,084,552)

	$1,268,890	$1,195,240

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 5 -                  ACCOUNTS RECEIVABLE FINANCING (continued):

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 25, 2011, the Company had reported excess payments to the Factor resulting in an overpayment of $78,898, which the Company intends to apply against future borrowings. These excess repayments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor”.

Note 6 -                  OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	March 25	March 26,
	2011	2010

Payroll and vacation accruals	$323,205	$315,923
Sales commissions	37,009	37,040
Insurance	-	73,617
Other	4,251	5,608
	$364,465	$432,188

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

The provision for income taxes consists of the following:

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 7 -                      INCOME TAXES (continued):

March 25,
2011
Current:

Federal	$535,000
State and local	414,655
Total current tax provision	949,655

Deferred:

Federal	265,000
State and local	60,345
Total deferred tax benefit	325,345

Total provision (benefit)	$1,275,000

The components of the Company’s deferred taxes at March 25, 2011 are as follows:

Deferred tax assets:
Accounts receivable reserves	$11,562
State tax credit	4,982
Accrued expenses	368,217
Prepaid expenses	(247,088)
137,673

Deferred tax liabilities:
Depreciation	(152,080)

Net deferred tax assets before valuation allowance	(14,407)
Valuation allowance	14,407
Net deferred tax assets	$-

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

A reconciliation of the income tax benefit at the statutory Federal tax rate of 34 % to the income tax benefit recognized in the financial statements is as follows:

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 7 -                  INCOME TAX (continued):

March 25,
2011

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

As of March 25, 2011, the Company had paid down $86,736 of this assessment.

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

As of March 25, 2011 the remaining balance of the revised assessment payable was $160,699.

Note 9 -                  CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $1,669,517, which represents the net income for the fiscal year ended March 25, 2011. As a result, the Company reported retained earnings of $3,827,234.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 25, 2011, no options had been granted under the 2002 Plan.

Note 11 -                CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for Executive Officers.  Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits.  For the year ended March 25, 2011, the Company’s contribution was $173,000.  For the year ended March 26, 2010, the contribution was $163,000.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12 -               COMMITMENTS AND CONTINGENCIES:

The Company has renewed its lease for its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York.  The renewed lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2012	$149,380
2013	153,860
2014	158,480
2015	163,240
2016	168,120
Thereafter	853,100
$1,646,180

The rental expense for the years ended March 25, 2011 and March 26, 2010, was $133,849 and $145,374, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.  Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available.  The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company.  The total contributions charged to operations under this pension plan were $110,881 for the year ended March 25, 2011 and $110,789 for the year ended March 26, 2010.

Note 13 -	REVENUES FROM MAJOR CUSTOMERS:

In the fiscal year ended March 25, 2011 four customers accounted for approximately 38% of revenues. During the year ended March 26, 2010 approximately 31% of the Company’s total revenues were earned from three customers. Total sales to these customers were approximately $5,240,000 and $3,782,000. Of these, one customer accounted for 14.3% of the Company’s sales. As of March 25, 2011, amounts due from these four customers represented 39% of the total balance of accounts receivable.

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ Michael Offerman
Michael Offerman
President and Chief Executive Officer

Dated:     July 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Offerman	July 8, 2011
Michael Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	July 8, 2011
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Murray Sennet	July 8, 2011
Murray Sennet, Director

/s/ Alan Gottlieb	July 8, 2011
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	July 8, 2011
Gerald E. Chafetz