Form 10-Q
period 2011-06-24
IEH CORPORATION
filed 2011-08-08
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
YES ☐ NO ☑

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 24, 2011.

IEH CORPORATION

EXHIBITS

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	33

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	34

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	35

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of June 24, 2011 and March 25, 2011

	June 24,	March 25,
	2011	2011
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$538,964	$157,049
Accounts receivable, less allowances for doubtful accounts of $11,562 at June 24, 2011 and March 25, 2011	1,797,485	1,986,799
Inventories (Note 3)	3,929,800	3,713,372
Excess payments to accounts receivable factor (Note 6)	-	78,898
Prepaid expenses and other current assets (Note 4)	624,603	247,088

Total Current Assets	6,890,852	6,183,206

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,282,128 at June 24, 2011 and $7,244,628 at March 25, 2011 (Note 5)	1,293,240	1,268,890
	1,293,240	1,268,890

OTHER ASSETS:
Other assets	27,887	27,887
	27,887	27,887

Total Assets	$8,211,979	$7,479,983

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS

As of June 24, 2011 and March 25, 2011

	June 24,	March 25,
	2011	2011
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$274,330	$356,225
Accounts receivable financing (Note 6)	25,629	-
Accrued corporate income taxes	370,782	3,752
Workers compensation insurance assessments- current portion (Note 8)	47,638	47,638
Other current liabilities (Note 7)	449,952	364,465

Total Current Liabilities	1,168,331	772,080

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	101,151	113,061
Total Long-Term Liabilities	101,151	113,061

Total Liabilities	1,269,482	885,141

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at June 24, 2011 and March 25, 2011	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	4,174,889	3,827,234
Total Stockholders’ Equity	6,942,497	6,594,842

Total Liabilities and Stockholders’ Equity	$8,211,979	$7,479,983

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

For the Three Months Ended June 24, 2011 and June 25, 2010

	Three Months Ended
	June 24,	June 25,
	2011	2010

REVENUE, net sales	$3,487,455	$3,353,081

COSTS AND EXPENSES

Cost of products sold	2,298,628	2,109,906
Selling, general and administrative	523,896	460,763
Interest expense	7,859	7,408
Depreciation	37,500	37,500
	2,867,883	2,615,577

OPERATING INCOME	619,572	737,504

OTHER INCOME	83	164

INCOME BEFORE INCOME TAXES	619,655	737,668

PROVISION FOR INCOME TAXES	(272,000)	(342,800)

NET INCOME	$347,655	$394,868

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.15	$.17

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)

For the Three Months Ended June 24, 2011 and June 25, 2010

	Three Months Ended
	June 24,	June 25,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$347,655	$394,868

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,500	37,500

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	189,314	(285,030)
(Increase) in inventories	(216,428)	(184,004)
Decrease in excess payments to accounts receivable factor	78,898	224,040
(Increase) in prepaid expenses and other current assets	(377,515)	(458,196)
(Increase) in other assets	-	(40)
(Decrease) in accounts payable	(81,895)	(5,194)
Increase in other current liabilities	85,487	79,641
Increase in accrued corporate income taxes	367,030	342,800
(Decrease) in workers compensation assessment	(11,910)	(5,069)

Total adjustments	70,481	(253,552)

NET CASH PROVIDED BY OPERATING ACTIVITIES	418,136	141,316

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(61,850)	(60,245)

NET CASH USED BY INVESTING ACTIVITIES	$(61,850)	$(60,245)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)

For the Three Months Ended June 24, 2011 and June 25, 2010

	Three Months Ended
	June 24,	June 25,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Activity of accounts receivable financing	$25,629	$26,054

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,629	26,054

INCREASE IN CASH	381,915	107,125

CASH, beginning of period	157,049	320,006

CASH, end of period	$538,964	$427,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the three months for:

Interest	$4,366	$3,563

Income Taxes	$353,273	$355,000

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 24, 2011 and June 25, 2010 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 24, 2011 and June 25, 2010 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 24, 2011, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 25, 2011 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 25, 2011 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

The Company designs, develops and manufactures printed circuit connectors for high performance applications. The Company has also developed a high performance plastic circular connector line. All of the Company’s products utilize the HYPERTAC™ contact design, which is identified by the generic “HYPERBOLOID” in the Company’s catalogs. This is necessary since all other HYPERTAC™ companies have been purchased by a multi-national company. The Company is the only independent producer of HYPERTAC™ in the United States.

The Company’s customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and Distributors who resell the Company’s products to OEMs. The Company sells its products directly and through regional representatives located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers that the Company services are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Description of Business: (continued)

customer requested modifications to this specification. Sales to the commercial electronic and military markets were 31% and 69%, respectively, of the Company’s net sales for the year ended March 25, 2011. The Company’s offering of “QPL” items has recently been expanded to include additional products.

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31. The year ended March 25, 2011 was comprised of 52 weeks.

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

Inventories: (continued)

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

The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk.

As of June 24, 2011, the Company had funds on deposit in the amount of $538,964 in one financial institution comprised of the following:

Non-interest bearing accounts	$409,383
Interest bearing account	129,581
$538,964

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

Income Taxes:

The Company follows the policy of treating investment tax credits as a reduction in the provision for federal income tax in the year in which the credit arises or may be utilized. Deferred income taxes arise from temporary differences resulting from different depreciation methods used for financial and income tax purposes. The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which includes the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 24, 2011 and June 25, 2010, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended June 24, 2011 and June 25, 2010, respectively.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the three months ended June 24, 2011 and June 25, 2010, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the three months ended June 24, 2011 and June 25, 2010, respectively.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of September 30, 2009 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-Q. The Company has evaluated subsequent events through June 24, 2011.

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

The Company believes that, with its adoption of ASC Topic 740, the income tax positions taken by it did not have a material effect on the financial statements for the three months ended
June 24, 2011.

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

Inventories are comprised of the following:

	June 24,	March 25,
	2011	2011

Raw materials	$2,412,634	$2,279,762
Work in progress	712,880	673,619
Finished goods	804,286	759,991
	$3,929,800	$3,713,372

Note 4 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	June 24,	March 25,
	2011	2011

Prepaid insurance	$28,860	$31,249
Prepaid corporate taxes	593,743	145,440
Other current assets	2,000	70,399
	$624,603	$247,088

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 5 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	June 24,	March 25,
	2011	2011

Computers	$261,750	$258,402
Leasehold improvements	588,685	588,685
Machinery and equipment	5,262,288	5,212,686
Tools and dies	2,295,075	2,286,175
Furniture and fixture	160,020	160,020
Website development cost	7,550	7,550

	8,575,368	8,513,518
Less: accumulated depreciation and amortization	(7,282,128)	(7,244,628)
	$1,293,240	$1,268,890

Note 6 -	ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½ % above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum. The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or the Factor upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of June 24, 2011, the Company reported a liability to the Factor of $25,629. As of March 25, 2011, the Company had reported excess payments to the Factor resulting in an overpayment of $78,898, which the Company applied against borrowings during the current quarter. These excess repayments are reported in the accompanying financial statements as of March 25, 2011 as “Excess repayments to accounts receivable factor.”

Note 7 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	June 24,	March 25,
	2011	2011

Payroll and vacation accruals	$392,255	$323,205
Sales commissions	34,703	37,009
Other	22,994	4,251
	$449,952	$364,465

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

As of June 24, 2011, the Company had paid down $98,646 of this assessment. The remaining balance of the revised assessment payable as of June 24, 2011 was $148,789.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $347,655, which represents the net income for the three months ended June 24, 2011. As a result at June 24, 2011, the Company reported accumulated retained earnings of $4,174,889.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 24, 2011, no options had been granted under the 2002 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $45,200 for the three months ended June 24, 2011. For the year ended March 25, 2011, the contribution was $173,000.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The Company has renewed its lease for its manufacturing facility located at 140 58th Street,
Suite 8E, Brooklyn, New York. The renewed lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2012	$149,380
2013	153,860
2014	158,480
2015	163,240
2016	168,120
Thereafter	853,100
$1,646,180

The rental expense for the three months ended June 24, 2011 $36,975 and for June 25, 2010 was $36,267, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $26,689 and $28,500 for the three months ended June 24, 2011 and June 25, 2010, respectively.

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

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Critical Accounting Policies (continued)

The Company did not expend any funds for customer sponsored research and development activities for the quarters ended June 24, 2011 and June 25, 2010, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

Comparative Analysis-Three Months Ended June 24, 2011 and June 25, 2010

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	June 24,	June 25,
	2011	2010

Operating Revenues (in thousands)	$3,487	$3,353

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	65.9%	62.9%
Selling, General and Administrative	15.0%	13.8%
Interest Expense	.2%	.2%
Depreciation and amortization	1.1%	1.1%

TOTAL COSTS AND EXPENSES	82.2%	78.0%

Operating Income	17.8%	22.0%

Other Income	-	-

Income (loss) before Income Taxes	17.8%	22.0%

Income Taxes	(7.8%)	(10.2%)

Net Income	10.0%	11.8%

Operating revenues for the three months ended June 24, 2011 amounted to $3,487,455 reflecting a 4.0% increase versus the three months ended June 25, 2010 revenues of $3,353,081. The increase in revenues can be attributed to a significant increase in commercial aerospace spending and new customers in the medical device manufacturing sector.

IEH CORPORATION

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Comparative Analysis-Three Months Ended June 24, 2011 and June 25, 2010 (continued)

Cost of products sold amounted to $2,298,629 for the three months ended June 24, 2011, or 65.9% of operating revenues. This reflected a $188,723 or 8.9% increase in the cost of products sold from $2,109,906 or 62.9% of operating revenues for the three months ended June 25, 2010. The increase in cost of product sold is due primarily to the increased production costs associated with the increase in revenues for the quarter ended June 24, 2011.

Selling, general and administrative expenses were $523,896 or 15.0% of operating revenues for the three months ended June 24, 2011 compared to $460,763 or 13.8% of operating revenues for the three months ended June 25, 2010. This category of expense increased by $63,133 or 13.7% from the prior year. The increase can be attributed to an increase in salaries to personnel, commissions and travel expenses.

Interest expense was $7,859 for the three months ended June 24, 2011 or .2% of operating revenues. For the fiscal three months ended June 25, 2010, interest expense was $7,408 or .2% of operating revenues. The increase of $451 or 6.0% reflects a slight increase in the Company’s debt.

Depreciation and amortization of $37,500 or 1.1% of operating revenues was reported for the three months ended June 24, 2011. There was no change from the comparable three month period ended June 25, 2010 of $37,500 or 1.1% of operating revenues.

The Company reported net income of $347,655 for the three months ended June 24, 2011 representing basic earnings of $.15 per share as compared to net income of $394,868 or $.17 per share for the three months ended June 25, 2010. The decrease in net income for the current three month period can be attributed primarily to the increase in cost of sale for its products in the commercial aerospace and medical device sectors.

Liquidity and Capital Resources

The Company reported working capital of $5,722,521 as of June 24, 2011 compared to a working capital of $5,411,126 as of March 25, 2011. The increase in working capital of $311,395 was attributable to the following items:

Net income	$347,655
Depreciation and amortization	37,500
Capital expenditures	(61,850)
Other transactions	(11,910)

As a result of the above, the current ratio (current assets to current liabilities) was 5.9 to 1 at June 24, 2011 as compared to 8.01 to 1 at March 25, 2011. Current liabilities at June 24, 2011 were $1,168,331 compared to $772,080 at March 25, 2011.

For the three months ended June 24, 2011, the Company reported $61,850 in capital expenditures and depreciation of $37,500.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources (continued)

The net income of $347,655 for the three months ended June 24, 2011 resulted in an increase in stockholders’ equity to $6,942,497 as compared to stockholders’ equity of $6,594,842 at March 25, 2011.

The Company has an accounts receivable financing agreement with non-lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At June 24, 2011, the Company reported that the amount outstanding with the Factor was $25,629 as compared to reported excess payments to the Factor of $78,898 at March 25, 2011. These excess repayments are reported in the accompanying financial statements as “Excess repayments to accounts receivable factor.”

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $26,689 and $28,500 for the three months ended June 24, 2011 and June 25, 2010, respectively.

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

As of June 24, 2011, the Company had paid down $98,646 of this assessment. The remaining balance of the revised assessment payable as of June 24, 2011 was $148,789.

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

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to its participants, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 24, 2011, no options had been granted under the 2002 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $45,200 for the three months ended June 24, 2011. For the year ended March 25, 2011, the contribution was $173,000.

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

As of June 24, 2011, our unrestricted cash was $538,964 of which $129,581 was in an interest bearing money market account with and the balance of $409,383 was maintained in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s President and Chief Executive Officer and its Chief Financial Officer (who is also our controller and principal accounting officer) have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in this Report that it files or submit under the Exchange Act is, recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Management does not view the Company’s inability to timely file its Annual Report on Form 10-K for the fiscal year ended March 25, 2011 as evidence that the Company’s disclosure controls and procedures were not effective as the delay experienced by the Company in completing its Annual Report was caused by the delay in completing its financial statements for the period ended March 25, 2011 which resulted in a delay in obtaining the review of such financial statements by its independent registered public accounting firm. Accordingly, the Company’s management was not able to complete its preparation of the Annual Report prior to the required filing date.

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

Changes in Internal Control over Financial Reporting (continued)

There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended June 24, 2011 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,669,517, $1,069,437 and $768,003, respectively, for the fiscal years ended March 25, 2011, March 26, 2010 and March 27, 2009, and $347,655 for the quarter ended June 24, 2011. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 25, 2011 traded as low as $3.56 per share and as high as $5.00 per share. During the three month period ended June 24, 2011, our common stock traded in the range of $4.11 per share to $5.20 per share. We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Ac*t

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act*

Exhibit 101.INS XBRL Instance Document*

Exhibit 101.SCH XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF XBRL Taxonomy Extension Definition Label Document*

*submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the three months ended June 24, 2011 and June 25, 2010; (ii) Balance Sheets as of June 24, 2011 and June 25, 2010; (iii) Statement of Cash Flows for the three months ended June 24, 2011 and June 25, 2010; (iv) Notes to Financial Statements for the three months ended June 24, 2011.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K during Quarter

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

August 8, 2011	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

August 8, 2011	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)