Form 10-Q/A
period 2011-06-24
IEH CORPORATION
filed 2011-09-09
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2011, filed with the Securities and Exchange Commission on August 8, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBLR (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act*

Exhibit 101.INS XBRL Instance Document*

Exhibit 101.SCH XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*              Previously filed
**            Furnished, not filed, herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

September 9, 2011	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

September 9, 2011	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)