Form 10-Q
period 2011-09-23
IEH CORPORATION
filed 2011-11-14
CIK 50292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2011

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
(Address of principal executive office)

Registrant’s telephone number, including area code: (718) 492-4440

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

Yes ☐                                                      No ☐

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 23, 2011.

IEH CORPORATION

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of September 23, 2011 and March 25, 2011

	Sept. 23,	March 25,
	2011	2011
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$634,800	$157,049
Accounts receivable, less allowances for doubtful accounts of $11,562 at September 23, 2011 and March 25, 2011	1,664,597	1,986,799
Inventories (Note 3)	4,003,500	3,713,372
Excess payments to accounts receivable factor (Note 6)	—	78,898
Prepaid expenses and other current assets (Note 4)	314,069	247,088

Total Current Assets	6,616,966	6,183,206

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,319,628 at September 23, 2011 and $7,244,628 at March 25, 2011 (Note 5)	1,323,230	1,268,890
	1,323,230	1,268,890

OTHER ASSETS:
Other assets	25,145	27,887
	25,145	27,887

Total Assets	$7,965,341	$7,479,983

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS

As of September 23, 2011 and March 25, 2011

	Sept. 23,	March 25,
	2011	2011
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$322,890	$356,225
Accounts receivable financing (Note 6)	22,114	—
Accrued corporate income taxes	—	3,752
Workers compensation insurance assessments-current portion (Note 8)	47,638	47,638
Other current liabilities (Note 7)	283,686	364,465

Total Current Liabilities	676,328	772,080

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	89,241	113,061
Total Long-Term Liabilities	89,241	113,061

Total Liabilities	765,569	885,141

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at September 23, 2011 and March 25, 2011	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	4,432,164	3,827,234
Total Stockholders’ Equity	7,199,772	6,594,842

Total Liabilities and Stockholders’ Equity	$7,965,341	$7,479,983

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS
(Unaudited)

For the Six and Three Months Ended September 23, 2011 and September 24, 2010

	Six Months Ended		Three Months Ended
	Sept. 23,	Sept. 24,	Sept. 23,	Sept. 24,
	2011	2010	2011	2010

REVENUE, net sales	$6,824,250	$6,667,527	$3,336,795	$3,314,446

COSTS AND EXPENSES

Cost of products sold	4,505,516	4,274,228	2,206,888	2,164,322
Selling, general and administrative	1,076,380	975,911	552,567	515,148
Interest expense	22,424	17,225	14,565	9,817
Depreciation	75,000	75,000	37,500	37,500
	5,679,320	5,342,364	2,811,520	2,726,787

OPERATING INCOME	1,144,930	1,325,163	525,275	587,659

OTHER INCOME	—	312	—	148

INCOME BEFORE INCOME TAXES	1,144,930	1,325,475	525,275	587,807

PROVISION FOR INCOME TAXES	540,000	720,342	268,000	377,542

NET INCOME	$604,930	$605,133	$257,275	$210,265

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.26	$.26	$.11	$.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)

For the Six Months Ended September 23, 2011 and September 24, 2010

	Six Months Ended
	Sept. 23,	Sept. 24,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$604,930	$605,133

Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation	75,000	75,000

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	322,202	(198,261)
(Increase) in inventories	(290,128)	(468,704)
(Increase) in prepaid expenses and other current assets	(66,981)	(751,020)
(Increase) decrease in other assets	2,742	(90)
Increase (decrease) in accounts payable	(33,335)	44,585
(Decrease) in other current liabilities	(80,779)	(66,455)
Increase (decrease) in accrued corporate income taxes	(3,752)	720,342
(Decrease) in workers compensation assessment	(23,820)	(24,803)

Total adjustments	(98,851)	(669,406)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	506,079	(64,273)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(129,340)	(125,511)

NET CASH (USED) BY INVESTING ACTIVITIES	$(129,340)	$(125,511)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS
 (Unaudited)

For the Six Months Ended September 23, 2011 and September 24, 2010

	Six Months Ended
	Sept. 23,	Sept. 24,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in accounts receivable financing	$22,114	$97,838
Decrease in excess payments to accounts receivable factor	78,898	224,040

NET CASH PROVIDED BY FINANCING ACTIVITIES	101,012	321,878

INCREASE IN CASH	477,751	132,094

CASH, beginning of period	157,049	320,006

CASH, end of period	$634,800	$452,100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six months for:

Interest	$19,249	$13,262

Income Taxes	$690,261	$731,369

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of September 23, 2011 and September 24, 2010 and for the six months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 23, 2011 and September 24, 2010 and the results of operations and cash flows for the six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 23, 2011, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 25, 2011 has been derived from the audited financial statements at that date.

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

The Company’s customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and distributors who resell the Company’s products to OEMs.  The Company sells its products directly and through regional representatives located in all regions of the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers, the Company services, are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets.  The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply

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

Revenue Recognition:

Revenues are recognized at the shipping date of the Company’s products. The Company has historically adopted the shipping terms that title to merchandise passes to the customer at the shipping point (FOB Shipping Point). At this juncture, title has passed, the Company has recognized the sale, inventory has been relieved, and the customer has been invoiced. The Company does not offer any discounts, credits or other sales incentives.

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

An additional provision of the Dodd-Frank Act provides for all non-interest bearing transaction accounts to be fully insured by the FDIC. Coverage under this provision began on December 31, 2010 and will end on December 31, 2012.

The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk.

As of September 23, 2011, the Company had funds on deposit in the amount of $634,800 in one financial institution comprised of the following:

Non-interest bearing accounts	$430,102
Interest bearing account	204,698

$634,800

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued.  For the six months ended September 23, 2011 and September 24, 2010, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the six months ended September 23, 2011 and September 24, 2010, respectively.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements.  This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the six months ended September 23, 2011 and September 24, 2010, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the six months ended September 23, 2011 and September 24, 2010, respectively.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of September 30, 2009 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-Q. The Company has evaluated subsequent events through November 11, 2011.

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

The Company believes that, with its adoption of ASC Topic 740, the income tax positions taken by it did not have a material effect on the financial statements for the six months ended September 23, 2011.

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

Inventories are comprised of the following:

	Sept. 23,	March 25,
	2011	2011

Raw materials	$2,457,881	$2,279,762
Work in progress	726,249	673,619
Finished goods	819,370	759,991
	$4,003,500	$3,713,372

Note 4 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	Sept. 23,	March 25,
	2011	2011

Prepaid insurance	$19,870	$31,249
Prepaid corporate taxes	291,949	145,440
Other current assets	2,250	70,399
	$314,069	$247,088

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 5 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	Sept. 23,	March 25,
	2011	2011

Computers	$261,750	$258,402
Leasehold improvements	588,685	588,685
Machinery and equipment	5,268,841	5,212,686
Tools and dies	2,356,012	2,286,175
Furniture and fixture	160,020	160,020
Website development cost	7,550	7,550

	8,642,858	8,513,518
Less: accumulated depreciation and amortization	(7,319,628)	(7,244,628)
	$1,323,230	$1,268,890

Note 6 -	ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum.  The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or the Factor upon receiving 60 days prior notice.  Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of September 23, 2011, the Company reported a liability to the Factor of $22,114. As of March 25, 2011, the Company had reported excess payments to the Factor resulting in an overpayment of $78,898, which the Company applied against borrowings during the six months ended September 23, 2011.  These excess payments are reported in the accompanying financial statements as of March 25, 2011 as “Excess payments to accounts receivable factor.”

Note 7 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	Sept. 23,	March 25,
	2011	2011

Payroll and vacation accruals	$188,101	$323,205
Sales commissions	37,505	37,009
Other	58,080	4,251
	$283,686	$364,465

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

As of September 23, 2011, the Company had paid down $110,556 of this assessment.
The remaining balance of the total revised assessment payable as of September 23, 2011 was $136,879.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $604,930, which represents the net income for the six months ended September 23, 2011.  Accordingly, the Company reported accumulated retained earnings of $4,432,164 as of September 23, 2011.

Note 10-	2011 EQUITY INCENTIVE PLAN:

On August 31, 2011, the Company’s shareholders approved the adoption of the Company’s 2011 Equity Incentive Plan (“2011 Plan”) to provide for the grant of stock options and restricted stock awards to purchase up to 750,000 shares of the Company’s common stock to all employees, consultants and other eligible participants including senior management and members of the Board of Directors of the Company.  The 2011 Plan replaced the prior 2002 Employee Stock Option Plan which had expired in accordance with its terms.

Options granted to employees under the 2011 Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not qualify (non-qualified stock options).

Under the 2011 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) or greater shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company’s common stock and the option must not be exercisable after the expiration of five years from the day of the grant. The 2011 Plan also provides that holders of options that wish to pay for the exercise price of their options with shares of the Company’s common stock must have beneficially owned such stock for at least six months prior to the exercise date.

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock.

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 23, 2011, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits.  The Company accrued $94,800 for the six months ended September 23, 2011.  For the year ended March 25, 2011, the Company’s contribution was $173,000.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The Company has renewed its lease for its corporate offices (including its manufacturing facility) located at 140 58th Street, Suite 8E, Brooklyn, New York.  The renewed lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2012	$149,380
2013	153,860
2014	158,480
2015	163,240
2016	168,120
Thereafter	853,100
$1,646,180

The rental expense for the six months ended September 23, 2011 and September 24, 2010 was $79,950 and $72,534, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available.  The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $56,064 and $57,273 for the six months ended September 23, 2011 and September 24, 2010, respectively.

As of October 2, 2011, the Company received notice from the U.S. Small Business Administration-HUBZone Program that on October 1, 2011 the Company is no longer eligible for participation in the HUBZone Program because the Company’s principal office is not located in a qualified HUBZone. As a result of the 2010 decennial census, certain designated HUBZones lost their status as a qualified HUBZone on October 1, 2011, which is the date on which the U.S. Census Bureau publicly released the first results from the 2010 Census. The Company’s principal office in which the Company has been based since 1991 is no longer within a designated HUBZone and thus the Company is no longer approved by the federal government as a “HUBZone small business enterprise”. Although it is possible that the loss of eligibility for participation in the HUBZone Program may have a material adverse effect on the business of the Company, at this juncture, the Company cannot determine whether such loss of eligibility will have a material adverse effect on our business.

Legislation has been introduced in the U.S. Congress to restore HUBZone certification to a number of areas, including where the Company’s principal office is located. No assurance can be given as to the likelihood that this legislation will be enacted.

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

Critical Accounting Policies

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies, which could have the most significant effect on the Company’s reported results and require the most difficult, subjective or complex judgments by management.

●
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
(continued)

Critical Accounting Policies (continued)

●
Inventory Valuation:
Inventories are stated at cost on a first-in, first-out basis, which does not exceed market value. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

●
Income Taxes:
The Company records a liability for potential tax assessments based on its estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. Income tax expense in future periods could be adjusted for the difference between actual payments and the Company’s recorded liability based on its assessments and estimates.

●
Revenue Recognition:
Revenues are recognized at the shipping date of the Company’s products. The Company has historically adopted the shipping terms that title merchandise passes to the customer at the shipping point (FOB Shipping Point). At this juncture, title has passed, the Company has recognized the sale, inventory has been relieved, and the customer has been invoiced. The Company does not offer any discounts, credits or other sales incentives.

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

●
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

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended September 23, 2011 and September 24, 2010, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Critical Accounting Policies (continued)

Comparative Analysis-Six Months Ended September 23, 2011 and September 24, 2010

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

	Sept 23,	Sept 24,
	2011	2010

Operating Revenues (in thousands)	$6,824	$6,668

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	66.02%	64.11%
Selling, General and Administrative	15.77%	14.64%
Interest Expense	.33%	.26%
Depreciation and amortization	1.10%	1.12%

TOTAL COSTS AND EXPENSES	83.22%	80.13%

Operating Income	16.78%	19.87%

Other Income	—	—

Income before Income Taxes	16.78%	19.87%

Income Taxes	(7.91%)	(10.80%)

Net Income	8.87%	9.07%

Operating revenues for the six months ended September 23, 2011 amounted to $6,824,250 reflecting a 2.35% increase versus the six months ended September 24, 2010 revenues of $6,667,257. The increase in revenues can be attributed to a significant increase in commercial aerospace spending and new customers in the medical device manufacturing sector.

IEH CORPORATION

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Comparative Analysis-Six Months Ended September 23, 2011 and September 24, 2010 (continued)

Cost of products sold amounted to $4,505,516 for the six months ended September 23, 2011, or 66.02% of operating revenues.  This reflected a $231,288 or 5.41% increase in the cost of products sold from $4,274,228 or 64.11% of operating revenues for the six months ended September 24, 2010.  The increase in cost of product sold is due primarily to the increased production costs associated with the increase in revenues for the quarter ended September 23, 2011.

Selling, general and administrative expenses were $1,076,380 or 15.77% of operating revenues for the six months ended September 23, 2011 compared to $975,911 or 14.64% of operating revenues for the six months ended September 24, 2010.  This category of expense increased by $100,469 or 10.29% from the prior year. The increase can be attributed to an increase in salaries to personnel, commissions and travel expenses.

Interest expense was $22,424 for the six months ended September 23, 2011 or .33% of operating revenues.  For the fiscal six months ended September 24, 2010, interest expense was $17,225 or .26% of operating revenues.  The increase of $5,199 or 30.18% reflects a minor increase in the Company’s borrowings during the quarter ended September 23, 2011.

Depreciation and amortization of $75,000 or 1.10% of operating revenues was reported for the six months ended September 23, 2011.  There was no change from the comparable six month period ended September 24,  2010 of $75,000 or 1.12% of operating revenues.

The Company reported net income of $604,930 for the six months ended September 23, 2011 representing basic earnings of $.26 per share as compared to net income of $605,133 or $.26 per share for the six months ended September 24, 2010.  The increase in net income for the current six month period can be attributed primarily to the increase in sales of its products in the commercial aerospace and medical device sectors.

IEH CORPORATION

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Comparative Analysis-Three Months Ended September 23, 2011 and September 24, 2010

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues
	Sept 23,	Sept 24,
	2011	2010

Operating Revenues (in thousands)	$3,337	$3,314

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	66.14%	65.30%
Selling, General and Administrative	16.56%	15.54%
Interest Expense	.44%	.30%
Depreciation and amortization	1.12%	1.13%

TOTAL COSTS AND EXPENSES	84.26%	82.27%

Operating Income	15.74%	17.73%

Other Income	—	—

Income before Income Taxes	15.74%	17.73%

Income Taxes	(8.03%)	(11.39%)

Net Income	7.71%	6.34%

Operating revenues for the three months ended September 23, 2011 amounted to $3,336,795 reflecting a .67% increase versus the three months ended September 24, 2010 revenues of $3,314,446. The increase in revenues can be attributed to a increase in commercial aerospace spending and new customers in the medical device manufacturing sector.

Cost of products sold amounted to $2,206,888 for the three months ended September 23, 2011, or 66.14% of operating revenues.  This reflected a $42,566 or 1.97% increase in the cost of products sold from $2,164,322 or 65.30% of operating revenues for the three months ended September 24, 2010.  The increase in cost of product sold is due primarily to the increases in material costs and related labor costs for the three months ended September 23, 2011.

IEH CORPORATION

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Comparative Analysis-Three Months Ended September 23, 2011 and September 24, 2010 (continued)

Selling, general and administrative expenses were $552,567 or 16.56% of operating revenues for the three months ended September 23, 2011 compared to $515,148 or 15.54% of operating revenues for the three months ended September 24, 2010. This category of expenses increased by $37,419 or 7.26% from the prior year. The increase can be attributed to an increase in compensation, commissions and travel expenses.

Interest expense was $14,565 for the three months ended September 23, 2011 or .44% of operating revenues.  For the fiscal three months ended September 24, 2010, interest expense was $9,817 or .30% of operating revenues.  The increase of $4,748 or 48.37% reflects primarily a minor increase in the Company’s borrowings during the quarter ended September 23, 2011.

Depreciation and amortization of $37,500 or 1.12% of operating revenues was reported for the three months ended September 23, 2011.  There was no change from the comparable three month period ended September 24, 2010 of $37,500 or 1.13% of operating revenues.

The Company reported net income of $257,275 for the three months ended September 23, 2011 representing basic earnings of $.11 per share as compared to net income of $210,265 or $.09 per share for the three months ended September 24, 2010.  The decrease in net income for the current three month period can be attributed primarily to higher material costs, increases in related labor costs and increased provisions for corporate taxes.

Liquidity and Capital Resources

The Company reported working capital of $5,940,638 as of September 23, 2011 compared to a working capital of $5,411,126 as of March 25, 2011.  The increase in working capital of $529,512 was attributable to the following items:

Net income	$604,930
Depreciation and amortization	75,000
Capital expenditures	(129,340)
Other transactions	(21,078)

As a result of the above, the current ratio (current assets to current liabilities) was 9.78 to 1 at September 23, 2011 as compared to 8.01 to 1 at March 25, 2011.  Current liabilities at September 23, 2011 were $676,328 compared to $772,080 at March 25, 2011.

For the six months ended September 23, 2011, the Company reported $129,340 in capital expenditures and depreciation of $75,000.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources (continued)

The net income of $604,930 for the six months ended September 23, 2011 resulted in an increase in stockholders’ equity to $7,199,772 as compared to stockholders’ equity of $6,594,842 at March 25, 2011.

The Company has an accounts receivable financing agreement with non-lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with  a minimum rate of 12% per annum.   Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories.  At September 23, 2011, the Company reported that the amount outstanding with the Factor was $22,114 as compared to reported excess payments to the Factor of $78,898 at March 25, 2011.  These excess payments are reported in the accompanying financial statements as “Excess repayments to accounts receivable factor.”

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $56,054 and $57,273 for the six months ended September 23, 2011 and September 24, 2010, respectively.

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

As of September 23, 2011, the Company had paid down $110,556 of this assessment and the remaining balance of the total revised assessment payable was $136,879.

On August 31, 2011 the Company’s shareholders approved the adoption of the Company’s 2011 Equity Incentive Plan (“2011 Plan”) to provide for the grant of stock options and restricted stock awards to purchase up to 750,000 shares of the Company’s common stock to all employees, consultants and other eligible participants including senior management and members of the Board of Directors of the Company. The 2011 Plan replaced the prior 2002 Employee Stock Option Plan which had expired on its terms.

Options granted to employees under the 2011 Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not qualify (non-qualified stock options).

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Liquidity and Capital Resources (continued)

Under the 2011 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) or greater shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company’s common stock and the option must not be exercisable after the expiration of five years from the day of the grant. The 2011 Plan also provides that holders of options that wish to pay for the exercise price of their options with shares of the Company’s common stock must have beneficially owned such stock for at least six months prior to the exercise date.

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock.

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 23, 2011, no options or restricted stock awards had been granted under the 2011 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers.  Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $94,800 for the six months ended September 23, 2011.  For the year ended March 25, 2011, the Company’s contribution was $173,000.

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

As of September 23, 2011, our unrestricted cash was $634,800 of which $204,698 was in an interest bearing money market account with and the balance of $430,102 was maintained in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer (who is also our President) and its Chief Financial Officer (who is also our controller and principal accounting officer) have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in this Report that it files or submit under the Exchange Act is, recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  Management does not view the Company’s inability to timely file its Annual Report on Form 10-K for the fiscal year ended March 25, 2011 as evidence that the Company’s disclosure controls and procedures were not effective as the delay experienced by the Company in completing its Annual Report was caused by the delay in completing its financial statements for the period ended March 25, 2011 which resulted in a delay in obtaining the review of such financial statements by its independent registered public accounting firm. Accordingly, the Company’s management was not able to complete its preparation of the Annual Report prior to the required filing date.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.  In connection with their review and assessment of our

IEH CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(continued)

Changes in Internal Control over Financial Reporting (continued)

disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended September 23, 2011 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,669,517, $1,069,437 and $768,003, respectively, for the fiscal years ended March 25, 2011, March 26, 2010 and March 27, 2009, and $604,930 for the six months ended September 23, 2011. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

Our reported financial results in the future could be impacted by the loss of eligibility for participation in the U.S. Small Business Administration HUBZone Program.

As of October 2, 2011, the Company received notice from the U.S. Small Business Administration-HUBZone Program that on October 1, 2011 the Company is no longer eligible for participation in the HUBZone Program because the Company’s principal office is not located in a qualified HUBZone. As a result of the 2010 decennial census, certain designated HUBZones lost their status as a qualified HUBZone on October 1, 2011, which is the date on which the U.S. Census Bureau publicly released the first results from the 2010 Census. The Company’s principal office in which the Company has been based since 1991 is no longer within a designated HUBZone and thus the Company is no longer approved by the federal government as a “HUBZone small business enterprise”. Although it is possible that the loss of eligibility for participation in the HUBZone Program may have a material adverse effect on the business of the Company, at this juncture, the Company cannot determine whether such loss of eligibility will have a material adverse effect on our business.

Legislation has been introduced in the U.S. Congress to restore HUBZone certification to a number of areas, including where the Company’s principal office is located. No assurance can be given as to the likelihood that this legislation will be enacted.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 25, 2011 traded as low as $3.56 per share and as high as $5.00 per share. During the six month period ended September 23, 2011, our common stock traded in the range of $4.44 per share to $5.40 per share.  We cannot assure you that your initial investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

●	Quarterly variations in our operating results.
●	Announcements we make regarding significant contracts, acquisitions, dispositions, strategic partnerships, or joint ventures.
●	Additions or departures of key personnel.
●	The introduction of competitive offerings by existing or new competitors.
●	Uncertainty about and customer confidence in the current economic conditions and outlook.
●	Reduced demand for any of our products.
●	Sales of our common stock.

In addition, the stock market in general, and companies whose stock is traded on the Over-The-Counter Market and is quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System Bulletin Board under the symbol “IEHC.OB” have experienced extreme price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS.

(a) Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act*

Exhibit 101.INS XBRL	Instance Document*

Exhibit 101.SCH XBRL	Taxonomy Extension Schema*

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF XBRL	Taxonomy Extension Definition Label Document*

IEH CORPORATION

PART II: FINANCIAL INFORMATION

ITEM 6	EXHIBITS (continued)

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the six months ended September 23, 2011 and September 24, 2010; (ii) Balance Sheets as of September 23, 2011 and March, 25, 2011; (iii) Statement of Cash Flows for the six months ended September 23, 2011 and September 24, 2010; and (iv) Notes to Financial Statements for the six months ended September 23, 2011.

In accordance with Rule 406T of Regulation S-the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K during Quarter

On September 6, 2011, the Company filed a report on Form 8-K announcing the results of its 2011 Annual Meeting of Shareholders held on August 31, 2011 including the election of directors, the ratification of the appointment of Jerome Rosenberg CPA as the Company’s independent registered public accounting firm for the year ending March 30, 2012, and the approval of the 2011 Plan. The Company also announced that Mr. Murray Sennet, a director of the Company since 1970, had resigned effective immediately on September 1, 2011 for health reasons.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

November 14, 2011	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

November 14, 2011	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)