Form 10-Q
period 2011-12-23
IEH CORPORATION
filed 2012-02-01
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 23, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 23, 2011.

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	36

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	37

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	38

Exhibit 101.INS XBRL	Instance Document*

Exhibit 101.SCH XBRL	Taxonomy Extension Schema*

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF XBRL	Taxonomy Extension Definition Label Document*

*Submitted electronically herewith.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 23, 2011 and March 25, 2011

	Dec. 23,	March 25,
	2011	2011
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$418,277	$157,049
Accounts receivable, less allowances for doubtful accounts of $11,562 at December 23, 2011 and March 25, 2011	1,551,619	1,986,799
Inventories (Note 3)	4,317,800	3,713,372
Excess payments to accounts receivable factor (Note 6)	103,366	78,898
Prepaid expenses and other current assets (Note 4)	493,565	247,088

Total Current Assets	6,884,627	6,183,206

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,357,128 at December 23, 2011 and $7,244,628 at March 25, 2011 (Note 5)	1,326,885	1,268,890
	1,326,885	1,268,890

OTHER ASSETS:
Other assets	26,645	27,887
	26,645	27,887

Total Assets	$8,238,157	$7,479,983

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of December 23, 2011 and March 25, 2011

	Dec. 23,	March 25,
	2011	2011
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$160,527	$356,225
Accrued corporate income taxes	—	3,752
Workers compensation insurance assessments- current portion (Note 8)	47,638	47,638
Other current liabilities (Note 7)	471,561	364,465

Total Current Liabilities	679,726	772,080

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	77,332	113,061
Total Long-Term Liabilities	77,332	113,061

Total Liabilities	757,058	885,141

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at December 23, 2011 and March 25, 2011	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	4,713,491	3,827,234
Total Stockholders’ Equity	7,481,099	6,594,842

Total Liabilities and Stockholders’ Equity	$8,238,157	$7,479,983

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Nine and Three Months Ended December 23, 2011 and December 24, 2010

	Nine Months Ended		Three Months Ended
	Dec. 23,	Dec. 24,	Dec. 23,	Dec. 24,
	2011	2010	2011	2010

REVENUE, net sales	$9,872,665	$10,237,382	$3,048,415	$3,569,855

COSTS AND EXPENSES

Cost of products sold	6,464,286	6,515,838	1,958,770	2,241,610
Selling, general and administrative	1,625,728	1,495,126	549,347	519,214
Interest expense	30,794	31,007	8,370	13,782
Depreciation	112,500	112,500	37,500	37,500
	8,233,308	8,154,471	2,553,987	2,812,106

OPERATING INCOME	1,639,357	2,082,911	494,428	757,749

OTHER INCOME	—	461	—	149

INCOME BEFORE INCOME TAXES	1,639,357	2,083,372	494,428	757,898

PROVISION FOR INCOME TAXES	753,100	1,080,342	213,100	360,000

NET INCOME	$886,257	$1,003,030	$281,328	$397,898

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.38	$.44	$.12	$.17

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Nine Months Ended December 23, 2011 and December 24, 2010

	Nine Months Ended
	Dec. 23,	Dec. 24,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$886,257	$1,003,030

Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation	112,500	112,500

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	435,180	(390,947)
(Increase) in inventories	(604,428)	(970,504)
(Increase) decrease in excess payments to accounts receivable factor	(24,468)	224,040
(Increase) in prepaid expenses and other current assets	(246,477)	(1,012,608)
(Increase) decrease in other assets	1,242	(3,090)
Increase (decrease) in accounts payable	(195,698)	(5,106)
(Decrease) in other current liabilities	107,096	101,401
Increase (decrease) in accrued corporate income taxes	(3,752)	1,080,342
(Decrease) in workers compensation assessment	(35,729)	(37,072)

Total adjustments	(454,534)	(901,044)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	431,723	101,986

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(170,495)	(183,727)

NET CASH (USED) BY INVESTING ACTIVITIES	$(170,495)	$(183,727)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

For the Nine Months Ended December 23, 2011 and December 24, 2010

	Nine Months Ended
	Dec. 23,	Dec. 24,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in accounts receivable financing	$—	$122,383

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	122,383

INCREASE IN CASH	261,228	40,642

CASH, beginning of period	157,049	320,006

CASH, end of period	$418,277	$360,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine months for:

Interest	$28,535	$24,882

Income Taxes	$1,260,731	$1,026,369

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of December 23, 2011 and December 24, 2010 and for the nine months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 23, 2011 and December 24, 2010 and the results of operations and cash flows for the nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended December 23, 2011, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 25, 2011 has been derived from the audited financial statements at that date.

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

The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk.

As of December 23, 2011, the Company had funds on deposit in the amount of $418,277 in one financial institution comprised of the following:

Non-interest bearing accounts	$203,447
Interest bearing account	214,830

$418,277

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 23, 2011 and December 24, 2010, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the nine months ended December 23, 2011 and December 24, 2010, respectively.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the nine months ended December 23, 2011 and December 24, 2010, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the nine months ended December 23, 2011 and December 24, 2010, respectively.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events,” which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of September 30, 2009 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-Q. The Company has evaluated subsequent events through January 25, 2012.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. The guidance of FSP FAS No. 107-1 and APB No. 28-1 is now included in ASC Topic 825, Financial Statements. The adoption of FSP FAS No. 107-1 and APB No. 28-1 has not had a material impact on the Company’s financial position, results of operations or cash flows.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Effect of New Accounting Pronouncements: (continued)

The Company has adopted the provisions of ASC Topic, 740, Income Taxes which includes the provisions of Financial Accounting Standards Board Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in an income tax filing.

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

The Company believes that, with its adoption of ASC Topic 740, the income tax positions taken by it did not have a material effect on the financial statements for the nine months ended December 23, 2011.

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures which includes the provisions of SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. ASC Topic 820 and SFAS No. 157 provide a single definition of fair value, together with a framework for measuring it, and require additional disclosure about the use of fair value to measure assets and liabilities. The Company does not believe that ASC Topic 820 will have a material impact on its financial statements.

The Company has adopted the provisions of ASC Topic 825, Financial Instruments, which includes the provisions of SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. The objective of ASC Topic 825 and SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. They also require entities to display the fair value of those assets and liabilities. The Company has chosen to use fair value on the face of the balance sheet. The Company does not believe that ASC Topic 825 will have a material impact on its financial statements.

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

Inventories are comprised of the following:

	Dec. 23,	March 25,
	2011	2011

Raw materials	$2,650,841	$2,279,762
Work in progress	783,264	673,619
Finished goods	883,695	759,991
	$4,317,800	$3,713,372

Note 4 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	Dec. 23,	March 25,
	2011	2011

Prepaid insurance	$79,616	$31,249
Prepaid corporate taxes	408,849	145,440
Other current assets	5,100	70,399
	$493,565	$247,088

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	Dec. 23,	March 25,
	2011	2011

Computers	$262,364	$258,402
Leasehold improvements	588,685	588,685
Machinery and equipment	5,275,416	5,212,686
Tools and dye	2,389,978	2,286,175
Furniture and fixture	160,020	160,020
Website development cost	7,550	7,550

	8,684,013	8,513,518
Less: accumulated depreciation and amortization	(7,357,128)	(7,244,628)
	$1,326,885	$1,268,890

Note 6 -	ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum. The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or the Factor upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At December 23, 2011 and March 25, 2011, the Company had reported excess payments to the Factor resulting in overpayments of $103,366 and $78,898, respectively, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of December 23, 2011 and March 25, 2011 as “Excess payments to accounts receivable factor.”

Note 7 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	Dec. 23,	March 25,
	2011	2011

Payroll and vacation accruals	$338,048	$323,205
Sales commissions	36,929	37,009
Other	96,584	4,251
	$471,561	$364,465

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

As of December 23, 2011, the Company had paid down $122,465 of this assessment. The remaining balance of the total revised assessment payable as of December 23, 2011 was $124,970.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $886,257, which represents the net income for the nine months ended December 23, 2011. Accordingly, the Company reported accumulated retained earnings of $4,713,491 as of December 23, 2011.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 23, 2011, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $142,200 for the nine months ended December 23, 2011. For the year ended March 25, 2011, the Company’s contribution was $173,000.

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
$1,646,180

The rental expense for the nine months ended December 23, 2011 and December 24, 2010 was $111,295 and $108,081, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $87,198 and $84,376 for the nine months ended December 23, 2011 and December 24, 2010, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 12 -	COMMITMENTS AND CONTINGENCIES: (continued)

As of October 2, 2011, the Company received notice from the U.S. Small Business Administration-HUBZone Program that effective October 1, 2011 the Company is no longer eligible for participation in the HUBZone Program because the Company’s principal office is no longer located in a qualified HUBZone. As a result of the 2010 decennial census, certain designated HUBZones lost their status as a qualified HUBZone on October 1, 2011. The Company’s principal office in which the Company has been based since 1991 is no longer within a designated HUBZone and thus the Company is no longer approved by the federal government as a HUBZone small business enterprise. Although it is possible that the loss of eligibility for participation in the HUBZone Program may have a material adverse effect on the business of the Company, at this juncture, the Company cannot determine whether such loss of eligibility will have a material adverse effect on our business.

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

Inventories are stated at cost on first-in, first-out basis, which does not exceed market value. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

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

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended December 23, 2011 and December 24, 2010, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Comparative Analysis-Nine Months Ended December 23, 2011 and December 24, 2010

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

	Dec. 23,	Dec. 24,
	2011	2010

Operating Revenues (in thousands)	$9,873	$10,237

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	65.47%	63.65%
Selling, General and Administrative	16.47%	14.60%
Interest Expense	.31%	.30%
Depreciation and amortization	1.14%	1.10%

TOTAL COSTS AND EXPENSES	83.39%	79.65%

Operating Income	16.61%	20.35%

Other Income	—	—

Income before Income Taxes	16.61%	20.35%

Income Taxes	(7.63%)	(10.55%)

Net Income	8.98%	9.80%

Operating revenues for the nine months ended December 23, 2011 amounted to $9,872,665 reflecting a 3.56% decrease versus the nine months ended December 24, 2010 revenues of $10,237,382. The decrease in revenues can be attributed to a decline in military and commercial spending.

IEH CORPORATION

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Nine Months Ended December 23, 2011 and December 24, 2010 (continued)

Cost of products sold amounted to $6,464,286 for the nine months ended December 23, 2011, or 65.47% of operating revenues. This reflected a $51,552 or .79% decrease in the cost of products sold from $6,515,838 or 63.65% of operating revenues for the nine months ended December 24, 2010. The decrease in cost of product sold is due primarily to the decline in military and commercial spending.

Selling, general and administrative expenses were $1,625,728 or 16.47% of operating revenues for the nine months ended December 23, 2011 compared to $1,495,126 or 14.60% of operating revenues for the nine months ended December 24, 2010. This category of expense increased by $130,602 or 8.74% from the prior nine month period. The increase can be attributed to an increase in travel expenses incurred to procure new business.

Interest expense was $30,794 for the nine months ended December 23, 2011 or .31% of operating revenues. For the fiscal nine months ended December 24, 2010, interest expense was $31,007 or .30% of operating revenues. The decrease of $213 or .69% reflects a minor decrease in the Company’s borrowings during the quarter ended December 23, 2011.

Depreciation and amortization of $112,500 or 1.14% of operating revenues was reported for the nine months ended December 23, 2011. There was no change from the comparable nine month period ended December 24, 2010 of $112,500 or 1.10% of operating revenues.

The Company reported net income of $886,257 for the nine months ended December 23, 2011 representing basic earnings of $.38 per share as compared to net income of $1,003,030 or $.44 per share for the nine months ended December 24, 2010. The decrease in net income for the current nine month period can be attributed primarily to the decline in sales of its products in the commercial aerospace and medical device sectors.

IEH CORPORATION

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended December 23, 2011 and December 24, 2010

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues
	Dec. 23,	Dec. 24,
	2011	2010

Operating Revenues (in thousands)	$3,048	$3,570

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	64.27%	62.79%
Selling, General and Administrative	18.01%	14.54%
Interest Expense	.26%	.39%
Depreciation and amortization	1.25%	1.05%

TOTAL COSTS AND EXPENSES	83.79%	78.77%

Operating Income	16.21%	21.23%

Other Income	—	—

Income before Income Taxes	16.21%	21.23%

Income Taxes	(6.99%)	(10.08%)

Net Income	9.22%	11.15%

Operating revenues for the three months ended December 23, 2011 amounted to $3,048,415 reflecting a 14.61% decrease versus the three months ended December 24, 2010 revenues of $3,569,855. The decrease in revenues can be attributed to a decline in military and commercial spending.

Cost of products sold amounted to $1,958,770 for the three months ended December 23, 2011, or 64.27% of operating revenues. This reflected a $282,840 or 12.62% decrease in the cost of products sold from $2,241,610 or 62.79% of operating revenues for the three months ended December 24, 2010. The decrease in cost of product sold is due primarily to the aforementioned decline in military and commercial spending.

IEH CORPORATION

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended December 23, 2011 and December 24, 2010 (continued)

Selling, general and administrative expenses were $549,347 or 18.01% of operating revenues for the three months ended December 23, 2011 compared to $519,214 or 14.54% of operating revenues for the three months ended December 24, 2010. This category of expenses increased by $30,133 or 5.80% from the prior year. The increase can be attributed to an increase in travel expenses incurred to procure new business.

Interest expense was $8,370 for the three months ended December 23, 2011 or .26% of operating revenues. For the fiscal three months ended December 24, 2010, interest expense was $13,782 or .39% of operating revenues. The decrease of $5,412 or 39.27% reflects primarily a decrease in the Company’s borrowings during the quarter ended December 23, 2011.

Depreciation and amortization of $37,500 or 1.25% of operating revenues was reported for the three months ended December 23, 2011. There was no change from the comparable three month period ended December 24, 2010 of $37,500 or 1.05% of operating revenues.

The Company reported net income of $281,328 for the three months ended December 23, 2011 representing basic earnings of $.12 per share as compared to net income of $397,898 or $.17 per share for the three months ended December 24, 2010. The decrease in net income for the current three month period can be attributed primarily to a decline in military and commercial spending and an increase in travel costs related to the Company’s attempt to procure new business.

Liquidity and Capital Resources

The Company reported working capital of $6,204,901 as of December 23, 2011 compared to a working capital of $5,411,126 as of March 25, 2011. The increase in working capital of $793,775 was attributable to the following items:

Net income	$886,257
Depreciation and amortization	112,500
Capital expenditures	(170,495)
Other transactions	(34,487)

As a result of the above, the current ratio (current assets to current liabilities) was 10.13 to 1 at December 23, 2011 as compared to 8.01 to 1 at March 25, 2011. Current liabilities at December 23, 2011 were $679,726 compared to $772,080 at March 25, 2011.

For the nine months ended December 23, 2011, the Company reported $170,495 in capital expenditures and depreciation of $112,500.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The net income of $886,257 for the nine months ended December 23, 2011 resulted in an increase in stockholders’ equity to $7,481,099 as compared to stockholders’ equity of $6,594,842 at March 25, 2011.

The Company has an accounts receivable financing agreement with non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At December 23, 2011, the Company reported excess payments to the Factor of $103,366 as compared to reported excess payments to the Factor of $78,898 at March 25, 2011. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.”

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $87,198 and $84,376 for the nine months ended December 23, 2011 and December 24, 2010, respectively.

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

As of December 23, 2011, the Company had paid down $122,465 of this assessment and the remaining balance of the total revised assessment payable was $124,970.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 23, 2011, no options or restricted stock awards had been granted under the 2011 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $142,200 for the nine months ended December 23, 2011. For the year ended March 25, 2011, the Company’s contribution was $173,000.

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

As of December 23, 2011, our unrestricted cash was $418,277 of which $214,830 was in an interest bearing money market account with and the balance of $203,447 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Control over Financial Reporting (continued)

disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended December 23, 2011 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,669,517, $1,069,437 and $768,003, respectively, for the fiscal years ended March 25, 2011, March 26, 2010 and March 27, 2009, and $886,257 for the nine months ended December 23, 2011. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a non-lending institution (“Factor”) whereby we can borrow up to 80 percent of our eligible receivables at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate. No assurances can be given that this financing agreement will continue into the future. If we are unable to continue with this agreement, our cash flow might adversely be affected.

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

Our reported financial results in the future could be impacted by the Company’s current loss of eligibility for participation in the U.S. Small Business Administration HUB Zone Program.

As of October 2, 2011, the Company received notice from the U.S. Small Business Administration-HUBZone Program that effective October 1, 2011 the Company is no longer longer eligible for participation in the HUBZone Program because the Company’s principal office is not located in a qualified HUBZone. As a result of the 2010 decennial census, certain designated HUBZones lost their status as a qualified HUBZone on October 1, 2011. The Company’s principal office in which the Company has been based since 1991 is no longer within a designated HUBZone and thus the Company is no longer approved by the federal government as a “HUBZone small business enterprise”. Although it is possible that the loss of eligibility for participation in the HUBZone Program may have a material adverse effect on the business of the Company, at this juncture, the Company cannot determine whether such loss of eligibility will have a material adverse effect on our business.

Legislation has been introduced in the U.S. Congress to restore HUBZone certification to a number of areas, including where the Company’s principal office is located. No assurance can be given as to the likelihood that this legislation will be enacted.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 25, 2011 traded as low as $3.56 per share and as high as $5.00 per share. During the nine month period ended December 23, 2011, our common stock traded in the range of $3.75 per share to $5.40 per share. We cannot assure you that your initial investment in our common stock will not

IEH CORPORATION

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS (continued)

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

IEH CORPORATION

PART II: OTHER INFORMATION

ITEM 6 EXHIBITS (continued)

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the nine months ended December 23, 2011 and December 24, 2010; (ii) Balance Sheets as of December 23, 2011 and March 25, 2011; (iii) Statement of Cash Flows for the nine months ended December 23, 2011 and December 24, 2010; and (iv) Notes to Financial Statements for the nine months ended December 23, 2011.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

February 1, 2012	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

February 1, 2012	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)

-37-