Form 10-K
period 2012-03-30
IEH CORPORATION
filed 2012-07-09
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 30, 2012.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to _____.

Commission File Number   0-5278

IEH CORPORATION

(Name of Small Business Issuer in Its Charter)

NEW YORK	13-5549348
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

140 58th Street, Suite 8E
Brooklyn, NY 11220	(718) 492-4448
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.01 Par Value Per Share

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.;

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 23, 2011): $12,093,207.00.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On July 9, 2012, the Registrant had 2,303,468 shares of common stock issued and outstanding.

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

FOR THE YEAR ENDED MARCH 30, 2012

References in this Annual Report to, the terms “Company”, “IEH”, “we”, “us” and “our” refer to IEH Corporation, unless otherwise stated or the context clearly indicates otherwise.

Index

IEH CORPORATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Securities Act and the Exchange Act, respectively. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to protect intellectual property; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statements. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

Our customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and Distributors who resell our products to OEMs. We sell our products directly and through 16 independent sales representatives located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 31% and 60%, respectively, of the Company’s net sales for the year ended March 30, 2012. Our offering of “QPL” items has recently been expanded to include additional products.

In order to remain competitive, the Company has an internal program to upgrade, add and maintain machinery, review material costs and increase labor force productivity. We recently purchased several machines to increase the productivity of certain processes. This will help us meet this goal.

Index IEH CORPORATION PART I

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

Commitments

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (the “Union”). Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $115,637 for the year ended March 30, 2012 and $110,881 for the year ended March 25, 2011.

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
$247,435

As of March 30, 2012, the Company had paid down $134,374 of this assessment.

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

As of March 30, 2012, the remaining balance of the revised assessment payable was $113,061.

We have been approved by the federal government as a “HubZone small business Company”. This classification is monitored, and while the Company must remain competitive, it is taken into consideration by large business concerns when awarding military contracts in support of government programs. The federal government has mandated that major corporations being awarded government contracts must give a specific percentage of such business to “Hub-Zone small business enterprises”.

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

Index IEH CORPORATION PART I

Item 1.	Business (continued)

Marketing and Sales

The market for connectors and interconnect devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors and interconnects. For example, connectors include: printed wiring board, rectangular I/O, circular, planar (IOC) RF coaxial, IC socket and fiber optic. The Company has been servicing a niche in the market by manufacturing connectors containing HYPERTAC ™ contact designs in the printed wiring board style of connectors.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the years ended March 30, 2012 and March 25, 2011, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

Five of the Company’s customers accounted for 50.3% of the Company’s net sales for the year ended March 30, 2012. Two of those customers accounted for 24% of the Company’s net sales. Four of the Company’s customers accounted for 38% of the Company’s net sales for the year ended March 25, 2011. One of those customers accounted for 14% of the Company’s net sales.

The Company currently employs 16 independent sales representatives to market its products in all regions in the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 94% of Company net sales for the year ended March 30, 2012 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 9% of net sales for the years ended March 30, 2012 and March 25, 2011, respectively.

Index IEH CORPORATION PART I

Item 1.	Business (continued)

Backlog of Orders/Capital Requirements

The backlog of orders for the Company’s products amounted to approximately $5,400,000 at March 30, 2012 as compared to $5,450,000 at March 25, 2011. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

Many of the Company’s competitors have greater financial resources than the Company and no assurances can be given that the Company will be able to compete effectively with these companies in the future.

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

Index IEH CORPORATION PART I

Item 1.	Business (continued)

Research and Development (continued)

new connector designs based on changes in technology and in an attempt to create innovative, more efficient connector designs.

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 30, 2012 and March 25, 2011.

Employees

The Company presently employs approximately 121 people, two (2) of whom are executive officers; three (3) are engaged in management activities; nine (9) provide general and administrative services; and approximately 107 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the Union, which expired on March 31, 2012. The Union and the Company are currently engaged in negotiations for the terms of a new contract. The Company believes that it has a good relationship with its employees and the Union.

Governmental Regulations

The Company is subject to federal regulations under the Occupational Safety and Health Act (“OSHA”) and the Defense Supply Command Columbus (“DSCC”).

OSHA provides federal guidelines and specifications to companies in order to insure the health and safety of employees. DSCC oversees the quality and specifications of products and components manufactured and sold to the government and the defense industry. DSCC’s primary customer is the U.S. military. Many of our products appear on the DSCC Qualified Products Listing (“QPL”). To remain qualified, the Company submits its products to an outside testing laboratory which performs all required testing. After review by the Company of the testing results the data is then submitted to the DSCC. The Company and its products are only approved and remain on the QPL if the Company has passed all testing requirements. Although DESC continuously requires suppliers to meet changing specifications, the Company has not encountered any significant problems meeting such specifications and its products have, in the past, been approved. The Company is unaware of any changes in the government’s regulations which are expected to materially affect the Company’s business.

Item 1A.	Risk Factors

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Index IEH CORPORATION PART I

Item 2.	Properties (continued)

The Company has renewed its lease for its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York. The renewed lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:
2013	$153,860
2014	158,480
2015	163,240
2016	168,120
2017	173,180
Thereafter	679,920
$1,496,800

The Company leases approximately 20,400 square feet of space, of which it estimates 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations.

The rental expense for the years ended March 30, 2012 and March 25, 2011 was $149,380 and $133,849, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3.	Legal Proceedings

The Company is not a party to or aware of any pending or threatened legal proceedings which, in the opinion of the Company’s management, would result in any material adverse effect on its results of operations or its financial condition.

Item 4.	(Removed and Reserved)

 PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Principal Market

The common stock of the Company (the “common stock”) is traded in the Over-The-Counter Market Electronic Bulletin Board (OTCBB) and is quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System Bulletin Board under the symbol (“IEHC”).

Market Information

The range of high and low bid prices for the Company’s common stock, for the periods indicated as set forth below as quoted over the Electronic Bulletin Board (OTCBB). Set forth below is a table indicating the high and low bid prices of the common stock during the periods indicated.

Index IEH CORPORATION PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters (continued)

Market Information (continued)

Year	High Bid	Low Bid
Fiscal Year ended March 30, 2012 (*)

1st Quarter	$5.20	$4.44
2nd Quarter	$5.40	$4.85
3rd Quarter	$5.30	$3.75
4th Quarter	$4.50	$3.85

Fiscal Year ended March 25, 2011 (*)

1st Quarter	$4.45	$3.56
2nd Quarter	$4.45	$3.60
3rd Quarter	$4.89	$3.60
4th Quarter (*) As reported by the OTCBB.	$5.00	$4.05

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

On June 12, 2012 (the last day prior to the filing of this report on which trading in the common stock occurred), the high bid for the common stock was $4.09 and the low bid was $3.30.

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

Approximate Number of Equity Security Holders

The number of record holders of the Company’s common stock as of July 2, 2012 was approximately 469. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Transfer Agent

The transfer agent for our common stock is Registrar & Transfer Company located in Cranford, New Jersey.

Index IEH CORPORATION PART II

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

Our customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and Distributors who resell our products to OEMs. We sell our products directly and through 16 independent sales representatives located in all regions of the United States as well as in, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 31% and 60%, respectively, of the Company’s net sales for the year ended March 30, 2012. Our offering of “QPL” items has recently been expanded to include additional products.

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

The Company’s policy with respect to customer returns and allowances as well as product warranty is as follows:

The Company will accept a return of a defective product within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost will repair and return it to the customer. If not repairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of the product deemed defective.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 30, 2012 and March 25, 2011, respectively.

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues
	March 30,	March 25,
	2012	2011

Operating revenues (in thousands)	$13,293	$13,824

Operating expenses:
(as a percentage of operating revenues)

Costs of products sold	66.1%	62.9%
Selling, general and administrative	15.9%	14.4%
Interest expense	.3%	.3%
Depreciation and amortization	1.4%	1.2%

TOTAL COSTS AND EXPENSES	83.7%	78.8%

Operating income	16.3%	21.2%

Other income	—	—

Income before income taxes	16.3%	21.2%

Income taxes	(8.0%)	(9.2%)

Net income	8.3%	12.0%

Index IEH CORPORATION PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 30, 2012 vs. March 25, 2011 (continued)

Net sales for the year ended March 30, 2012 amounted to $13,292,732 reflecting a 3.8% decrease versus the year ended March 25, 2011 net sales of $13,823,640. The decrease in net sales is a direct result of a slow economy.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the fiscal years ended March 30, 2012 and March 25, 2011, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.

Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

For the fiscal year ended March 30, 2012, five of the Company’s customers accounted for approximately 50.3% of net sales. Of these, two customers accounted for approximately 24% of net sales. Four of the Company’s customers accounted for 38% of the Company’s net sales for the year ended March 25, 2011. One of those customers accounted for 14% of the Company’s net sales.

The Company currently employs 16 independent sales representatives to market its products in all regions of the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These sales representatives accounted for approximately 94% of the Company’s net sales for the year ended March 30, 2012, with the balance of net sales being generated by direct customer contact.

For the fiscal year ended March 30, 2012, the Company’s principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 91% of the Company’s net sales for the years ended March 30, 2012 and March 25, 2011, respectively. Approximately 9% of net sales were made to international customers for the years ended March 30, 2012 and March 25, 2011, respectively.

Cost of products sold amounted to $8,782,313 for the fiscal year ended March 30, 2012, or 66.1% of operating revenues. This reflected an $88,841 or 1.0% increase in the cost of products sold of $8,693,472 or 62.9% of operating revenues for the fiscal year ended March 25, 2011. This increase is due primarily to the increased cost of production associated with the increase in purchase costs of gold and other components.

Selling, general and administrative expenses were $2,118,631 and $1,983,862 or 15.9% and 14.4% of net sales for the fiscal years ended March 30, 2012 and March 25, 2011, respectively. This category of expenses increased by $134,769 or 6.8% from the prior year. The increase can be attributed to an increase in salaries, commissions and travel.

Interest expense was $39,021 for the fiscal year ended March 30, 2012 or .3% of net sales. For the fiscal year ended March 25, 2011, interest expense was $43,946 or .3% of net sales. The decrease of $4,925 or 11.2% reflects the slight decrease in interest bearing debt by the Company.

Index IEH CORPORATION PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 30, 2012 vs. March 25, 2011 (continued)

Depreciation and amortization of $185,243 or 1.4% of net sales was reported for the fiscal year ended March 30, 2012. This reflects an increase of $24,061 or 14.9% from the prior year ended March 25, 2011 of $161,182 or 1.2% of net sales. The increase is due primarily to additional new equipment being put in use during the current fiscal year.

The Company reported net income of $1,102,424 for the year ended March 30, 2012 representing basic earnings of $.48 per share as compared to net income of $1,669,517 or $ .73 per share for the year ended March 25, 2011. The decrease in net income for the current year can be attributed primarily to the reported decrease in government, military, aerospace and commercial sales.

Index IEH CORPORATION PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 30, 2012 vs. March 25, 2011 (continued)

Liquidity and Capital Resources

The Company reported working capital of $6,286,025 as of March 30, 2012 compared to a working capital of $5,411,126 as of March 25, 2011. The increase in working capital of $874,899 was attributable to the following items:

Net income	$1,102,424
Depreciation and amortization	185,243
Capital expenditures	(361,840)
Other transactions	(50,928)
$874,899

As a result of the above, the current ratio (current assets to current liabilities) was 8.73 to 1 at March 30, 2012 as compared to 8.01 to 1 at March 25, 2011. Current liabilities at March 30, 2012 were $813,040 compared to $772,080 at March 25, 2011.

The Company reported $361,840 in capital expenditures for the year ended March 30, 2012 and recorded depreciation expense of $185,243 for the year ended March 30, 2012.

The net income of $1,102,424 for the year ended March 30, 2012 resulted in an increase in stockholders’ equity to $7,697,266 as compared to stockholders’ equity of $6,594,842 at March 25, 2011.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum interest rate of 12% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 30, 2012 the Company had reported a liability to the factor of $54,943 as compared to March 25, 2011, where the Company had reported excess payments to the Factor resulting from an overpayment of $78,898, which the Company intended to apply against future borrowings. These excess repayments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor”.

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

Results of Operations (continued)

Year End Results: March 30, 2012 vs. March 25, 2011 (continued)

Liquidity and Capital Resources (continued)

The Company has a collective bargaining multi-employer plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month.

With the passage of the 1990 Act the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of such Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $115,637 for the year ended March 30, 2012 and $110,881 for the year ended March 25, 2011.

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

Results of Operations (continued)

Year End Results: March 30, 2012 vs. March 25, 2011 (continued)

Liquidity and Capital Resources (continued)

The total revised assessment for the years 2002 to 2007 is as follows:

2002	$23,445
2003	43,797
2004	51,381
2005	38,309
2006	46,477
2007	44,026
$247,435

As of March 30, 2012, the Company had paid down $134,374 of this assessment.

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

As of March 30, 2012 the remaining balance of the revised assessment payable was $113,061.

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

Results of Operations (continued)

Year End Results: March 30, 2012 vs. March 25, 2011 (continued)

Liquidity and Capital Resources (continued)

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 30, 2012, no options or restricted stock awards had been granted under the 2011 Plan.

Effects of Inflation

The Company does not view the effects of inflation to have a material effect upon its business. Increases in costs of raw materials and labor costs have been offset by increases in the price of the Company’s products, as well as reductions in costs of production, reflecting management’s efforts in this area. While the Company has in the past increased its prices to customers, it has maintained its relatively competitive price position. However, significant decreases in government and military subcontractor spending have provided excess production capacity in the industry, which in turn has tightened pricing margins.

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

See our audited Financial Statements for the fiscal year ended March 30, 2012 which follows Item 15 of this Annual Report on Form 10-K.

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

Index IEH CORPORATION PART II

Item 9A.	Controls and Procedures (continued)

Evaluations of Disclosure Controls and Procedures (continued)

controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon assessment, our management concluded that our internal control over financial reporting is effective as of March 30, 2012.

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

Index IEH CORPORATION PART II

Item 9A.	Controls and Procedures (continued)

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 30, 2012. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 30, 2012.
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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended March 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index IEH CORPORATION PART II

Item 9A.	Controls and Procedures (continued)

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

In connection with their review and assessment of our disclosure controls and procedures, the Company’s management has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the year ended March 30, 2012 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None.

Index

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of March 30, 2012, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class

Michael Offerman	71	Chairman of the Board of Directors, President and Chief Executive Officer	I

Robert Knoth	70	Chief Financial Officer, Controller, Secretary and Treasurer

Allen Gottlieb	71	Director	II

Gerald E. Chafetz	69	Director	II

Effective September 1, 2011, Murray Sennet, a member of the Board of Directors since 1970, resigned as a director for health reasons.

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. Prior to May 26, 2009, the Board of Directors consisted of three (3) members divided into two classes with two Class I Members (Messrs. Offerman and Sennet) and one Class II Member (Mr. Gottlieb). On May 26, 2009, the Board of Directors unanimously voted to increase the number of directors from three to four directors and elected Gerald E. Chafetz as a Class II Member. The Class II Members of the Board of Directors are scheduled to be elected at the Company’s 2012 Annual Meeting. All officers are elected by and serve at the discretion of the Board of Directors.

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

Gerald Chafetz. Mr. Chafetz is President of GEC Enterprises, LLC since 2011. GEC Enterprises, LLC is a property management company headquartered in Rockville Centre, New York. He was previously President of Capitol City Companies. Prior to founding Capitol City Companies, he had an extended 22-year executive career in the textile industry with several knitwear and high fashion manufacturers, including Arista Knitwear, Berwick Fashion Knitwear and Beged-or Knitwear. Mr. Chafetz graduated from the University of Hartford in 1965 with a Bachelor of Science degree in business.

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

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended March 30, 2012.

Director Independence; Meetings of Directors; Committees of the Board

Our Board of Directors currently consists of three individuals. Two of our directors (other than Michael Offerman) are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 30, 2012, our Board of Directors held one meeting and acted by unanimous written consent on two occasions.

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

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 30, 2012 and March 25, 2011 for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Total
Michael Offerman, Chief	March 30, 2012	$203,673	$40,000	$0	$243,673
Executive Officer, President (1)	March 25, 2011	$203,191	$45,000	$0	$248,191
Robert Knoth, Chief Financial	March 30, 2012	$161,481	$33,000	$0	$194,481
Officer	March 25, 2011	$149,833	$36,000	$0	$185,833

(1) During the fiscal years ended March 30, 2012 and March 25, 2011, the Company provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile allowance.

Index

IEH CORPORATION

PART III

Item 11.	Executive Compensation (continued)

(2) During the fiscal years ended March 30, 2012 and March 25, 2011, the Company provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile allowance.

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

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. For the fiscal year ended March 30, 2012, the contribution was $149,000. The contribution for the fiscal year ended
March 25, 2011 was $173,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of July 2, 2012 with respect to: (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of July 2, 2012, there were 2,303,468 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

Index

IEH CORPORATION

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage (%) of Common Stock Owned
Officers and Directors
Common Stock $.01 Par Value	Michael Offerman c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	923,784(1)	40%
	Murray Sennet c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	24,500(2)	1.1%
	Allen Gottlieb c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0	0
	Robert Knoth c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	2,195	*
	Gerald E. Chafetz c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0	0
All Officers & Directors as a Group (5 in number)		950,479(1)	41%

5% Shareholders
	Hummingbird Management, LLC 145 East 57th Street, 8th Floor New York, NY 10022	304,422	13.2%
	David and Nancy Lopez P.O. Box 323 Southampton, NY 11969	188,500	8.2%

______________________

* Denotes ownership percentage of less than 1%.

(1)	43,600 shares of common stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.
(2)	All shares set forth above are owned directly by the named individual unless otherwise stated.

Mr. Sennet resigned as a director of the Company for health reasons effective September 1, 2011.

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

The Board of Directors of IEH has selected Jerome Rosenberg, CPA P.C., as the independent auditor of IEH for the fiscal year ending March 29, 2013. Shareholders will be asked to ratify such selection at the Company’s annual meeting to be held in September 2012. The audit services provided by Jerome Rosenberg, CPA P.C., consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. A member of Jerome Rosenberg, CPA P.C., is expected to be present at the next annual meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees. During the fiscal year ended March 30, 2012 and March 25, 2011, IEH paid an aggregate of $46,400 and 43,000, respectively, to Jerome Rosenberg, CPA P.C., for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal years ended March 30, 2012 and March 25, 2011, no fees were paid to Jerome Rosenberg, CPA P.C., with respect to financial systems design or implementation.

Tax Fees. During the fiscal years ended March 30, 2012 and March 25, 2011, the Company paid to Jerome Rosenberg, CPA P.C., the sums of $4,000 and 3,800 for tax compliance, tax advice and tax planning services.

All Other Fees. During the fiscal year ended March 30, 2012, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C., and the fees paid to it for such services during the fiscal year ended March 30, 2012 has not compromised the independence of Jerome Rosenberg, CPA P.C.

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

Index

IEH CORPORATION

March 30, 2012 and March 25, 2011

Index to Financial Statements

Page
Number
Report of Independent Registered Public Accounting Firm	34

Financial Statements:

Balance Sheets as of March 30, 2012 and March 25, 2011	35

Statements of Operations for the years ended March 30, 2012 and March 25, 2011	37

Statements of Stockholders’ Equity for the years ended March 30, 2012 and March 25, 2011	38

Statements of Cash Flows for the years ended March 30, 2012 and March 25, 2011	39

Notes to Financial Statements	41

Index

Report of Independent Registered Public Accounting Firm

Board of Directors

IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation as of March 30, 2012 and March 25, 2011 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the periods ended March 30, 2012 and March 25, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 30, 2012 and March 25, 2011 and the results of its operations and its cash flows for each of the two years ended March 30, 2012 and March 25, 2011 in conformity with U.S. generally accepted accounting principles.

/s/Jerome Rosenberg CPA, P.C.
Jerome Rosenberg CPA, P.C.
Melville, New York
June 22, 2012

Index

IEH CORPORATION

BALANCE SHEETS

As of March 30, 2012 and March 25, 2011

	March 30,	March 25,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$286,109	$157,049
Accounts receivable, less allowances for doubtful accounts of $11,562 at March 30, 2012 and $11,562 at March 25, 2011	2,043,982	1,986,799
Inventories (Note 2)	4,233,260	3,713,372
Excess payments to accounts receivable factor (Note 5)	—	78,898
Prepaid expenses and other current assets (Note 3)	535,714	247,088

Total Current Assets	7,099,065	6,183,206

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,429,871 at March 30, 2012 and $7,244,628 at March 25, 2011 (Note 4)	1,445,487	1,268,890
	1,445,487	1,268,890

OTHER ASSETS:
Other assets	31,177	27,887
	31,177	27,887

Total Assets	$8,575,729	$7,479,983

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

BALANCE SHEETS (Continued)

As of March 30, 2012 and March 25, 2011

	March 30,	March 25,
	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$305,786	$356,225
Accounts receivable financing (Note 5)	54,943	—
Accrued corporate income taxes	—	3,752
Workers compensation insurance assessments- current portion (Note 8)	47,638	47,638
Other current liabilities (Note 6)	404,673	364,465

Total Current Liabilities	813,040	772,080

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	65,423	113,061
Total Long-Term Liabilities	65,423	113,061

Total Liabilities	878,463	885,141

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 30, 2012 andMarch 25, 2011	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings	4,929,658	3,827,234

Total Stockholders’ Equity	7,697,266	6,594,842

Total Liabilities and Stockholders’ Equity	$8,575,729	$7,479,983

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended March 30, 2012 and March 25, 2011

	March 30,	March 25,
	2012	2011

REVENUE, net sales (Note 13)	$13,292,732	$13,823,640

COSTS AND EXPENSES:
Cost of products sold	8,782,313	8,693,472
Selling, general and administrative	2,118,631	1,983,862
Interest expense	39,021	43,946
Depreciation and amortization	185,243	161,182
	11,125,208	10,882,462

OPERATING INCOME	2,167,524	2,941,178

OTHER INCOME	—	3,339

INCOME BEFORE INCOME TAXES	2,167,524	2,944,517

PROVISION FOR INCOME TAXES	(1,065,100)	(1,275,000)

NET INCOME	$1,102,424	$1,669,517

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)	$.48	$.73

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)	2,303	2,303

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 30, 2012 and March 25, 2011

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 26, 2010	2,303,468	$23,035	$2,744,573	$2,157,717	$4,925,325

Net income: year ended March 25, 2011	—	—	—	1,669,517	1,669,517

Balances, March 25, 2011	2,303,468	23, 035	2,744,573	3,827,234	6,594,842

Net income: year ended March 30, 2012	—	—	—	1,102,424	1,102,424

Balances, March 30, 2012	2,303,468	$23,035	$2,744,573	$4,929,658	$7,697,266

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

For the Years Ended March 30, 2012 and March 25, 2011

	March 30,	March 25,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,102,424	$1,669,517

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	185,243	161,182

Changes in assets and liabilities:
(Increase) in accounts receivable	(57,183)	(466,435)
Decrease in excess payments to accounts receivable factor	78,898	145,142
(Increase) in inventories	(519,888)	(1,140,176)
(Increase) in prepaid expenses and other current assets	(288,626)	(136,768)
(Increase) in other assets	(3,290)	(2,868)

(Decrease) in accounts payable	(50,439)	(32,893)
Increase (decrease) in other current liabilities	40,208	(68,723)
(Decrease) in accrued corporate income taxes	(3,752)	(4,257)
(Decrease) in workers compensation insurance assessment	(47,638)	(52,952)

Total adjustments	(666,467)	(1,598,748)

NET CASH PROVIDED BY OPERATING ACTIVITIES	435,957	70,769

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(361,840)	(233,726)

NET CASH (USED) BY INVESTING ACTIVITIES	$(361,840)	$(233,726)

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF CASH FLOWS (Continued)

Increase (Decrease) in Cash

For the Years Ended March 30, 2012 and March 25, 2011

	March 30,	March 25,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity in accounts receivable financing	$54,943	$—

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,943	—

INCREASE (DECREASE) IN CASH	129,060	(162,957)

CASH, beginning of period	157,049	320,006

CASH, end of period	$286,109	$157,049

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$35,438	$39,325

Income Taxes	$846,988	$1,341,369

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

The customers the Company services are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 31% and 60%, respectively, of the Company’s net sales for the year ended March 30, 2012. The Company’s offering of “QPL” items has recently been expanded to include additional products.

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The year ended March 30, 2012 was comprised of 53 weeks and the year ended March 25, 2011 was comprised of 52 weeks.

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

The Company’s policy with respect to customer returns and allowances as well as product warranty is as follows:

The Company will accept a return of a defective product within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost will repair and return to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of the defective product.

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

The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk.

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Concentration of Credit Risk (continued):

As of March 30, 2012, the Company had funds on deposit in the amount of $286,109 in one financial institution comprised of the following:

Non-interest bearing accounts	$121,158
Interest bearing account	164,951
$286,109

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings Per Share which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 30, 2012 and March 25, 2011, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets which includes the provisions of SFAS No. 144, “Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of”, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 30, 2012 and March 25, 2011.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 30, 2012 and March 25, 2011.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 30, 2012 and March 25, 2011, respectively.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events”, which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of September 30, 2009 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-K. The Company has evaluated subsequent events through June 22, 2012.

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

The Company has adopted the provisions of ASC Topic 740, Income Taxes which includes the provisions of Financial Accounting Standards Board Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes”. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in an income tax filing.

The evaluation of a tax position is a two step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being recognized. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company believes that with its adoption of ASC Topic 740, that the income tax positions taken by it did not have a material effect on the financial statements for the year ended March 30, 2012.

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

Inventories are comprised of the following:

	March 30,	March 25,
	2012	2011

Raw materials	$2,655,462	$2,279,762
Work in progress	614,658	673,619
Finished goods	963,140	759,991

	$4,233,260	$3,713,372

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 3 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	March 30,	March 25,
	2012	2011

Prepaid insurance	$57,637	$31,249
Prepaid corporate taxes	426,849	145,440
Other current assets	51,228	70,399
	$535,714	$247,088

Note 4 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	March 30,	March 25,
	2012	2011

Computers	$269,124	$258,402
Leasehold improvements	740,682	588,685
Machinery and equipment	5,276,587	5,212,686
Tools and dies	2,419,087	2,286,175
Furniture and fixture	162,328	160,020
Website development cost	7,550	7,550

	8,875,358	8,513,518
Less: accumulated depreciation and amortization	(7,429,871)	(7,244,628)

	$1,445,487	$1,268,890

Note 5 -	ACCOUNTS RECEIVABLE FINANCING:

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

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 30, 2012 the Company had reported a liability to the factor of $54,943 compared to March 25, 2011, where the Company had reported excess payments to the Factor resulting in an overpayment of $78,898, which the Company intends to apply against future borrowings. These excess repayments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor”.

Note 6 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	March 30,	March 25,
	2012	2011

Payroll and vacation accruals	$337,961	$323,205
Sales commissions	53,204	37,009
Insurance	2,807	—
Other	10,701	4,251
	$404,673	$364,465

Note 7 -	INCOME TAXES:

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

The provision for income taxes consists of the following:

March 30,
2012
Current:

Federal	$408,406
State and local	396,672
Total current tax provision	805,078

Deferred:

Federal	202,294
State and local	57,728
Total deferred tax benefit	260,022

Total provision (benefit)	$1,065,100

The components of the Company’s deferred taxes at March 30, 2012 are as follows:

Deferred tax assets:
Accounts receivable reserves	$11,562
Accrued expenses	514,926
Prepaid expenses	(139,982)
386,506

Deferred tax liabilities:
Depreciation	(129,303)

Net deferred tax assets before valuation allowance	257,203
Valuation allowance	(257,203)
Net deferred tax assets	$—

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

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 7 -	INCOME TAX (continued):

March 30,
2012

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

As of March 30, 2012, the Company had paid down $134,374 of this assessment.

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT (continued):

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

As of March 30, 2012 the remaining balance of the revised assessment payable was $113,061.

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $1,102,424, which represents the net income for the fiscal year ended March 30, 2012. As a result, the Company reported retained earnings of $4,929,658.

Note 10-	2011 EMPLOYEE STOCK OPTION PLAN:

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 30, 2012, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 30, 2012, the Company’s contribution was $149,000. For the year ended March 25, 2011, the Company’s contribution was $173,000.

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The Company has renewed its lease for its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York. The renewed lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2013	$153,860
2014	158,480
2015	163,240
2016	168,120
2017	173,180
Thereafter	679,920
$1,496,800

The rental expense for the years ended March 30, 2012 and March 25, 2011, was $149,380 and $133,849, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $115,637 for the year ended March 30, 2012 and $110,881 for the year ended March 25, 2011.

Note 13 -	REVENUES FROM MAJOR CUSTOMERS:

In the fiscal year ended March 30, 2012 five customers accounted for approximately 50.3% of revenues. During the year ended March 25, 2011 approximately 38% of the Company’s total revenues were earned from four customers. Total sales to these customers were approximately $6,687,000 and $5,240,000. Of these, two customers accounted for 12.15% and 11.83% of the Company’s sales respectively. As of March 30, 2012, amounts due from three customers represented 28% of the total balance of accounts receivable.

Index

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ Michael Offerman
Michael Offerman
President and Chief Executive Officer

Dated: July 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Offerman	July 9, 2012
Michael Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	July 9, 2012
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	July 9, 2012
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	July 9, 2012
Gerald E. Chafetz, Director

-54-