Form 10-Q
period 2012-06-29
IEH CORPORATION
filed 2012-08-13
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 29, 2012.

IEH CORPORATION

		Page
		Number

PART I –	FINANCIAL INFORMATION

ITEM 1-	FINANCIAL STATEMENTS

	Balance Sheets as of June 29, 2012 (Unaudited) and March 30, 2012	3

	Statement of Operations (Unaudited) for the three months ended June 29, 2012 and June 24, 2011	5

	Statement of Cash Flows (Unaudited) for the three months ended June 29, 2012 and June 24, 2011	6

	Notes to Financial Statements (Unaudited)	8

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	29

ITEM 4 –	CONTROLS AND PROCEDURES	29

PART II –	OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS	30

ITEM 1A –	RISK FACTORS	30

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND
	USE OF PROCEEDS	32

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4 –	REMOVED AND RESERVED	32

ITEM 5 –	OTHER INFORMATION	32

ITEM 6 –	EXHIBITS	33

SIGNATURES		35

Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	36

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	37

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	38

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of June 29, 2012 and March 30, 2012

	June 29,	March 30,
	2012	2012
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$296,979	$286,109
Accounts receivable, less allowances for doubtful accounts of $11,562 at June 29, 2012 and March 30, 2012	1,880,337	2,043,982
Inventories (Note 3)	4,253,500	4,233,260
Excess payments to accounts receivable factor (Note 6)	357,152	—
Prepaid expenses and other current assets (Note 4)	602,120	535,714

Total Current Assets	7,390,088	7,099,065

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,496,171 at June 29, 2012 and $7,429,871 at March 30, 2012 (Note 5)	1,448,691	1,445,487
	1,448,691	1,445,487

OTHER ASSETS:
Other assets	31,177	31,177
	31,177	31,177

Total Assets	$8,869,956	$8,575,729

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of June 29, 2012 and March 30, 2012

	June 29,	March 30,
	2012	2012
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$346,935	$305,786
Accounts receivable financing (Note 6)	—	54,943
Workers compensation insurance assessments- current portion (Note 8)	47,638	47,638
Other current liabilities (Note 7)	405,520	404,673

Total Current Liabilities	800,093	813,040

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	57,483	65,423
Total Long-Term Liabilities	57,483	65,423

Total Liabilities	857,576	878,463

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at June 29, 2012 and March 30, 2012	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	5,244,772	4,929,658
Total Stockholders’ Equity	8,012,380	7,697,266

Total Liabilities and Stockholders’ Equity	$8,869,956	$8,575,729

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended June 29, 2012 and June 24, 2011

	Three Months Ended
	June 29,	June 24,
	2012	2011

REVENUE, net sales	$3,469,269	$3,487,455

COSTS AND EXPENSES

Cost of products sold	2,268,115	2,298,628
Selling, general and administrative	568,459	523,896
Interest expense	7,251	7,859
Depreciation	66,300	37,500
	2,910,125	2,867,883

OPERATING INCOME	559,144	619,572

OTHER INCOME	96	83

INCOME BEFORE INCOME TAXES	559,240	619,655

PROVISION FOR INCOME TAXES	(244,126)	(272,000)

NET INCOME	$315,114	$347,655

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.14	$.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended June 29, 2012 and June 24, 2011

	Three Months Ended
	June 29,	June 24,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$315,114	$347,655

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,300	37,500

Changes in assets and liabilities:
Decrease in accounts receivable	163,645	189,314
(Increase) in inventories	(20,240)	(216,428)
(Increase) decrease in excess payments to accounts receivable factor	(357,152)	78,898
(Increase) in prepaid expenses and other current assets	(66,406)	(377,515)
Increase (decrease) in accounts payable	41,149	(81,895)
Increase in other current liabilities	847	85,487
Increase in accrued corporate income taxes	—	367,030
(Decrease) in workers compensation assessment	(7,940)	(11,910)

Total adjustments	(179,797)	70,481

NET CASH PROVIDED BY OPERATING ACTIVITIES	135,317	418,136

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(69,504)	(61,850)

NET CASH (USED) BY INVESTING ACTIVITIES	$(69,504)	$(61,850)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

For the Three Months Ended June 29, 2012 and June 24, 2011

	Three Months Ended
	June 29,	June 24,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Activity of accounts receivable financing	$(54,943)	$25,629

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(54,943)	25,629

INCREASE IN CASH	10,870	381,915

CASH, beginning of period	286,109	157,049

CASH, end of period	$296,979	$538,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the three months for:

Interest	$5,751	$4,366

Income Taxes	$330,000	$353,273

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 29, 2012 and June 24, 2011 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 29, 2012 and June 24, 2011 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 29, 2012, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 30, 2012 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 30, 2012 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Description of Business: (continued)

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

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31. The year ended March 30, 2012 was comprised of 53 weeks.

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

Inventories:

Inventories are stated at cost, on a first-in, first-out basis which does not exceed market value.

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

As of June 29, 2012, the Company had funds on deposit in the amount of $296,979 in one financial institution comprised of the following:

Non-interest bearing accounts	$146,959
Interest bearing account	150,020
$296,979

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 29, 2012 and June 24, 2011, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended June 29, 2012 and June 24, 2011, respectively.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the three months ended June 29, 2012 and June 24, 2011, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the three months ended June 29, 2012 and June 24, 2011, respectively.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events,” which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of September 30, 2009 and its adoption did not have a material impact on the Company’s financial position, results of operations, cash flows or its required disclosures in its Form 10-Q. The Company has evaluated subsequent events through August 1, 2012.

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

The Company has adopted the provisions of ASC Topic 740, Income Taxes which includes the provisions of Financial Accounting Standards Board Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes” ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement disclosures of tax positions taken or expected to be taken in an income tax filing.

The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being recognized. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

The Company believes that, with its adoption of ASC Topic 740, the income tax positions taken by it did not have a material effect on the financial statements for the three months ended June 29, 2012.

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

Inventories are comprised of the following:

	June 29,	March 30,
	2012	2012

Raw materials	$2,668,159	$2,655,462
Work in progress	617,597	614,658
Finished goods	967,744	963,140
	$4,253,500	$4,233,260

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	June 29,	March 30,
	2012	2012

Prepaid insurance	$34,460	$57,637
Prepaid corporate taxes	512,723	426,849
Other current assets	54,937	51,228
	$602,120	$535,714

Note 5 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	June 29,	March 30,
	2012	2012

Computers	$269,124	$269,124
Leasehold improvements	750,682	740,682
Machinery and equipment	5,279,405	5,276,587
Tools and dies	2,469,832	2,419,087
Furniture and fixture	168,269	162,328
Website development cost	7,550	7,550

	8,944,862	8,875,358
Less: accumulated depreciation and amortization	(7,496,171)	(7,429,871)
	$1,448,691	$1,445,487

Note 6 -	ACCOUNTS RECEIVABLE FINANCING:

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 6 -	ACCOUNTS RECEIVABLE FINANCING: (continued)

At June 29, 2012, the Company had reported excess payments to the Factor resulting in overpayments of $357,152, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of June 29, 2012 as “Excess payments to accounts receivable factor.” As of March 30, 2012, the Company reported a payable to the factor of $54,943.

Note 7 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	June 29,	March 30,
	2012	2012

Payroll and vacation accruals	$332,194	$337,961
Sales commissions	47,391	53,204
Insurance	3,970	2,807
Other	21,965	10,701
	$405,520	$404,673

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

The total revised assessment for the years 2002 to 2007 was as follows:

2002	$23,445
2003	43,797
2004	51,381
2005	38,309
2006	46,477
2007	44,026
$247,435

The Company has elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

As of March 30, 2012, the Company had paid down $134,374 of this assessment. The remaining balance of the total revised assessment payable as of March 30, 2012 was $113,061. As of June 29, 2012, the remaining balance was $105,121.

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $315,114, which represents the net income for the three months ended June 29, 2012. Accordingly, the Company reported accumulated retained earnings of $5,244,772 as of June 29, 2012.

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10-	2011 EQUITY INCENTIVE PLAN: (continued)

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

The aggregate fair market value of shares subject to options granted to a participant(s), that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 29, 2012, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $44,400 for the three months ended June 29, 2012. For the year ended March 30, 2012, the Company’s contribution was $149,000.

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2013	$153,860
2014	158,480
2015	163,240
2016	168,120
2017	173,180
Thereafter	679,920
$1,496,800

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The rental expense for the three months ended June 29, 2012 and June 24, 2011 was $38,085, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $30,950 and $26,689 for the three months ended June 29, 2012 and June 24, 2011, respectively.

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

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended June 29, 2012 and June 24, 2011, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 29, 2012 and June 24, 2011

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	June 29,	June 24,
	2012	2011

Operating Revenues (in thousands)	$3,469	$3,487

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	65.4%	65.9%
Selling, General and Administrative	16.4%	15.0%
Interest Expense	.2%	.2%
Depreciation and amortization	1.9%	1.1%

TOTAL COSTS AND EXPENSES	83.9%	82.2%

Operating Income	16.1%	17.8%

Other Income	—	—

Income (loss) before Income Taxes	16.1%	17.8%

Income Taxes	(7.0%)	(7.8%)

Net Income	9.1%	10.0%

Operating revenues for the three months ended June 29, 2012 amounted to $3,469,269 reflecting a .5% decrease versus the three months ended June 24, 2011 revenues of $3,487,455. The decrease in revenues can be attributed to a decline in military and commercial spending.

IEH CORPORATION

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 29, 2012 and June 24, 2011 (continued)

Cost of products sold amounted to $2,268,115 for the three months ended June 29, 2012, or 65.4% of operating revenues. This reflected a $30,513 or 1.3% decrease in the cost of products sold from $2,298,628 or 65.9% of operating revenues for the three months ended June 24, 2011. The decrease in cost of product sold is due primarily to the decline in military and commercial spending.

Selling, general and administrative expenses were $568,459 or 16.4% of operating revenues for the three months ended June 29, 2012 compared to $523,896 or 15.0% of operating revenues for the three months ended June 24, 2011. This category of expense increased by $44,563 or 8.4% from the prior three month period. The increase can be attributed to an increase in travel expenses.

Interest expense was $7,251 for the three months ended June 29, 2012 or .2% of operating revenues. For the fiscal three months ended June 24, 2011, interest expense was $7,859 or .2% of operating revenues. The decrease of $608 or 7.7% reflects a minor decrease in the Company’s borrowings during the quarter ended June 29, 2012.

Depreciation and amortization of $66,300 or 1.9% of operating revenues was reported for the three months ended June 29, 2012 as compared to the three month period ended June 24, 2011 of $37,500 or 1.1% of operating revenues. The increase was due to an increase in capital expenditures during the 4th quarter of the fiscal year ended March 30, 2012.

The Company reported net income of $315,114 for the three months ended June 29, 2012 representing basic earnings of $.14 per share as compared to net income of $347,655 or $.15 per share for the three months ended June 24, 2011. The decrease in net income for the current three month period can be attributed primarily to the decline in sales of its products in the commercial aerospace and medical device sectors.

 Liquidity and Capital Resources

The Company reported working capital of $6,589,995 as of June 29, 2012 compared to a working capital of $6,286,025 as of March 30, 2012. The increase in working capital of $303,970 was attributable to the following items:

Net income	$315,114
Depreciation and amortization	66,300
Capital expenditures	(69,504)
Other transactions	(7,940)
$303,970

As a result of the above, the current ratio (current assets to current liabilities) was 9.24 to 1 at June 29, 2012 as compared to 8.73 to 1 at March 30, 2012. Current liabilities at June 29, 2012 were $800,093 compared to $813,040 at March 30, 2012.

For the three months ended June 29, 2012, the Company reported $69,504 in capital expenditures and depreciation of $66,300.

IEH CORPORATION

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The net income of $315,114 for the three months ended June 29, 2012 resulted in an increase in stockholders’ equity to $8,012,380 as compared to stockholders’ equity of $7,697,266 at March 30, 2012.

The Company has an accounts receivable financing agreement with non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At June 29, 2012, the Company reported excess payments to the Factor of $357,152. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.” The Company reported a liability due to the Factor of $54,943 at March 30, 2012.

In the past two fiscal years, management has been reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. As a consequence of this new policy the Company’s experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all accounts receivable on a monthly basis. The reserve is less than 1% of average gross accounts receivable and is considered to be conservatively adequate.

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $30,950 and $26,689 for the three months ended June 29, 2012 and June 24, 2011, respectively.

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

As of June 29, 2012, the Company had paid down $142,314 of this assessment and the remaining balance of the total revised assessment payable was $105,121.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 29, 2012, no options or restricted stock awards had been granted under the 2011 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $44,400 for the three months ended June 29, 2012. For the year ended March 30, 2012, the Company’s contribution was $149,000.

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

As of June 29, 2012, our unrestricted cash was $296,979 of which $150,020 was in an interest bearing money market account with and the balance of $146,959 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended June 29, 2012 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,102,424, $1,669,517 and $1,069,437, respectively, for the fiscal years ended March 30, 2012, March 25, 2011 and March 26, 2010, and $315,114 for the quarter ended June 29, 2012. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

Risks Related to Our Common Stock

Our stock price is volatile and could decline; we have a very limited trading market.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 30, 2012 traded as low as $3.75 per share and as high as $5.40 per share. During the three month period ended June 29, 2012, our common stock traded in the range of $3.28 per share to $4.09 per share. We cannot assure you that your initial investment in our common stock will not decline.

IEH CORPORATION

PART II: OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

None

ITEM 5.	OTHER INFORMATION

None

IEH CORPORATION

PART II: OTHER INFORMATION

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

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the three months ended June 29, 2012 and June 24, 2011; (ii) Balance Sheets as of June 29, 2012 and March 30, 2012; (iii) Statement of Cash Flows for the three months ended June 29, 2012 and June 24, 2011; and (iv) Notes to Financial Statements for the three months ended June 29, 2012.

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

(b) Reports on Form 8-K during Quarter.

None.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

August 13, 2012	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

August 13, 2012	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)

-35-