Form 10-Q
period 2012-09-28
IEH CORPORATION
filed 2012-11-26
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 28, 2012.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of September 28, 2012 and March 30, 2012

	Sept. 28,	March 30,
	2012	2012
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$373,130	$286,109
Accounts receivable, less allowances for doubtful accounts of $11,562 at September 28, 2012 and March 30, 2012	1,883,759	2,043,982
Inventories (Note 3)	4,208,612	4,233,260
Excess payments to accounts receivable factor (Note 6)	171,661	—
Prepaid expenses and other current assets (Note 4)	720,523	535,714

Total Current Assets	7,357,685	7,099,065

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,555,271 at September 28, 2012 and $7,429,871 at March 30, 2012 (Note 5)	1,475,258	1,445,487
	1,475,258	1,445,487

OTHER ASSETS:
Other assets	31,189	31,177
	31,189	31,177

Total Assets	$8,864,132	$8,575,729

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of September 28, 2012 and March 30, 2012

	Sept. 28,	March 30,
	2012	2012
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$220,368	$305,786
Accounts receivable financing (Note 6)	—	54,943
Workers compensation insurance assessments- current portion (Note 8)	47,638	47,638
Other current liabilities (Note 7)	338,552	404,673

Total Current Liabilities	606,558	813,040

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	42,794	65,423
Total Long-Term Liabilities	42,794	65,423

Total Liabilities	649,352	878,463

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at September 28, 2012 and March 30, 2012	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	5,447,172	4,929,658
Total Stockholders’ Equity	8,214,780	7,697,266

Total Liabilities and Stockholders’ Equity	$8,864,132	$8,575,729

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Six and Three Months Ended September 28, 2012 and September 23, 2011

	Six Months Ended		Three Months Ended
	Sept. 28,	Sept. 23,	Sept. 28,	Sept. 23,
	2012	2011	2012	2011

REVENUE, net sales	$6,707,556	$6,824,250	$3,238,287	$3,336,795

COSTS AND EXPENSES

Cost of products sold	4,504,544	4,505,516	2,236,429	2,206,888
Selling, general and administrative	1,121,658	1,076,380	553,199	552,567
Interest expense	13,557	22,424	6,306	14,565
Depreciation	125,400	75,000	59,100	37,500
	5,765,159	5,679,320	2,855,034	2,811,520

OPERATING INCOME	942,397	1,144,930	383,253	525,275

OTHER INCOME	239	—	143	—

INCOME BEFORE INCOME TAXES	942,636	1,144,930	383,396	525,275

PROVISION FOR INCOME TAXES	425,122	540,000	180,996	268,000

NET INCOME	$517,514	$604,930	$202,400	$257,275

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.22	$.26	$.09	$.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Six Months Ended September 28, 2012 and September 23, 2011

	Six Months Ended
	Sept. 28,	Sept. 23,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$517,514	$604,930

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	125,400	75,000

Changes in assets and liabilities:
Decrease in accounts receivable	160,223	322,202
(Increase) decrease in inventories	24,648	(290,128)
(Increase) in prepaid expenses and other current assets	(184,809)	(66,981)
(Increase) decrease in other assets	(12)	2,742
(Decrease) in accounts payable	(85,418)	(33,335)
(Decrease) in other current liabilities	(66,121)	(80,779)
(Decrease) in accrued corporate income taxes	—	(3,752)
(Decrease) in workers compensation assessment	(22,629)	(23,820)

Total adjustments	(48,718)	(98,851)

NET CASH PROVIDED BY OPERATING ACTIVITIES	468,796	506,079

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(155,171)	(129,340)

NET CASH (USED) BY INVESTING ACTIVITIES	$(155,171)	$(129,340)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

For the Six Months Ended September 28, 2012 and September 23, 2011

	Six Months Ended
	Sept. 28,	Sept. 23,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in accounts receivable financed	$(54,943)	$22,114
Increase (decrease) in excess payments to accounts receivable factor	(171,661)	78,898

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(226,604)	101,012

INCREASE IN CASH	87,021	477,751

CASH, beginning of period	286,109	157,049

CASH, end of period	$373,130	$634,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the six months for:

Interest	$12,057	$19,249

Income Taxes	$660,000	$690,261

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of September 28, 2012 and September 23, 2011 and for the six and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 28, 2012 and September 23, 2011 and the results of operations and cash flows for the six and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six and three months ended September 28, 2012, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 30, 2012 has been derived from the audited financial statements at that date.

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

The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk.

As of September 28, 2012, the Company had funds on deposit in the amount of $373,130 in one financial institution comprised of the following:

Non-interest bearing accounts	$147,952
Interest bearing account	225,178
$373,130

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 28, 2012 and September 23, 2011, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the six months ended September 28, 2012 and September 23, 2011, respectively.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the six months ended September 28, 2012 and September 23, 2011, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the six months ended September 28, 2012 and September 23, 2011, respectively.

Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of September 30, 2012 that will become effective in subsequent periods. Management believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the six months ended September 28, 2012 or September 23, 2011, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

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

Inventories are comprised of the following:

	Sept. 28,	March 30,
	2012	2012

Raw materials	$2,640,001	$2,655,462
Work in progress	611,079	614,658
Finished goods	957,532	963,140
	$4,208,612	$4,233,260

Note 4 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	Sept. 28,	March 30,
	2012	2012

Prepaid insurance	$10,126	$57,637
Prepaid corporate taxes	661,727	426,849
Other current assets	48,670	51,228
	$720,523	$535,714

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	Sept. 28,	March 30,
	2012	2012

Computers	$279,061	$269,124
Leasehold improvements	784,882	740,682
Machinery and equipment	5,287,526	5,276,587
Tools and dies	2,503,241	2,419,087
Furniture and fixture	168,269	162,328
Website development cost	7,550	7,550

	9,030,529	8,875,358
Less: accumulated depreciation and amortization	(7,555,271)	(7,429,871)
	$1,475,258	$1,445,487

Note 6 -	ACCOUNTS RECEIVABLE FINANCING:

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

At September 28, 2012, the Company had reported excess payments to the Factor resulting in overpayments of $171,661, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of September 28, 2012 as “Excess payments to accounts receivable factor.” As of March 30, 2012, the Company reported a payable to the factor of $54,943.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	Sept. 28,	March 30,
	2012	2012

Payroll and vacation accruals	$272,819	$337,961
Sales commissions	34,085	53,204
Insurance	5,212	2,807
Other	26,436	10,701
	$338,552	$404,673

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

As of September 30, 2012, the Company had paid down $157,003 of this assessment. The remaining balance of the total revised assessment payable as of September 28, 2012, was $90,432.

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $517,514, which represents the net income for the six months ended September 28, 2012. Accordingly, the Company reported accumulated retained earnings of $5,447,172 as of September 28, 2012.

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

The aggregate fair market value of shares subject to options granted to a participant(s), that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 28, 2012, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $94,800 for the six months ended September 28, 2012. For the year ended March 30, 2012, the Company’s contribution was $149,000.

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

The rental expense for the six months ended September 28, 2012 and September 23, 2011 was $76,170 and $79,950, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $59,150 and $56,064 for the six months ended September 28, 2012 and September 23, 2011, respectively.

 IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Statements contained in this report which are not statements of historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words “anticipate,” “believe,” “estimate,” “expect,” “objective,” and “think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company’s control.

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

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended September 28, 2012 and September 23, 2011, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Six Months Ended September 28, 2012 and September 23, 2011

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	Sept. 28,	Sept. 23,
	2012	2011

Operating Revenues (in thousands)	$6,708	$6,824

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	67.16%	66.02%
Selling, General and Administrative	16.72%	15.77%
Interest Expense	.20%	.33%
Depreciation and amortization	1.87%	1.10%

TOTAL COSTS AND EXPENSES	85.95%	83.22%

Operating Income	14.05%	16.78%

Other Income	—	—

Income (loss) before Income Taxes	14.05%	16.78%

Income Taxes	(6.34%)	(7.91%)

Net Income	7.71%	8.87%

Operating revenues for the six months ended September 28, 2012 amounted to $6,707,556 reflecting a 1.7% decrease versus the six months ended September 23, 2011 revenues of $6,824,250. The decrease in revenues can be attributed to a decline in military and commercial spending.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Six Months Ended September 28, 2012 and September 23, 2011 (continued)

Cost of products sold amounted to $4,504,544 for the six months ended September 28, 2012, or 67.16% of operating revenues. This reflected a $972 or 0.0% decrease in the cost of products sold from $4,505,516 or 66.02% of operating revenues for the six months ended September 23, 2011.

Selling, general and administrative expenses were $1,121,658 or 16.72% of operating revenues for the six months ended September 28, 2012 compared to $1,076,380 or 15.77% of operating revenues for the six months ended September 23, 2011. This category of expense increased by $45,278 or 4.21% from the prior six month period. The increase can be attributed to an increase in travel expenses.

Interest expense was $13,557 for the six months ended September 28, 2012 or .20% of operating revenues. For the fiscal six months ended September 23, 2011, interest expense was $22,424 or .33% of operating revenues. The decrease of $8,867 or 39.54% reflects a decrease in the Company’s borrowings during the quarter ended September 28, 2012.

Depreciation and amortization of $125,400 or 1.87% of operating revenues was reported for the six months ended September 28, 2012 as compared to the six month period ended September 23, 2011 of $75,000 or 1.1% of operating revenues. The increase was due to an increase in capital expenditures during the quarter ended September 28, 2012.

The Company reported net income of $517,514 for the six months ended September 28, 2012 representing basic earnings of $.22 per share as compared to net income of $604,930 or $.26 per share for the six months ended September 23, 2011. The decrease in net income for the current six month period can be attributed primarily to the decline in sales of its products in the commercial aerospace and medical device sectors.

Comparative Analysis-Three Months Ended September 28, 2012 and September 23, 2011

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended September 28, 2012 and September 23, 2011

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues

	Sept 28,	Sept 23,
	2012	2011

Operating Revenues (in thousands)	$3,238	$3,337

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	69.06%	66.14%
Selling, General and Administrative	17.08%	16.56%
Interest Expense	.19%	.44%
Depreciation and amortization	1.83%	1.12%

TOTAL COSTS AND EXPENSES	88.16%	84.26%

Operating Income	11.84%	15.74%

Other Income	—	—

Income (loss) before Income Taxes	11.84%	15.74%

Income Taxes	(5.59%)	(8.03%)

Net Income	6.25%	7.71%

Operating revenues for the three months ended September 28, 2012 amounted to $3,238,287 reflecting a .03% decrease versus the three months ended September 23, 2011 revenues of $3,336,795. The decrease in revenues can be attributed to a decline in military and commercial spending.

Cost of products sold amounted to $2,236,429 for the three months ended September 28, 2012, or 69.06% of operating revenues. This reflected a $29,541 or 1.34% decrease in the cost of products sold from $2,206,888 or 66.14% of operating revenues for the three months ended September 23, 2011.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis- Three Months Ended September 28, 2012 and September 23, 2011 (continued)

Selling, general and administrative expenses were $553,199 or 17.08% of operating revenues for the three months ended September 28, 2012 compared to $552,567 or 16.56% of operating revenues for the three months ended September 23, 2011. This category of expense increased by $632 or 0.0% from the prior three month period.

Interest expense was $6,306 for the three months ended September 28, 2012 or .19% of operating revenues. For the fiscal three months ended September 23, 2011, interest expense was $14,565 or .44% of operating revenues. The decrease of $8,259 or 56.70% reflects a decrease in the Company’s borrowings during the quarter ended September 28, 2012.

Depreciation and amortization of $59,100 or 1.83% of operating revenues was reported for the three months ended September 28, 2012 as compared to the three month period ended September 23, 2011 of $37,500 or 1.12% of operating revenues. The increase was due to an increase in capital expenditures during the quarter ended September 28, 2012.

The Company reported net income of $202,400 for the three months ended September 28, 2012 representing basic earnings of $.09 per share as compared to net income of $257,275 or $.11 per share for the three months ended September 23, 2011. The decrease in net income for the current three month period can be attributed primarily to the decline in sales of its products in the commercial aerospace and medical device sectors.

Liquidity and Capital Resources

The Company reported working capital of $6,751,127 as of September 28, 2012 compared to a working capital of $6,286,025 as of March 30, 2012. The increase in working capital of $465,102 was attributable to the following items:

Net income	$517,514
Depreciation and amortization	125,400
Capital expenditures	(151,171)
Other transactions	(26,641)
$465,102

As a result of the above, the current ratio (current assets to current liabilities) was 12.13 to 1 at September 28, 2012 as compared to 8.73 to 1 at March 30, 2012. Current liabilities at September 28, 2012 were $606,557 compared to $813,040 at March 30, 2012.

For the six months ended September 28, 2012, the Company reported $151,171 in capital expenditures and depreciation of $125,400.

The net income of $517,514 for the six months ended September 28, 2012 resulted in an increase in stockholders’ equity to $8,214,780 as compared to stockholders’ equity of $7,697,266 at March 30, 2012.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended September 28, 2012 and September 23, 2011 (continued)

Liquidity and Capital Resources

The Company has an accounts receivable financing agreement with non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At September 28, 2012, the Company reported excess payments to the Factor of $171,661. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.” The Company reported a liability due to the Factor of $54,943 at March 30, 2012.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $59,150 and $56,064 for the six months ended September 28, 2012 and September 23, 2011, respectively.

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

As of September 28, 2012, the Company had paid down $157,003 of this assessment and the remaining balance of the total revised assessment payable was $90,432.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 28, 2012, no options or restricted stock awards had been granted under the 2011 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $94,800 for the six months ended September 28, 2012. For the year ended March 30, 2012, the Company’s contribution was $149,000.

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

As of September 28, 2012, our unrestricted cash was $373,130 of which $225,178 was in an interest bearing money market account with and the balance of $147,952 was maintained in non-interest bearing checking accounts used to pay operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosures and Controls; Changes in Internal Control over Financial Reporting

Based on an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) by the Company’s Chief Executive Officer (who is also our President) and its Chief Financial Officer (who is also our controller and principal accounting officer) they have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in this Report that it files or submit under the Exchange Act is, recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended September 28, 2012 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,102,424, $1,669,517 and $1,069,437, respectively, for the fiscal years ended March 30, 2012, March 25, 2011 and March 26, 2010, and $517,514 for the six months ended September 28, 2012. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 30, 2012 traded as low as $3.75 per share and as high as $5.40 per share. During the six month period ended September 28, 2012, our common stock traded in the range of $3.05 per share to $4.09 per share. We cannot assure you that your initial investment in our common stock will not decline.

IEH CORPORATION

PART II: OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

None

ITEM 5.	OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on November 13, 2012 at the Company’s offices in Brooklyn, New York. The results of the matters voted on by the shareholders are set forth below. Only shareholders of record as of the close of business on October 4, 2012 were entitled to vote at the Annual Meeting. As of the record date, 2,303,468 shares of common stock of the Company were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 1,937,896 shares of common stock of the Company were represented, in person or by proxy, constituting a quorum.

1.	The shareholders voted to elect the following director by the votes indicated:

Nominee	For	Withheld
Michael Offerman	1,088,457	139,559

In addition, there were a total of 709,880 broker non-votes relating to this proposal.

2.	The shareholders voted to ratify the appointment of Jerome Rosenberg, CPA as the Company’s independent registered public accounting firm for the year ending March 29, 2013, by the following votes:

For	Against	Abstain	Broker Non-Votes
1,698,615	561	238,720	--

No other matters were considered or voted upon at the Annual Meeting.

IEH CORPORATION

PART II: OTHER INFORMATION

ITEM 6.	EXHIBITS.

(a) Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Label Document*

IEH CORPORATION

PART II: OTHER INFORMATION

ITEM 6	EXHIBITS (continued)

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the six months and three months ended September 28, 2012 and September 23, 2011; (ii) Balance Sheets as of September 28, 2012 and March 30, 2012; (iii) Statement of Cash Flows for the six months ended September 28, 2012 and September 23, 2011; and (iv) Notes to Financial Statements for the six months ended September 28, 2012.

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

IEH CORPORATION
(Registrant)

November 26, 2012	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

November 26, 2012	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)

-36-