Form 10-Q
period 2012-12-28
IEH CORPORATION
filed 2013-02-11
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 28, 2012.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 28, 2012 and March 30, 2012

	Dec. 28,	March 30,
	2012	2012
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$694,376	$286,109
Accounts receivable, less allowances for doubtful accounts of $11,562 at December 28, 2012 and March 30, 2012	1,756,119	2,043,982
Inventories (Note 3)	4,402,900	4,233,260
Prepaid expenses and other current assets (Note 4)	841,238	535,714

Total Current Assets	7,694,633	7,099,065

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,614,371 at December 28, 2012 and $7,429,871 at March 30, 2012 (Note 5)	1,484,111	1,445,487
	1,484,111	1,445,487

OTHER ASSETS:
Other assets	31,189	31,177
	31,189	31,177

Total Assets	$9,209,933	$8,575,729

The accompanying notes should be read in conjunction with the financial statements. -3-

IEH CORPORATION

BALANCE SHEETS (Continued)

As of December 28, 2012 and March 30, 2012

	Dec. 28,	March 30,
	2012	2012
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$117,531	$305,786
Accounts receivable financing (Note 6)	154,048	54,943
Workers compensation insurance assessments- current portion (Note 8)	47,638	47,638
Other current liabilities (Note 7)	388,768	404,673

Total Current Liabilities	707,985	813,040

LONG-TERM LIABILITIES:
Workers compensation insurance assessment- net of current portion (Note 8)	32,076	65,423
Total Long-Term Liabilities	32,076	65,423

Total Liabilities	740,061	878,463

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at December 28, 2012 and March 30, 2012	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	5,702,264	4,929,658
Total Stockholders’ Equity	8,469,872	7,697,266

Total Liabilities and Stockholders’ Equity	$9,209,933	$8,575,729

The accompanying notes should be read in conjunction with the financial statements. -4-

IEH CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Nine and Three Months Ended December 28, 2012 and December 23, 2011

	Nine Months Ended		Three Months Ended
	Dec. 28,	Dec. 23,	Dec. 28,	Dec. 23,
	2012	2011	2012	2011

REVENUE, net sales	$9,967,202	$9,872,665	$3,259,646	$3,048,415

COSTS AND EXPENSES

Cost of products sold	6,683,959	6,464,286	2,179,415	1,958,770
Selling, general and administrative	1,696,947	1,625,728	575,289	549,347
Interest expense	19,461	30,794	5,904	8,370
Depreciation	184,500	112,500	59,100	37,500
	8,584,867	8,233,308	2,819,708	2,553,987

OPERATING INCOME	1,382,335	1,639,357	439,938	494,428

OTHER INCOME	393	—	154	—

INCOME BEFORE INCOME TAXES	1,382,728	1,639,357	440,092	494,428

PROVISION FOR INCOME TAXES	610,122	753,100	185,000	213,100

NET INCOME	$772,606	$886,257	$255,092	$281,328

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.34	$.38	$.11	$.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements. -5-

IEH CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Nine Months Ended December 28, 2012 and December 23, 2011

	Nine Months Ended
	Dec. 28,	Dec. 23,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$772,606	$886,257

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	184,500	112,500

Changes in assets and liabilities:
Decrease in accounts receivable	287,863	435,180
(Increase) in inventories	(169,640)	(604,428)
(Increase) in prepaid expenses and other current assets	(305,524)	(246,477)
(Increase) decrease in other assets	(12)	1,242
(Decrease) in accounts payable	(188,255)	(195,698)
Increase (decrease) in other current liabilities	(15,905)	107,096
(Decrease) in accrued corporate income taxes	—	(3,752)
(Decrease) in workers compensation assessment	(33,347)	(35,729)

Total adjustments	(240,320)	(430,066)

NET CASH PROVIDED BY OPERATING ACTIVITIES	532,286	456,191

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(223,124)	(170,495)

NET CASH (USED) BY INVESTING ACTIVITIES	$(223,124)	$(170,495)

The accompanying notes should be read in conjunction with the financial statements. -6-

IEH CORPORATION

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

For the Nine Months Ended December 28, 2012 and December 23, 2011

	Nine Months Ended
	Dec. 28,	Dec. 23,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in accounts receivable financed	$99,105	$—
Increase (decrease) in excess payments to accounts receivable factor	—	(24,468)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	99,105	(24,468)

INCREASE IN CASH	408,267	261,228

CASH, beginning of period	286,109	157,049

CASH, end of period	$694,376	$418,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine months for:

Interest	$17,177	$28,535

Income Taxes	$960,000	$1,260,731

The accompanying notes should be read in conjunction with the financial statements. -7-

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of December 28, 2012 and December 23, 2011 and for the nine and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 28, 2012 and December 23, 2011 and the results of operations and cash flows for the nine and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine and three months ended December 28, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 30, 2012 has been derived from the audited financial statements at that date.

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

The Company’s policy with respect to customer returns and allowances as well as product warranty is as follows:

The Company will accept a return of defective product within one year from shipment for repair or replacement, at the Company’s option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of the defective product.

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

The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk.

As of December 28, 2012, the Company had funds on deposit in the amount of $694,376 in one financial institution comprised of the following:

Non-interest bearing accounts	$494,044
Interest bearing account	200,332
$694,376

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 28, 2012 and December 23, 2011, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the nine months ended December 28, 2012 and December 23, 2011, respectively.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the nine months ended December 28, 2012 and December 23, 2011, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the nine months ended December 28, 2012 and December 23, 2011, respectively.

Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of September 30, 2012 that will become effective in subsequent periods. Management believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the nine months ended December 28, 2012 or December 23, 2011, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

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

Inventories are comprised of the following:

	Dec. 28,	March 30,
	2012	2012

Raw materials	$2,761,875	$2,655,462
Work in progress	639,289	614,658
Finished goods	1,001,736	963,140
	$4,402,900	$4,233,260

Note 4 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	Dec. 28,	March 30,
	2012	2012

Prepaid insurance	$862	$57,637
Prepaid corporate taxes	776,727	426,849
Other current assets	63,649	51,228
	$841,238	$535,714

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	Dec. 28,	March 30,
	2012	2012

Computers	$302,575	$269,124
Leasehold improvements	784,882	740,682
Machinery and equipment	5,294,454	5,276,587
Tools and dies	2,540,752	2,419,087
Furniture and fixture	168,269	162,328
Website development cost	7,550	7,550

	9,098,482	8,875,358
Less: accumulated depreciation and amortization	(7,614,371)	(7,429,871)
	$1,484,111	$1,445,487

Note 6 -	ACCOUNTS RECEIVABLE FINANCING:

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

At December 28, 2012, the Company had reported a liability to the Factor of $154,048. As of March 30, 2012, the Company reported a liability to the factor of $54,943.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	Dec. 28,	March 30,
	2012	2012

Payroll and vacation accruals	$297,567	$337,961
Sales commissions	43,613	53,204
Insurance	6,316	2,807
Other	41,272	10,701
	$388,768	$404,673

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

As of December 28, 2012, the Company had paid down $167,721 of this assessment. The remaining balance of the total revised assessment payable as of December 28, 2012, was $79,714.

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $772,606, which represents the net income for the nine months ended December 28, 2012. Accordingly, the Company reported accumulated retained earnings of $5,702,264 as of December 28, 2012.

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

The aggregate fair market value of shares subject to options granted to a participant(s), that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 28, 2012, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $142,200 for the nine months ended December 28, 2012. For the year ended March 30, 2012, the Company’s contribution was $149,000.

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

The rental expense for the nine months ended December 28, 2012 and December 23, 2011 was $114,635 and $111,295, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $90,098 and $87,198 for the nine months ended December 28, 2012 and December 23, 2011, respectively.

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

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended December 28, 2012 and December 23, 2011, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Nine Months Ended December 28, 2012 and December 23, 2011

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	Dec. 28,	Dec. 23,
	2012	2011

Operating Revenues (in thousands)	$9,967	$9,873

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	67.06%	65.47%
Selling, General and Administrative	17.02%	16.47%
Interest Expense	.20%	.31%
Depreciation and amortization	1.85%	1.14%

TOTAL COSTS AND EXPENSES	86.13%	83.39%

Operating Income	13.87%	16.61%

Other Income	—	—

Income (loss) before Income Taxes	13.87%	16.61%

Income Taxes	(6.12%)	(7.63%)

Net Income	7.75%	8.98%

Operating revenues for the nine months ended December 28, 2012 amounted to $9,967,202 reflecting a .1% increase versus the nine months ended December 23, 2011 revenues of $9,872,665. The increase in revenues can be attributed to a slight increase in consumer spending.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Nine Months Ended December 28, 2012 and December 23, 2011 (continued)

Cost of products sold amounted to $6,683,959 for the nine months ended December 28, 2012, or 67.06% of operating revenues. This reflected a $219,673 or 3.40% increase in the cost of products sold from $6,464,286 or 65.47% of operating revenues for the nine months ended December 23, 2011.

Selling, general and administrative expenses were $1,696,947 or 17.02% of operating revenues for the nine months ended December 28, 2012 compared to $1,625,728 or 16.47% of operating revenues for the nine months ended December 23, 2011. This category of expense increased by $71,219 or 4.38% from the prior nine month period. The increase can be attributed to an increase in travel expenses.

Interest expense was $19,461 for the nine months ended December 28, 2012 or .20% of operating revenues. For the fiscal nine months ended December 23, 2011, interest expense was $30,794 or .31% of operating revenues. The decrease of $11,333 or 36.80% reflects a decrease in the Company’s borrowing interest rate during the nine months ended December 28, 2012.

Depreciation and amortization of $184,500 or 1.85% of operating revenues was reported for the nine months ended December 28, 2012 as compared to the nine month period ended December 23, 2011 of $112,500 or 1.14% of operating revenues. The increase was due to an increase in capital expenditures during the nine months ended December 28, 2012.

The Company reported net income of $772,606 for the nine months ended December 28, 2012 representing basic earnings of $.34 per share as compared to net income of $886,257 or $.38 per share for the nine months ended December 23, 2011. The decrease in net income for the current nine month period can be attributed primarily to the increase in cost of products sold and increase of depreciation expense.

Comparative Analysis-Three Months Ended December 28, 2012 and December 23, 2011

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Three Months Ended December 28, 2012 and December 23, 2011

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues

	Dec. 28,	Dec. 23,
	2012	2011

Operating Revenues (in thousands)	$3,260	$3,048

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	66.86%	64.27%
Selling, General and Administrative	17.64%	18.01%
Interest Expense	.18%	.26%
Depreciation and amortization	1.81%	1.25%

TOTAL COSTS AND EXPENSES	86.49%	83.79%

Operating Income	13.51%	16.21%

Other Income	—	—

Income (loss) before Income Taxes	13.51%	16.21%

Income Taxes	(5.68%)	(6.99%)

Net Income	7.83%	9.22%

Operating revenues for the three months ended December 28, 2012 amounted to $3,259,646 reflecting a 6.93% increase versus the three months ended December 23, 2011 revenues of $3,048,415. The increase in revenues can be attributed to a slight increase in consumer spending.

Cost of products sold amounted to $2,179,415 for the three months ended December 28, 2012, or 66.86% of operating revenues. This reflected a $220,645 or 11.26% increase in the cost of products sold from $1,958,770 or 64.27% of operating revenues for the three months ended December 23, 2011.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Three Months Ended December 28, 2012 and December 23, 2011 (continued)

Selling, general and administrative expenses were $575,289 or 17.64% of operating revenues for the three months ended December 28, 2012 compared to $549,347 or 18.01% of operating revenues for the three months ended December 23, 2011. This category of expense increased by $25,942 or 4.72% from the prior three month period.

Interest expense was $5,904 for the three months ended December 28, 2012 or .18% of operating revenues. For the fiscal three months ended December 23, 2011, interest expense was $8,370 or .26% of operating revenues. The decrease of $2,466 or 29.46% reflects a decrease in the Company’s borrowing interest rate during the nine months ended December 28, 2012.

Depreciation and amortization of $59,100 or 1.81% of operating revenues was reported for the three months ended December 28, 2012 as compared to the three month period ended December 23, 2011 of $37,500 or 1.25% of operating revenues. The increase was due to an increase in capital expenditures during the quarter ended December 28, 2012.

The Company reported net income of $255,092 for the three months ended December 28, 2012 representing basic earnings of $.11 per share as compared to net income of $281,328 or $.12 per share for the three months ended December 23, 2011. The decrease in net income for the current three month period can be attributed primarily to the increase in cost of products sold and increase of depreciation expense.

Liquidity and Capital Resources

The Company reported working capital of $6,986,648 as of December 28, 2012 compared to a working capital of $6,286,025 as of March 30, 2012. The increase in working capital of $700,623 was attributable to the following items:

Net income	$772,606
Depreciation and amortization	184,500
Capital expenditures	(223,124)
Other transactions	(33,359)
$700,623

As a result of the above, the current ratio (current assets to current liabilities) was 10.87 to 1 at December 28, 2012 as compared to 8.73 to 1 at March 30, 2012. Current liabilities at December 28, 2012 were $707,985 compared to $813,040 at March 30, 2012.

For the nine months ended December 28, 2012, the Company reported $223,124 in capital expenditures and depreciation of $184,500.

The net income of $772,606 for the nine months ended December 28, 2012 resulted in an increase in stockholders’ equity to $8,469,872 as compared to stockholders’ equity of $7,697,266 at March 30, 2012.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company has an accounts receivable financing agreement with non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At December 28, 2012, the Company reported a liability to the Factor of $154,048. The Company reported a liability due to the Factor of $54,943 at March 30, 2012.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $90,098 and $87,198 for the nine months ended December 28, 2012 and December 23, 2011, respectively.

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

As of December 28, 2012, the Company had paid down $167,721 of this assessment and the remaining balance of the total revised assessment payable was $79,714.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 28, 2012, no options or restricted stock awards had been granted under the 2011 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $142,200 for the nine months ended December 28, 2012. For the year ended March 30, 2012, the Company’s contribution was $149,000.

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

As of December 28, 2012, our unrestricted cash was $694,376 of which $200,332 was in an interest bearing money market account with and the balance of $494,044 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended December 28, 2012 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,102,424, $1,669,517 and $1,069,437, respectively, for the fiscal years ended March 30, 2012, March 25, 2011 and March 26, 2010, and $772,606 for the nine months ended December 28, 2012. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 30, 2012 traded as low as $3.75 per share and as high as $5.40 per share. During the nine month period ended December 28, 2012, our common stock traded in the range of $2.02 per share to $4.09 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

 *Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the nine months and three months ended December 28, 2012 and December 23, 2011; (ii) Balance Sheets as of December 28, 2012 and March 30, 2012; (iii) Statement of Cash Flows for the nine months ended December 28, 2012 and December 23, 2011; and (iv) Notes to Financial Statements for the nine months ended December 28, 2012.

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

IEH CORPORATION
(Registrant)

February 11, 2013	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

February 11, 2013	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)

-36-