Form 10-K
period 2013-03-29
IEH CORPORATION
filed 2013-07-10
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 29, 2013.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to _____.

Commission File Number   0-5278

IEH CORPORATION

(Name of Small Business Issuer in Its Charter)

NEW YORK	13-5549348
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

140 58th Street, Suite 8E
Brooklyn, NY 11220	(718) 492-4440
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 28, 2012): $8,062,138.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On June 28, 2013, the Registrant had 2,303,468 shares of common stock issued and outstanding.

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

2

IEH CORPORATION

INDEX TO FORM 10-K

FOR THE YEAR ENDED MARCH 29, 2013

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

IEH Corporation (hereinafter referred to as the “Company”) was organized under the laws of the State of New York on March 22, 1943 under the name Industrial Heat Treating Company, Inc. On March 15, 1989, the Company changed its name to its current name. The Company’s executive offices and manufacturing facilities are located at 140 58th Street, Suite 8E, Brooklyn, New York 11220. The Company’s telephone number is (718) 492-4440; Fax: 718-492-9898; its email address is ieh@iehcorp.com.

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

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 31% and 63%, respectively, of the Company’s net sales for the year ended March 29, 2013. Our offering of “QPL” items has recently been expanded to include additional products.

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

A new product line featuring high density connectors is being added to the Company’s product offering. This offering should be available with the next few months. The Company expects the new product line to bring additional revenue.

The standard printed circuit board connectors we produce are continually being expanded and utilized in many of the military programs being built today. We have recently received approval for additional products that we can offer under the Military Qualified Product Listing “QPL”.

Commitments

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (the “Union”). Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $119,745 for the year ended March 29, 2013 and $115,637 for the year ended March 30, 2012.

On September 15, 2008, the Company was notified by the State of New York Workers’ Compensation Board (the “WC Board”) that the Trade Industry Workers’ Compensation Trust for Manufacturers (the “Trust”) had defaulted. As a member of this self-insured group, the Company was assessed on an estimated basis by the WC Board for its allocable share necessary to discharge all liabilities of the Trust.

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
$247,435

As of March 29, 2013, the Company had paid down $178,440 of this assessment.

As of March 29, 2013, the remaining balance of the revised assessment payable was $68,995.

Effective as of May 31, 2013, the Company and the WC Board executed a settlement agreement pursuant to which the Company entered into a final settlement of the outstanding liability to the Trust and paid a lump-sum settlement amount equal to $7,771. The Company has no further liability to the Trust. In connection with this final settlement, the WC Board executed and issued a general release to the Company. This agreement will be reflected in the first fiscal quarter for the year ending March 28, 2014.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the years ended March 29, 2013 and March 30, 2012, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

Four of the Company’s customers accounted for 34% of the Company’s net sales for the year ended March 29, 2013. Two of those customers accounted for 21% of the Company’s net sales. Five of the Company’s customers accounted for 50% of the Company’s net sales for the year ended March 30, 2012. Two of those customers accounted for 24% of the Company’s net sales.

The Company currently employs 16 independent sales representatives to market its products in all regions in the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 94% of Company net salesf or the year ended March 29, 2013 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 6% and 9% of net sales for the years ended March 29, 2013 and March 30, 2012, respectively.

Index

IEH CORPORATION

PART I

Item 1.	Business (continued)

Backlog of Orders/Capital Requirements

The backlog of orders for the Company’s products amounted to approximately $5,800,000 at March 29, 2013 as compared to $5,400,000 at March 30, 2012. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 29, 2013 and March 30, 2012.

Employees

The Company presently employs approximately 120 people, two (2) of whom are executive officers; three (3) are engaged in management activities; nine (9) provide general and administrative services; and approximately 106 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the Union, which will expire on March 31, 2015. The Company believes that it has a good relationship with its employees and the Union.

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

None.

Index

IEH CORPORATION

PART 1

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

The rental expense for the years ended March 29, 2013 and March 30, 2012 was $153,860 and $149,380, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3.	Legal Proceedings

The Company is not a party to or aware of any pending or threatened legal proceedings which, in the opinion of the Company’s management, would result in any material adverse effect on its results of operations or its financial condition.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Principal Market

The common stock of the Company (the “common stock”) is traded in the Over-The-Counter Market Electronic Bulletin Board (OTCBB) and is quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System Bulletin Board under the symbol “IEHC”).

Market Information

The range of high and low bid prices for the Company’s common stock, for the periods indicated as set forth below as quoted over the Electronic Bulletin Board (OTCBB). Set forth below is a table indicating the high and low bid prices of the common stock during the periods indicated.

Index

IEH CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters (continued)

Market Information (continued)

Year	High Bid	Low Bid
Fiscal Year ended March 29, 2013 (*)

1st Quarter	$4.09	$3.28
2nd Quarter	$4.09	$3.00
3rd Quarter	$3.50	$2.02
4th Quarter	$2.95	$2.10

Fiscal Year ended March 30, 2012 (*)

1st Quarter	$5.20	$4.44
2nd Quarter	$5.40	$4.85
3rd Quarter	$5.30	$3.75
4th Quarter (*) As reported by the OTCBB.	$4.50	$3.85

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

On July 9, 2013 (the last day prior to the filing of this report on which trading in the common stock occurred), the high bid for the common stock was $2.78 and the low bid was $2.78.

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

Approximate Number of Equity Security Holders

The number of record holders of the Company’s common stock as of June 28, 2013 was approximately 422. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 31% and 63%, respectively, of the Company’s net sales for the year ended March 29, 2013. Our offering of “QPL” items has recently been expanded to include additional products.

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
14

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 29, 2013 and March 30, 2012, respectively.

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues
	March 29,		March 30,
	2013		2012

Operating revenues (in thousands)	$13,330		$13,293

Operating expenses:
(as a percentage of operating revenues)

Costs of products sold	68.1%		66.1%
Selling, general and administrative	16.7%		15.9%
Interest expense	.2%		.3%
Depreciation and amortization	1.8%		1.4%

TOTAL COSTS AND EXPENSES	86.8%		83.7%

Operating income	13.2%		16.3%

Other income	—		—

Income before income taxes	13.2%		16.3%

Income taxes	(6.4%	)	(8.0%	)

Net income	6.8%		8.3%

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 29, 2013 vs. March 30, 2012 (continued)

Net sales for the year ended March 29, 2013 amounted to $13,330,097 reflecting a negligible increase versus the year ended March 30, 2012 net sales of $13,292,732. The increase in net sales is a direct result of a slowly recovering economy.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the fiscal years ended March 29, 2013 and March 30, 2012, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.

Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

For the fiscal year ended March 29, 2013, four of the Company’s customers accounted for approximately 34% of net sales. Of these, two customers accounted for approximately 21% of net sales. Five of the Company’s customers accounted for 50% of the Company’s net sales for the year ended March 30, 2012. Two of those customers accounted for 24% of the Company’s net sales.

The Company currently employs 16 independent sales representatives to market its products in all regions of the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These sales representatives accounted for approximately 94% of the Company’s net sales for the year ended March 29, 2013, with the balance of net sales being generated by direct customer contact.

For the fiscal year ended March 29, 2013, the Company’s principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 94% and 91% of the Company’s net sales for the years ended March 29, 2013 and March 30, 2012, respectively. Approximately 6% and 9% of net sales were made to international customers for the years ended March 29, 2013 and March 30, 2012, respectively.

Cost of products sold amounted to $9,065,572 for the fiscal year ended March 29, 2013, or 68.1% of operating revenues. This reflected a $283,259 or 3.2% increase in the cost of products sold of $8,782,313 or 66.1% of operating revenues for the fiscal year ended March 30, 2012. This increase is due primarily to the increased cost of production associated with the increase in purchase costs of gold and other components.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 29, 2013 vs. March 30, 2012 (continued)

Selling, general and administrative expenses were $2,220,244 and $2,118,631 or 16.7% and 15.9% of net sales for the fiscal years ended March 29, 2013 and March 30, 2012, respectively. This category of expenses increased by $101,613 or 4.6% from the prior year. The increase can be attributed to an increase in salaries, commissions and travel.

Interest expense was $28,412 for the fiscal year ended March 29, 2013 or 0.2% of net sales. For the fiscal year ended March 30, 2012, interest expense was $39,201 or 0.3% of net sales. The decrease of $10,789 or 27.5% reflects the slight decrease in interest bearing debt by the Company.

Depreciation and amortization of $235,336 or 1.8% of net sales was reported for the fiscal year ended March 29, 2013. This reflects an increase of $50,093 or 27.0% from the prior year ended March 30, 2012 of $185,243 or 1.4% of net sales. The increase is due primarily to additional new equipment being put in use during the current fiscal year.

The Company reported net income of $929,930 for the year ended March 29, 2013 representing basic earnings of $.40 per share as compared to net income of $1,102,424 or $.48 per share for the year ended March 30, 2012. The decrease in net income for the current year can be attributed primarily to the reported increase in costs.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 29, 2013 vs. March 30, 2012 (continued)

Liquidity and Capital Resources

The Company reported working capital of $7,116,644 as of March 29, 2013 compared to a working capital of $6,286,025 as of March 30, 2012. The increase in working capital of $830,619 was attributable to the following items:

Net income	$929,930
Depreciation and amortization	235,336
Capital expenditures	(287,539)
Other transactions	(47,108)
$830,619

As a result of the above, the current ratio (current assets to current liabilities) was 13.43 to 1 at March 29, 2013 as compared to 8.73 to 1 at March 30, 2012. Current liabilities at March 29, 2013 were $572,303 compared to $813,040 at March 30, 2012.

The Company reported $287,539 in capital expenditures for the year ended March 29, 2013 and recorded depreciation expense of $235,336 for the year ended March 29, 2013.

The net income of $929,930 for the year ended March 29, 2013 resulted in an increase in stockholders’ equity to $8,627,196 as compared to stockholders’ equity of $7,697,266 at March 30, 2012.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum interest rate of 12% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 29, 2013 the Company had reported excess payments to the factor of $36,916 as compared to March 30, 2012, where the Company had reported a liability to the Factor of $54,943.

Management is constantly reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. As a consequence of this new policy the Company’s experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all accounts receivable on a monthly basis. The reserve is less than 2% of average gross accounts receivable and is considered to be conservatively adequate.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 29, 2013 vs. March 30, 2012 (continued)

Liquidity and Capital Resources (continued)

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month.

With the passage of the 1990 Act the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of such Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the Plan were $119,745 for the year ended March 29, 2013 and $115,637 for the year ended March 30, 2012.

On September 15, 2008, the Company was notified by the State of New York Workers’ Compensation Board (the “WC Board”) that the Trade Industry Workers’ Compensation Trust for Manufacturers (the “Trust”) had defaulted. As a member of this self-insured group, the Company was assessed on an estimated basis by the WC Board for its allocable share necessary to discharge all liabilities of the Trust.

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

Results of Operations (continued)

Year End Results: March 29, 2013 vs. March 30, 2012 (continued)

Liquidity and Capital Resources (continued)

The total revised assessment for the years 2002 to 2007 is as follows:

2002	$23,445
2003	43,797
2004	51,381
2005	38,309
2006	46,477
2007	44,026
$247,435

As of March 29, 2013, the Company had paid down $178,440 of this assessment.

As of March 29, 2013 the remaining balance of the revised assessment payable was $68,995.

Effective as of May 31, 2013, the Company and the WC Board executed a settlement agreement pursuant to which the Company entered into a final settlement of the outstanding liability to the Trust and paid a lump-sum settlement amount equal to $7,771. The Company has no further liability to the Trust. In connection with this final settlement, the WC Board executed and issued a general release to the Company. This agreement will be reflected in the first fiscal quarter for the year ending March 28, 2014.

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

Results of Operations (continued)

Year End Results: March 29, 2013 vs. March 30, 2012 (continued)

Liquidity and Capital Resources (continued)

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 29, 2013, no options or restricted stock awards had been granted under the 2011 Plan.

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

See our audited Financial Statements for the fiscal year ended March 29, 2013 which follows Item 15 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon assessment, our management concluded that our internal control over financial reporting is effective as of March 29, 2013.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 29, 2013. In making this evaluation,

Index

IEH CORPORATION

PART II

Item 9A.	Controls and Procedures (continued)

management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 29, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended March 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

IEH CORPORATION

PART II

Item 9A.	Controls and Procedures (continued)

management team to assist and guide the disclosure process. The Board has also determined to periodically review and develop policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

In connection with their review and assessment of our disclosure controls and procedures, the Company’s management has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the year ended March 29, 2013 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None.

Index

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of March 29, 2013, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class

Michael Offerman	72	Chairman of the Board of Directors, President and Chief Executive Officer	I

Robert Knoth	70	Chief Financial Officer, Controller, Secretary and Treasurer

Allen Gottlieb	72	Director	II

Gerald E. Chafetz	70	Director	II

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. The Board of Directors currently consists of three (3) members divided into two classes with one Class I Member (Mr. Offerman) and two Class II Members (Mr. Gottlieb and Mr. Chafetz). The Class I Members of the Board of Directors are scheduled to be elected at the Company’s 2013 Annual Meeting. All officers are elected by and serve at the discretion of the Board of Directors.

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

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended March 29, 2013.

Director Independence; Meetings of Directors; Committees of the Board

Our Board of Directors currently consists of three individuals. Two of our directors (other than Michael Offerman) are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 29, 2013, our Board of Directors held one meeting and acted by unanimous written consent on two occasions.

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

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 29, 2013 and March 30, 2012 for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Total
Michael Offerman, Chief	March 29, 2013	$202,077	$35,000	$0	$237,077
Executive Officer, President (1)	March 30, 2012	$203,673	$40,000	$0	$243,673
Robert Knoth, Chief Financial	March 29, 2013	$165,077	$28,000	$0	$193,077
Officer	March 30, 2012	$161,481	$33,000	$0	$194,481

(1)          During the fiscal years ended March 29, 2013 and March 30, 2012, the Company provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile allowance.

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

The Company and Messrs. Offerman and Knoth have mutually agreed to extend their respective periods of employment.

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. For the fiscal year ended March 29, 2013, the contribution was $159,000. For the fiscal year ended March 30, 2012, the contribution was $149,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 28, 2013 with respect to: (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 28, 2013, there were 2,303,468 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

Index

IEH CORPORATION

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage (%) of Common Stock Owned

Officers and Directors
Common Stock $.01 Par Value	Michael Offerman c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	923,784	(1)	40%
	Allen Gottlieb c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0		0
	Robert Knoth c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	2,195	*
	Gerald E. Chafetz c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0		0
All Officers & Directors as a Group (4 in number)		925,979	(1)	40%
5% Shareholders
	David and Nancy Lopez P.O. Box 323 Southampton, NY 11969	188,500		8.2%

	GRT Capital Partners, L.L.C. GRT Deep Woods GP, L.L.C. One Liberty Square, 11th Floor Boston, MA 02109	116,042		5.04%

______________________

* Denotes ownership percentage of less than 1%.

(1)	43,600 shares of common stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.
(2)	All shares set forth above are owned directly by the named individual unless otherwise stated.

Index

IEH CORPORATION

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Board of Directors of IEH has selected Jerome Rosenberg, CPA P.C., as the independent auditor of IEH for the fiscal year ending March 29, 2013. Shareholders will be asked to ratify such selection at the Company’s annual meeting to be held in September 2013. The audit services provided by Jerome Rosenberg, CPA P.C., consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. A member of Jerome Rosenberg, CPA P.C., is expected to be present at the next annual meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees. During the fiscal year ended March 29, 2013 and March 30, 2012, IEH paid an aggregate of $46,400 and $46,400, respectively, to Jerome Rosenberg, CPA P.C., for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal years ended March 30, 2012 and March 25, 2011, no fees were paid to Jerome Rosenberg, CPA P.C., with respect to financial systems design or implementation.

Tax Fees. During the fiscal years ended March 29, 2013 and March 30, 2012, the Company paid to Jerome Rosenberg, CPA P.C., the sums of $4,000 and $4,000 for tax compliance, tax advice and tax planning services.

All Other Fees. During the fiscal year ended March 29, 2013, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C., and the fees paid to it for such services during the fiscal year ended March 29, 2013 has not compromised the independence of Jerome Rosenberg, CPA P.C.

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

Consistent with SEC policies regarding auditor independence, the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year's audit, management advises the Board of the audit and permissible non-audit services expected to be rendered during that year for each of the categories of services which may be provided by the independent auditor to the Board for approval. The primary categories of services expected to be provided by the independent auditor are as described in the list of fees set forth above. In addition, management will also provide to the Board for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Board will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Board requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

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

The financial statements referenced in Part II, Item 9 of this Annual Report appear on pages 33 to 52

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

Index

IEH CORPORATION

March 29, 2013 and March 30, 2012

Index to Financial Statements

Page
Number

Independent Auditor’s Report	34

Financial Statements:

Balance Sheets as of March 29, 2013 and March 30, 2012	35

Statements of Operations for the years ended March 29, 2013 and March 30, 2012	37

Statements of Stockholders’ Equity for the years ended March 29, 2013 and March 30, 2013	38

Statements of Cash Flows for the years ended March 29, 2013 and March 30, 2012	39

Notes to Financial Statements	41

Index

Independent Auditor’s Report

Board of Directors and Stockholders

IEH Corporation

Report on the Financial Statements

We have audited the accompanying financial statements of IEH Corporation, which comprise the balance sheets as of March 29, 2013 and March 30, 2012 and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 29, 2013 and March 30, 2012, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/Jerome Rosenberg CPA, P.C.

Jerome Rosenberg CPA, P.C.

Melville, New York

June 28, 2013

Index

IEH CORPORATION

BALANCE SHEETS

As of March 29, 2013 and March 30, 2012

	March 29,	March 30,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$415,857	$286,109
Accounts receivable, less allowances for doubtful accounts of $11,562 at March 29, 2013 and $11,562 at March 30, 2012	1,817,768	2,043,982
Inventories (Note 2)	4,463,180	4,233,260
Excess payments to accounts receivable factor (Note 5)	36,916	—
Prepaid expenses and other current assets (Note 3)	955,226	535,714

Total Current Assets	7,688,947	7,099,065

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,665,207 at March 29, 2013 and $7,429,871 at March 30, 2012 (Note 4)	1,497,690	1,445,487
	1,497,690	1,445,487

OTHER ASSETS:
Other assets	34,220	31,177
	34,220	31,177

Total Assets	$9,220,857	$8,575,729

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

BALANCE SHEETS (Continued)

As of March 29, 2013 and March 30, 2012

	March 29,	March 30,
	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$85,548	$305,786
Accounts receivable financing (Note 5)	—	54,943
Accrued corporate income taxes	—	—
Workers compensation insurance assessments- current portion (Note 8)	47,638	47,638
Other current liabilities (Note 6)	439,117	404,673

Total Current Liabilities	572,303	813,040

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	21,358	65,423
Total Long-Term Liabilities	21,358	65,423

Total Liabilities	593,661	878,463

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 29, 2013 and March 30, 2012	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings	5,859,588	4,929,658

Total Stockholders’ Equity	8,627,196	7,697,266

Total Liabilities and Stockholders’ Equity	$9,220,857	$8,575,729

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended March 29, 2013 and March 30, 2012

	March 29,	March 30,
	2013	2012

REVENUE, net sales (Note 13)	$13,330,097	$13,292,732

COSTS AND EXPENSES:
Cost of products sold	9,065,572	8,782,313
Selling, general and administrative	2,220,444	2,118,631
Interest expense	28,412	39,021
Depreciation and amortization	235,336	185,243
	11,549,764	11,125,208

OPERATING INCOME	1,780,333	2,167,524

OTHER INCOME	561	—

INCOME BEFORE INCOME TAXES	1,780,894	2,167,524

PROVISION FOR INCOME TAXES	(850,964)	(1,065,100)

NET INCOME	$929,930	$1,102,424

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)	$.40	$.48

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)	2,303	2,303

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 29, 2013 and March 30, 2012

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 25, 2011	2,303,468	$23,035	$2,744,573	$3,827,234	$6,594,842

Net income: year ended March 30, 2012	—	—	—	1,102,424	1,102,424

Balances, March 30, 2012	2,303,468	23,035	2,744,573	4,929,658	7,697,266

Net Income: year ended March 29, 2013	—	—	—	929,930	929,930

Balances, March 29, 2013	2,303,468	$23,035	$2,744,573	$5,859,588	$8,627,196

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

For the Years Ended March 29, 2013 and March 30, 2012

	March 29,	March 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$929,930	$1,102,424

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	235,336	185,243

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	226,214	(57,183)
(Increase) decrease in excess payments to accounts receivable factor	(36,916)	78,898
(Increase) in inventories	(229,920)	(519,888)
(Increase) in prepaid expenses and other current assets	(419,512)	(288,626)
(Increase) in other assets	(3,043)	(3,290)

(Decrease) in accounts payable	(220,237)	(50,439)
Increase in other current liabilities	34,444	40,208
(Decrease) in accrued corporate income taxes	—	(3,752)
(Decrease) in workers compensation insurance assessment	(44,066)	(47,638)

Total adjustments	(457,700)	(666,467)

NET CASH PROVIDED BY OPERATING ACTIVITIES	472,230	435,957

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(287,539)	(361,840)

NET CASH (USED) BY INVESTING ACTIVITIES	$(287,539)	$(361,840)

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF CASH FLOWS (Continued)

Increase (Decrease) in Cash

For the Years Ended March 29, 2013 and March 30, 2012

	March 29,	March 30,
	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity in accounts receivable financing	$(54,943)	$54,943

NET CASH PROVIDED BY FINANCING ACTIVITIES	(54,943)	54,943

INCREASE (DECREASE) IN CASH	129,748	129,060

CASH, beginning of period	286,109	157,049

CASH, end of period	$415,857	$286,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$25,053	$35,438

Income Taxes	$1,230,000	$846,988

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

The customers the Company services are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 31% and 63%, respectively, of the Company’s net sales for the year ended March 29, 2013. The Company’s offering of “QPL” items has recently been expanded to include additional products.

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The year ended March 29, 2013 was comprised of 52 weeks and the year ended March 30, 2012 was comprised of 53 weeks.

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

An additional provision of the Dodd-Frank Act provides for all non-interest bearing transaction accounts to be fully insured by the FDIC. Coverage under this provision ended on December 31, 2012, at which time all accounts were covered up to $250,000 in the aggregate.

As of March 29, 2013, the Company had funds on deposit in the amount of $415,857 in one financial institution comprised of the following:

Non-interest bearing accounts	$160,388
Interest bearing account	255,469
$415,857

The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk.

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings Per Share which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 29, 2013 and March 30, 2012, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets which includes the provisions of SFAS No. 144, “Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of”, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 29, 2013 and March 30, 2012.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 29, 2013 and March 30, 2012.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 29, 2013 and March 30, 2012, respectively.

Effect of New Accounting Pronouncements:

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The adoption of this pronouncement is not expected to have a material effect on our Company's financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04 "Technical corrections and improvements". This ASU makes certain technical correction to the FASB Accounting Standards Codification. The new guidance will be effective for fiscal years beginning after December 15, 2012. The adoption of the new amendments is not expected to have a significant impact on our financial statements.

In July, 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic). ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Effect of New Accounting Pronouncements (continued):

The pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. Our Company's adoption of the new standard is not expected to have a material effect on our Company's financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11 "Disclosures about offsetting assets and liabilities". Under the new guidance entities must disclose both gross information and net information on instruments and transactions eligible for offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45, and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance will be effective for the Company beginning April 1, 2013. The adoption of the new amendments is not expected to have a significant impact on our Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Company's financial statements upon adoption.

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

Inventories are comprised of the following:

	March 29,	March 30,
	2013	2012

Raw materials	$2,646,222	$2,655,462
Work in progress	679,737	614,658
Finished goods	1,137,221	963,140

	$4,463,180	$4,233,260

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 3 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	March 29,	March 30,
	2013	2012

Prepaid insurance	$63,897	$57,637
Prepaid corporate taxes	805,885	426,849
Other current assets	85,444	51,228
	$955,226	$535,714

Note 4 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	March 29,	March 30,
	2013	2012

Computers	$308,080	$269,124
Leasehold improvements	784,882	740,682
Machinery and equipment	5,296,237	5,276,587
Tools and dies	2,596,379	2,419,087
Furniture and fixture	168,269	162,328
Website development cost	9,050	7,550

	9,162,897	8,875,358
Less: accumulated depreciation and amortization	(7,665,207)	(7,429,871)

	$1,497,690	$1,445,487

Note 5 -	ACCOUNTS RECEIVABLE FINANCING:

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum.

The financing agreement has an initial term of one year and automatically renews for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 29, 2013 the Company had reported excess payments to the Factor of $36,916 compared to March 30, 2012, where the Company had reported a liability to the Factor of $54,943.

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 6 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	March 29,	March 30,
	2013	2012

Payroll and vacation accruals	$387,341	$337,961
Sales commissions	40,214	53,204
Insurance	7,362	2,807
Other	4,200	10,701
	$439,117	$404,673

Note 7 -	INCOME TAXES:

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

The provision for income taxes consists of the following:

March 29,
2013
Current:

Federal	$351,763
State and local	271,377
Total current tax provision	623,140

Deferred:

Federal	174,237
State and local	53,587
Total deferred tax benefit	227,824

Total provision (benefit)	$850,964

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 7 -	INCOME TAXES (continued):

The components of the Company’s deferred taxes at March 29, 2013 are as follows:

Deferred tax assets:
Accounts receivable reserves	$11,562
Accrued expenses	500,751
Prepaid expenses	(183,561)
328,752

Deferred tax liabilities:
Depreciation	(38,729)

Net deferred tax assets before valuation allowance	290,023
Valuation allowance	(290,023)
Net deferred tax assets	$—

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

A reconciliation of the income tax benefit at the statutory Federal tax rate of 34 % to the income tax benefit recognized in the financial statements is as follows:

March 29,
2013

Income tax expense (benefit) – statutory rate	34%
Income tax expenses – state and local, net of federal benefit	12%

Income tax expense (benefit)	46%
49

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 8 -	WORKERS COMPENSATION INSURANCE ASSESSMENT:

On September 15, 2008, the Company was notified by the State of New York Workers’ Compensation Board (the “WC Board”) that the Trade Industry Workers’ Compensation Trust for Manufacturers (the “Trust”) had defaulted. As a member of this self-insured group, the Company was assessed on an estimated basis by the WC Board for its allocable share necessary to discharge all liabilities of the Trust.

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
$247,435

As of March 29, 2013, the Company had paid down $178,440 of this assessment.

As of March 29, 2013 the remaining balance of the revised assessment payable was $68,995.

Effective as of May 31, 2013, the Company and the WC Board executed a settlement agreement pursuant to which the Company entered into a final settlement of the outstanding liability to the Trust and paid a lump-sum settlement amount equal to $7,771. The Company has no further liability to the Trust. In connection with this final settlement, the WC Board executed and issued a general release to the Company. This agreement will be reflected in the first fiscal quarter for the year ending March 28, 2014.

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $929,930, which represents the net income for the fiscal year ended March 29, 2013. As a result, the Company reported retained earnings of $5,859,588.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 29, 2013, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 29, 2013, the Company’s contribution was $159,000. For the year ended March 30, 2012, the Company’s contribution was $149,000.

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The Company has renewed its lease for its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York. The renewed lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2014	$158,480
2015	163,240
2016	168,120
2017	173,180
2018	178,360
Thereafter	501,560
$1,342,940

The rental expense for the years ended March 29, 2013 and March 30, 2012, was $153,860 and $149,380, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $119,745 for the year ended March 29, 2013 and were $115,637 for the year ended March 30, 2012.

Note 13 -	REVENUES FROM MAJOR CUSTOMERS:

In the fiscal year ended March 29, 2013 four customers accounted for approximately 34% of revenues. During the year ended March 30, 2012 approximately 50% of the Company’s total revenues were earned from five customers. Total sales to these customers were approximately $4,505,000 and $6,687,000. In the fiscal year ended March 29, 2013, two customers accounted for 11% and 10% of the Company’s sales respectively. As of March 29, 2013, amounts due from three customers represented approximately 31% of the total balance of accounts receivable.

Index IEH CORPORATION NOTES TO FINANCIAL STATEMENTS

Note 14-	SUBSEQUENT EVENTS:

Effective as of May 31, 2013, the Company and the WC Board executed a settlement agreement pursuant to which the Company entered into a final settlement of the outstanding liability to the Trust and paid a lump-sum settlement amount equal to $7,771. The Company has no further liability to the Trust. In connection with this final settlement, the WC Board executed and issued a general release to the Company. This agreement will be reflected in the first fiscal quarter for the year ending March 28, 2014.

The Company has evaluated all other subsequent events through June 28, 2013, the date the financial statements were available to be issued.

Index

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ Michael Offerman
Michael Offerman
President and Chief Executive Officer

Dated:   July 10, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Offerman	July 10, 2013
Michael Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	July 10, 2013
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	July 10, 2013
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	July 10, 2013
Gerald E. Chafetz, Director

