Form 10-Q
period 2013-06-28
IEH CORPORATION
filed 2013-08-12
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 28, 2013.

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	34

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	35

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	36

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of June 28, 2013 and March 29, 2013

	June 28,	March 29,
	2013	2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$330,762	$415,857
Accounts receivable, less allowances for doubtful accounts of $11,562 at June 28, 2013 and March 29, 2013	2,472,601	1,817,768
Inventories (Note 3)	4,608,000	4,463,180
Excess payments to accounts receivable factor (Note 6)	216,051	36,916
Prepaid expenses and other current assets (Note 4)	799,290	955,226

Total Current Assets	8,426,704	7,688,947

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,728,007 at June 28, 2013 and $7,665,207 at March 29, 2013 (Note 5)	1,545,235	1,497,690
	1,545,235	1,497,690

OTHER ASSETS:
Other assets	37,220	34,220
	37,220	34,220

Total Assets	$10,009,159	$9,220,857

The accompanying notes should be read in conjunction with the financial statements. -3-

IEH CORPORATION

BALANCE SHEETS (Continued)

As of June 28, 2013 and March 29, 2013

	June 28,	March 29,
	2013	2013
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$371,240	$85,548
Workers compensation insurance assessments- current portion (Note 8)	—	47,638
Other current liabilities (Note 7)	486,404	439,117

Total Current Liabilities	857,644	572,303

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	—	21,358
Total Long-Term Liabilities	—	21,358

Total Liabilities	857,644	593,661

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at June 28, 2013 and March 29, 2013	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	6,383,907	5,859,588
Total Stockholders’ Equity	9,151,515	8,627,196

Total Liabilities and Stockholders’ Equity	$10,009,159	$9,220,857

The accompanying notes should be read in conjunction with the financial statements. -4-

IEH CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended June 28, 2013 and June 29, 2012

	Three Months Ended
	June 28,	June 29,
	2013	2012

REVENUE, net sales	$4,090,639	$3,469,269

COSTS AND EXPENSES

Cost of products sold	2,488,825	2,268,115
Selling, general and administrative	636,240	568,459
Interest expense	7,673	7,251
Depreciation	62,800	66,300
	3,195,538	2,910,125

OPERATING INCOME	895,101	559,144

OTHER INCOME	54,218	96

INCOME BEFORE INCOME TAXES	949,319	559,240

PROVISION FOR INCOME TAXES	(425,000)	(244,126)

NET INCOME	$524,319	$315,114

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.23	$.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements. -5-

IEH CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended June 28, 2013 and June 29, 2012

	Three Months Ended
	June 28,	June 29,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$524,319	$315,114

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,800	66,300

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(654,833)	163,645
(Increase) in inventories	(144,820)	(20,240)
(Increase) in excess payments to accounts receivable factor	(179,135)	(357,152)
(Increase) decrease in prepaid expenses and other current assets	155,936	(66,406)
(Increase) in other assets	(3,000)	—
Increase in accounts payable	285,691	41,149
Increase in other current liabilities	47,287	847
(Decrease) in workers compensation assessment	(68,995)	(7,940)

Total adjustments	(499,069)	(179,797)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,250	135,317

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(110,345)	(69,504)

NET CASH (USED) BY INVESTING ACTIVITIES	$(110,345)	$(69,504)

The accompanying notes should be read in conjunction with the financial statements. -6-

IEH CORPORATION

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

For the Three Months Ended June 28, 2013 and June 29, 2012

	Three Months Ended
	June 28,	June 29,
	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Activity of accounts receivable financing	$—	$(54,943)

NET CASH (USED) BY FINANCING ACTIVITIES	—	(54,943)

INCREASE (DECREASE) IN CASH	(85,095)	10,870

CASH, beginning of period	415,857	286,109

CASH, end of period	$330,762	$296,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the three months for:

Interest	$6,173	$5,751

Income Taxes	$270,000	$330,000

The accompanying notes should be read in conjunction with the financial statements. -7-

IEH CORPORATION
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 28, 2013 and June 29, 2012 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 28, 2013 and June 29, 2012 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 28, 2013, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 29, 2013 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 29, 2013 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Business New Product Development:

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

A new product line featuring high density connectors is being added to the Company’s product offering. This offering should be available within the next few months. The Company expects the new product line to bring additional revenue.

The standard printed circuit board connectors we produce are continually being expanded and utilized in many of the military programs being built today. We have recently received approval for additional products that we can offer under the Military Qualified Product Listing “QPL”.

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31. The year ended March 29, 2013 was comprised of 52 weeks.

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010, the Federal Deposit Insurance Corporation (FDIC) will permanently insure all accounts at financial institutions up to $250,000 in the aggregate.

As of June 28, 2013, the Company had funds on deposit in the amount of $330,762 in one financial institution comprised of the following:

Non-interest bearing accounts	$20,153
Interest bearing account	310,609
$330,762

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

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 28, 2013 and June 29, 2012, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended June 28, 2013 and June 29, 2012, respectively.

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the three months ended June 28, 2013 and June 29, 2012, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the three months ended June 28, 2013 and June 29, 2012, respectively.

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

Note 3-	INVENTORIES:

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

Inventories are comprised of the following:

	June 28,	March 29,
	2013	2013

Raw materials	$2,732,086	$2,646,222
Work in progress	701,793	679,737
Finished goods	1,174,121	1,137,221
	$4,608,000	$4,463,180

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	June 28,	March 29,
	2013	2013

Prepaid insurance	$41,332	$63,897
Prepaid corporate taxes	650,885	805,885
Other current assets	107,073	85,444
	$799,290	$955,226

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	June 28,	March 29,
	2013	2013

Computers	$308,080	$308,080
Leasehold improvements	791,682	784,882
Machinery and equipment	5,311,123	5,296,237
Tools and dies	2,683,329	2,596,379
Furniture and fixture	169,978	168,269
Website development cost	9,050	9,050
	9,273,242	9,162,897
Less: accumulated depreciation and amortization	(7,728,007)	(7,665,207)
	$1,545,235	$1,497,690

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

At June 28, 2013, the Company had reported excess payments to the Factor resulting in overpayments of $216,051, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of June 28, 2013 as “Excess payments to accounts receivable factor.” As of March 29, 2013, the Company had reported excess payments to the Factor of $36,916.

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	June 28,	March 29,
	2013	2013

Payroll and vacation accruals	$391,996	$387,341
Sales commissions	66,340	40,214
Insurance	2,872	7,362
Other	25,196	4,200
	$486,404	$439,117

Note 8-	WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 8-	WORKERS COMPENSATION INSURANCE ASSESSMENT: (continued)

The total revised assessment for the years 2002 to 2007 was as follows:

2002	$23,445
2003	43,797
2004	51,381
2005	38,309
2006	46,477
2007	44,026
$247,435

As of March 29, 2013, the Company had paid down $178,440 of this assessment.

As of March 29, 2013 the remaining balance of the revised assessment payable was $68,995.

Effective as of May 31, 2013, the Company and the WC Board executed a settlement agreement pursuant to which the Company entered into a final settlement of the outstanding liability to the Trust and paid a lump-sum settlement amount equal to $7,771. The Company has no further liability to the Trust. In connection with this final settlement, the WC Board executed and issued a general release to the Company. The settlement resulted in the Company recognizing forgiveness of debt income of $54,078.

Note 9-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $524,319, which represents the net income for the three months ended June 28, 2013. Accordingly, the Company reported accumulated retained earnings of $6,383,907 as of June 28, 2013.

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

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

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

The aggregate fair market value of shares subject to options granted to a participant(s), that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 28, 2013, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $47,400 for the three months ended June 29, 2013. For the year ended March 29, 2013, the Company’s contribution was $159,000.

Note 12-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:
2014	158,480
2015	163,240
2016	168,120
2017	173,180
2018	178,360
Thereafter	501,560
$1,342,940

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 12-	COMMITMENTS AND CONTINGENCIES: (continued)

The rental expense for the three months ended June 28, 2013 and June 29, 2012 was $39,225 and $38,085, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $29,431 and $30,950 for the three months ended June 28, 2013 and June 29, 2012, respectively.

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

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Inventory Valuation:

Raw materials and supplies are stated at cost on first-in, first-out basis, which does not exceed market value. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

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

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended June 28, 2013 and June 29, 2012, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

Comparative Analysis-Three Months Ended June 28, 2013 and June 29, 2012

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	June 28,		June 29,
	2013		2012

Operating Revenues (in thousands)	$4,091		$3,469

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	60.8%		65.4%
Selling, General and Administrative	15.6%		16.4%
Interest Expense	.2%		.2%
Depreciation and amortization	1.5%		1.9%

TOTAL COSTS AND EXPENSES	78.1%		83.9%

Operating Income	21.9%		16.1%

Other Income	1.3%		—

Income (loss) before Income Taxes	23.2%		16.1%

Income Taxes	(10.4%	)	(7.0%	)

Net Income	12.8%		9.1%

Operating revenues for the three months ended June 28, 2013 amounted to $4,090,639 reflecting a 17.9% increase versus the three months ended June 29, 2012 revenues of $3,469,269. The increase in revenues can be attributed to increased military and commercial spending.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 28, 2013 and June 29, 2012 (continued)

Cost of products sold amounted to $2,488,825 for the three months ended June 28, 2013, or 60.8% of operating revenues. This reflected a $220,710 or 9.7% increase in the cost of products sold from $2,268,115 or 65.4% of operating revenues for the three months ended June 29, 2012. The increase in cost of product sold is due primarily to cost associated with the increase in military and commercial spending.

Selling, general and administrative expenses were $636,240 or 15.6% of operating revenues for the three months ended June 28, 2013 compared to $568,459 or 16.4% of operating revenues for the three months ended June 29, 2012. This category of expense increased by $67,781 or 11.9% from the prior three month period. The increase can be attributed to an increase in travel expenses.

Interest expense was $7,673 for the three months ended June 28, 2013 or .2% of operating revenues. For the fiscal three months ended June 29, 2012, interest expense was $7,251 or .2% of operating revenues. The increase of $422 or 5.8% reflects a minor increase in the Company’s borrowings during the quarter ended June 28, 2013.

Depreciation and amortization of $62,800 or 1.5% of operating revenues was reported for the three months ended June 28, 2013 as compared to the three month period ended June 29, 2012 of $66,300 or 1.9% of operating revenues. The decrease was due to older assets being fully depreciated.

The Company reported net income of $524,319 for the three months ended June 28, 2013 representing basic earnings of $.23 per share as compared to net income of $315,114 or $.14 per share for the three months ended June 29, 2012. The increase in net income for the current three month period can be attributed primarily to the increase in sales of its products in the military and commercial sectors.

 Liquidity and Capital Resources

The Company reported working capital of $7,569,060 as of June 28, 2013 compared to a working capital of $7,116,644 as of March 29, 2013. The increase in working capital of $452,416 was attributable to the following items:

Net income	$524,319
Depreciation and amortization	62,800
Capital expenditures	(110,345)
Other transactions	(24,358)
$452,416

As a result of the above, the current ratio (current assets to current liabilities) was 9.83 to 1 at June 28, 2013 as compared to 13.43 to 1 at March 29, 2013. Current liabilities at June 28, 2013 were $857,644 compared to $572,303 at March 29, 2013.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

For the three months ended June 28, 2013, the Company reported $110,345 in capital expenditures and depreciation of $62,800.

The net income of $524,319 for the three months ended June 28, 2013 resulted in an increase in stockholders’ equity to $9,151,515 as compared to stockholders’ equity of $8,627,196 at March 29, 2013.

The Company has an accounts receivable financing agreement with non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At June 28, 2013, the Company reported excess payments to the Factor resulting in overpayments of $216,051 These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.” The Company reported excess payment to the Factor of $36,916 at March 29, 2013.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $29,431 and $30,950 for the three months ended June 28, 2013 and June 29, 2012, respectively.

On December 15, 2008, the Company was notified by the State of New York Workers’ Compensation Board (the “Board”) that the Trade Industry Workers’ Compensation Trust for Manufacturers (the “Trust”) had defaulted. As a member of this self-insured group, the Company was assessed on an estimated basis by the Board for its allocable share necessary to discharge all liabilities of the Trust.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

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

Effective as of May 31, 2013, the Company and the WC Board executed a settlement agreement pursuant to which the Company entered into a final settlement of the outstanding liability to the Trust and paid a lump-sum settlement amount equal to $7,771. The Company has no further liability to the Trust. In connection with this final settlement, the WC Board executed and issued a general release to the Company. This settlement resulted in the Company recognizing forgiveness of debt income of $54,078.

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

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 28, 2013, no options or restricted stock awards had been granted under the 2011 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $47,400 for the three months ended June 28, 2013. For the year ended March 29, 2013, the Company’s contribution was $159,000.

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

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

As of June 28, 2013, our unrestricted cash was $330,762 of which $310,609 was in an interest bearing money market account with and the balance of $20,153 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended June 28, 2013 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to or aware of any pending or threatened legal proceedings which, in the opinion of the Company’s management, would result in any material adverse effect on its results of operations or its financial condition.

IEH CORPORATION

PART II: OTHER INFORMATION

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

We have generated net income of $929,930, $1,102,424 and $1,669,517, respectively, for the fiscal years ended March 29, 2013, March 30, 2012 and March 25, 2011, and $524,319 for the quarter ended June 28, 2013. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

Table of Contents IEH CORPORATION PART II: OTHER INFORMATION

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 29, 2013 traded as low as $2.02 per share and as high as $4.09 per share. During the three month period ended June 28, 2013, our common stock traded in the range of $2.76 per share to $3.10 per share. We cannot assure you that your initial investment in our common stock will not decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

None

Item 5. Other Information

None

Table of Contents IEH CORPORATION PART II: OTHER INFORMATION

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

Table of Contents IEH CORPORATION PART II: OTHER INFORMATION

Item 6. Exhibits (continued)

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the three months ended June 28, 2013 and June 29, 2012; (ii) Balance Sheets as of June 28, 2013 and March 29, 2013; (iii) Statement of Cash Flows for the three months ended June 28, 2013 and June 29, 2012; and (iv) Notes to Financial Statements for the three months ended June 29, 2012.

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

IEH CORPORATION
(Registrant)

August 12, 2013	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

August 12, 2013	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)

-33-