Form 10-K/A
period 2013-03-29
IEH CORPORATION
filed 2013-11-15
CIK 50292

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

None

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the year ended March 29, 2013 (“Original Form 10-K”), which amends and restates the Original Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on July 10, 2013, for the sole purpose of amending, restating and inserting a new Report of Independent Registered Public Accounting Firm, to comply with the requirements of Auditing Standard No. 1 of the Public Company Accounting Oversight Board in its entirety and updating the page numbers on the Index to Financial Statements.

1.               Except as described above, no other changes have been made to the Original Form 10-K, including, without limitation, no changes to the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended March 29, 2013, as set forth in Item 15 of the Original Form 10-K.

2.               With this Form 10-K/A (Amendment No.1), the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, respectively, included in Part IV, Item 15 and attached as Exhibits 31.1, 31.2 and 32.1 to this Form 10-K/A (Amendment No. 1).

3

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

The Company currently employs 16 independent sales representatives to market its products in all regions in the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 94% of Company net sales for the year ended March 29, 2013 (with the balance of Company net sales being generated via direct customer contact).

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
15

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

Index

IEH CORPORATION

March 29, 2013 and March 30, 2012

Index to Financial Statements

Page
Number

Report of Independent Registered Public Accounting Firm	35

Financial Statements:

Balance Sheets as of March 29, 2013 and March 30, 2012	36

Statements of Operations for the years ended March 29, 2013 and March 30, 2012	38

Statements of Stockholders’ Equity for the years ended March 29, 2013 and March 30, 2013	39

Statements of Cash Flows for the years ended March 29, 2013 and March 30, 2012	40

Notes to Financial Statements	42

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation, as of March 29, 2013 and March 30, 2012 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years ended March 29, 2013 and March 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 29, 2013 and March 30, 2012, and the results of its operations and its cash flows for each of the two years ended in March 28, 2013 and March 30, 2012 in conformity with U.S. principles generally accepted accounting.

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
50

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

Dated:   November 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Offerman	November 15, 2013
Michael Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	November 15, 2013
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	November 15, 2013
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	November 15, 2013
Gerald E. Chafetz, Director

