Form 10-Q
period 2013-09-27
IEH CORPORATION
filed 2013-11-18
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 27, 2013.

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	38

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	39

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	40

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of September 27, 2013 and March 29, 2013

	Sept. 27,	March 29,
	2013	2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$792,652	$415,857
Accounts receivable, less allowances for doubtful accounts of $11,562 at September 27, 2013 and March 29, 2013	2,096,934	1,817,768
Inventories (Note 3)	4,667,200	4,463,180
Excess payments to accounts receivable factor (Note 6)	523,083	36,916
Prepaid expenses and other current assets (Note 4)	734,831	955,226

Total Current Assets	8,814,700	7,688,947

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,790,107 at September 27, 2013 and $7,665,207 at March 30, 2012 (Note 5)	1,582,720	1,497,690
	1,582,720	1,497,690

OTHER ASSETS:
Other assets	40,247	34,220
	40,247	34,220

Total Assets	$10,437,667	$9,220,857

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of September 27, 2013 and March 29, 2013

	Sept. 27,	March 29,
	2013	2013
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$319,488	$85,548
Accrued corporate income taxes	52,464	—
Workers compensation insurance assessments- current portion (Note 8)	—	47,638
Other current liabilities (Note 7)	431,959	439,117

Total Current Liabilities	803,911	572,303

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	—	21,358
Total Long-Term Liabilities	—	21,358

Total Liabilities	803,911	593,661

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at September 27, 2013 and March 29, 2013	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	6,866,148	5,859,588
Total Stockholders’ Equity	9,633,756	8,627,196

Total Liabilities and Stockholders’ Equity	$10,437,667	$9,220,857

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Six and Three Months Ended September 27, 2013 and September 28, 2012

	Six Months Ended		Three Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2013	2012	2013	2012

REVENUE, net sales	$8,105,981	$6,707,556	$4,015,342	$3,238,287

COSTS AND EXPENSES

Cost of products sold	4,945,909	4,504,544	2,457,084	2,236,429
Selling, general and administrative	1,276,636	1,121,658	640,396	553,199
Interest expense	12,701	13,557	5,028	6,306
Depreciation	124,900	125,400	62,100	59,100
	6,360,146	5,765,159	3,164,608	2,855,034

OPERATING INCOME	1,745,835	942,397	850,734	383,253

OTHER INCOME	54,397	239	179	143

INCOME BEFORE INCOME TAXES	1,800,232	942,636	850,913	383,396

PROVISION FOR INCOME TAXES	793,672	425,122	368,672	180,996

NET INCOME	$1,006,560	$517,514	$482,241	$202,400

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.44	$.22	$.21	$.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Six Months Ended September 27, 2013 and September 28, 2012

	Six Months Ended
	Sept. 27,	Sept. 28,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,006,560	$517,514

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	124,900	125,400

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(279,166)	160,223
(Increase) decrease in inventories	(204,020)	24,648
(Increase) decrease in prepaid expenses and other current assets	220,396	(184,809)
(Increase) in other assets	(6,027)	(12)
Increase (decrease) in accounts payable	233,939	(85,418)
(Decrease) in other current liabilities	(7,159)	(66,121)
Increase in accrued corporate income taxes	52,464	—
(Decrease) in workers compensation assessment	(68,995)	(22,629)

Total adjustments	66,332	(48,718)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,072,892	468,796

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(209,930)	(155,171)

NET CASH (USED) BY INVESTING ACTIVITIES	$(209,930)	$(155,171)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

For the Six Months Ended September 27, 2013 and September 28, 2012

	Six Months Ended
	Sept. 27,	Sept. 28,
	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in accounts receivable financed	$—	$(54,943)
Increase (decrease) in excess payments to accounts receivable factor	(486,167)	(171,661)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(486,167)	(226,604)

INCREASE IN CASH	376,795	87,021

CASH, beginning of period	415,857	286,109

CASH, end of period	$792,652	$373,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the six months for:

Interest	$11,201	$12,057

Income Taxes	$540,000	$660,000

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of September 27, 2013 and September 28, 2012 and for the six and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 27, 2013 and September 28, 2012 and the results of operations and cash flows for the six and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six and three months ended September 27, 2013, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 29, 2013 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 29, 2013 included in the Company’s Annual Report on Form 10-K/A as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of September 27, 2013, the Company had funds on deposit in the amount of $792,652 in one financial institution comprised of the following:

Non-interest bearing accounts	$526,891
Interest bearing account	265,761
$792,652

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 27, 2013 and September 28, 2012, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments, consisting of accounts receivable, accounts payable, and borrowings, approximate their fair value due to the relatively short maturity (six months) of these instruments.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the six months ended September 27, 2013 and September 28, 2012, respectively.

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the six months ended September 27, 2013 and September 28, 2012, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the six months ended September 27, 2013 and September 28, 2012, respectively.

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

Inventories are comprised of the following:

	Sept., 27,	March 29,
	2013	2013

Raw materials	$2,767,186	$2,646,222
Work in progress	710,809	679,737
Finished goods	1,189,205	1,137,221
	$4,667,200	$4,463,180

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	Sept., 27,	March 29,
	2013	2013

Prepaid insurance	$31,722	$63,897
Prepaid corporate taxes	604,677	805,885
Other current assets	98,432	85,444
	$734,831	$955,226

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	Sept., 27,	March 29,
	2013	2013

Computers	$311,027	$308,080
Leasehold improvements	791,682	784,882
Machinery and equipment	5,321,521	5,296,237
Tools and dies	2,769,569	2,596,379
Furniture and fixture	169,978	168,269
Website development cost	9,050	9,050
	9,372,827	9,162,897
Less: accumulated depreciation and amortization	(7,790,107)	(7,665,207)
	$1,582,720	$1,497,690

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

At September 27, 2013, the Company had reported excess payments to the Factor resulting in overpayments of $523,083, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of September 27, 2013 as “Excess payments to accounts receivable factor.” As of March 29, 2013, the Company had reported excess payments to the Factor of $36,916.

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	Sept., 27,	March 29,
	2013	2013

Payroll and vacation accruals	$349,865	$387,341
Sales commissions	42,141	40,214
Insurance	3,912	7,362
Other	36,041	4,200
	$431,959	$439,117

Note 8-	WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

The accumulated retained earnings increased by $1,006,560, which represents the net income for the six months ended September 27, 2013. Accordingly, the Company reported accumulated retained earnings of $6,866,148 as of September 27, 2013.

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

The aggregate fair market value of shares subject to options granted to a participant(s), that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 27, 2013, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $94,800 for the six months ended September 27, 2013. For the year ended March 29, 2013, the Company’s contribution was $159,000.

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

The rental expense for the six months ended September 27, 2013 and September 28, 2012 was $78,450 and $76,170, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $57,849 and $59,150 for the six months ended September 27, 2013 and September 28, 2012, respectively.

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

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended September 27, 2013 and September 28, 2012, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Six Months Ended September 27, 2013 and September 28, 2012

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	Sept. 27,	Sept. 28,
	2013	2012

Operating Revenues (in thousands)	$8,106	$6,708

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	61.02%	67.16%
Selling, General and Administrative	15.75%	16.72%
Interest Expense	.16%	.20%
Depreciation and amortization	1.54%	1.87%

TOTAL COSTS AND EXPENSES	78.47%	85.95%

Operating Income	21.53%	14.05%

Other Income	.67	—

Income (loss) before Income Taxes	22.20%	14.05%

Income Taxes	(9.79%)	(6.34%)

Net Income	12.41%	7.71%

Operating revenues for the six months ended September 27, 2013 amounted to $8,105,981 reflecting a 20.85% increase versus the six months ended September 28, 2012 revenues of $6,707,556. The increase in revenues can be attributed to an increase in military and commercial spending.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Six Months Ended September 27, 2013 and September 28, 2012 (continued)

Cost of products sold amounted to $4,945,909 for the six months ended September 27, 2013, or 61.02% of operating revenues. This reflected a $441,365 or 9.80% increase in the cost of products sold from $4,504,544 or 67.16% of operating revenues for the six months ended September 28, 2012. The increase in cost of products sold is related to the increase in military and commercial spending.

Selling, general and administrative expenses were $1,276,636 or 15.75% of operating revenues for the six months ended September 27, 2013 compared to $1,121,658 or 16.72% of operating revenues for the six months ended September 28, 2012. This category of expense increased by $154,978 or 13.82% from the prior six month period. The increase can be attributed to an increase in travel expenses.

Interest expense was $12,701 for the six months ended September 27, 2013 or .16% of operating revenues. For the fiscal six months ended September 28, 2012, interest expense was $13,557 or .20% of operating revenues. The decrease of $856 or 6.31% reflects a decrease in the Company’s borrowings during the quarter ended September 27, 2013.

Depreciation and amortization of $124,900 or 1.54% of operating revenues was reported for the six months ended September 27, 2013 as compared to the six month period ended September 28, 2012 of $125,400 or 1.87% of operating revenues.

The Company reported net income of $1,006,560 for the six months ended September 27, 2013 representing basic earnings of $.44 per share as compared to net income of $517,514 or $.22 per share for the six months ended September 28, 2012. The increase in net income for the current six month period can be attributed primarily to an increase in military and commercial spending.

Comparative Analysis-Three Months Ended September 27, 2013 and September 28, 2012

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended September 27, 2013 and September 28, 2012

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues

	Sept 27,	Sept 28,
	2013	2012

Operating Revenues (in thousands)	$4,015	$3,238

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	61.19%	69.06%
Selling, General and Administrative	15.95%	17.08%
Interest Expense	.13%	.19%
Depreciation and amortization	1.55%	1.83%

TOTAL COSTS AND EXPENSES	78.82%	88.16%

Operating Income	21.18%	11.84%

Other Income	—	—

Income (loss) before Income Taxes	21.18%	11.84%

Income Taxes	(9.18%)	(5.59%)

Net Income	12.00%	6.25%

Operating revenues for the three months ended September 27, 2013 amounted to $4,015,342 reflecting a 24.00% increase versus the three months ended September 28, 2012 revenues of $3,238,287. The increase in revenues can be attributed to an increase in military and commercial spending.

Cost of products sold amounted to $2,457,084 for the three months ended September 27, 2013, or 61.19% of operating revenues. This reflected a $220,655 or 9.87% increase in the cost of products sold from $2,236,429 or 69.06% of operating revenues for the three months ended September 28, 2012. Cost of products sold increased to support the work necessary to fulfill the increase in military and commercial spending.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis- Three Months Ended September 27, 2013 and September 28, 2012 (continued)

Selling, general and administrative expenses were $640,396 or 15.95% of operating revenues for the three months ended September 27, 2013 compared to $553,199 or 17.08% of operating revenues for the three months ended September 28, 2012. This category of expense increased by $87,197 or 15.76% from the prior three month period. The increase is primarily due to an increase in travel expenses.

Interest expense was $5,028 for the three months ended September 27, 2013 or .13% of operating revenues. For the fiscal three months ended September 28, 2012, interest expense was $6,306 or .19% of operating revenues. The decrease of $1,278 or 20.27% reflects a decrease in the Company’s borrowings during the quarter ended September 27, 2013.

Depreciation and amortization of $62,100 or 1.55% of operating revenues was reported for the three months ended September 27, 2013 as compared to the three month period ended September 28, 2012 of $59,100 or 1.83% of operating revenues. The increase was due to an increase in capital expenditures during the quarter ended September 27, 2013.

The Company reported net income of $482,241 for the three months ended September 27, 2013 representing basic earnings of $.21 per share as compared to net income of $202,400 or $.09 per share for the three months ended September 28, 2012. The increase in net income for the current three month period can be attributed primarily to an increase in military and commercial spending.

Liquidity and Capital Resources

The Company reported working capital of $8,010,789 as of September 27, 2013 compared to a working capital of $7,116,644 as of March 29, 2013. The increase in working capital of $894,145 was attributable to the following items:

Net income	$1,006,560
Depreciation and amortization	124,900
Capital expenditures	(209,930)
Other transactions	(27,385)
$894,145

As a result of the above, the current ratio (current assets to current liabilities) was 10.96 to 1 at September 27, 2013 as compared to 13.43 to 1 at March 29, 2013. Current liabilities at September 27, 2013 were $803,911 compared to $572,303 at March 29, 2013.

For the six months ended September 27, 2013, the Company reported $209,930 in capital expenditures and depreciation of $124,900.

The net income of $1,006,560 for the six months ended September 27, 2013 resulted in an increase in stockholders’ equity to $9,633,756 as compared to stockholders’ equity of $8,627,196 at March 29, 2013.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company has an accounts receivable financing agreement with non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At September 27, 2013, the Company reported excess payments to the Factor of $523,083 These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.” The Company reported excess payments to the Factor of $36,916 at March 29, 2013.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $57,849 and $59,150 for the six months ended September 27, 2013 and September 28, 2012, respectively.

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
$247,435

The Company elected to pay the revised assessment over a five year period (60 months). The monthly payments, inclusive of interest at 7.50%, are $3,970.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 27, 2013, no options or restricted stock awards had been granted under the 2011 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $94,800 for the six months ended September 27, 2013. For the year ended March 29, 2013, the Company’s contribution was $159,000.

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

As of September 27, 2013, our unrestricted cash was $792,652 of which $265,761 was in an interest bearing money market account with and the balance of $526,891 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended September 27, 2013 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Table of Contents IEH CORPORATION PART II: OTHER INFORMATION

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

We have generated net income of $929,930, $1,102,424 and $1,669,517, respectively, for the fiscal years ended March 29, 2013, March 30, 2012 and March 25, 2011, and $1,006,560 for the six months ended September 27, 2013. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 29, 2013 traded as low as $2.02 per share and as high as $4.09 per share. During the six month period ended September 27, 2013, our common stock traded in the range of $2.76 per share to $3.48 per share. We cannot assure you that your initial investment in our common stock will not decline.

Table of Contents IEH CORPORATION PART II: OTHER INFORMATION

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

Table of Contents IEH CORPORATION PART II: OTHER INFORMATION

Item 6. Exhibits (continued)

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the six months ended September 27, 2013 and September 28, 2012; (ii) Balance Sheets as of September 27, 2013 and March 29, 2013; (iii) Statement of Cash Flows for the six months ended September 27, 2013 and September 28, 2012; and (iv) Notes to Financial Statements for the six months ended September 28, 2012.

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

IEH CORPORATION
(Registrant)

November 18, 2013	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

November 18, 2013	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)

-37-