Form 10-K/A
period 2013-03-29
IEH CORPORATION
filed 2013-12-11
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Amendment No. 3

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

None

EXPLANATORY NOTE

We are filing this Amendment No. 3 to Form 10-K (“Amendment No. 3”) on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 29, 2013 (“Original Form 10-K”), which amends and restates the Original Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on July 10, 2013, as subsequently amended on November 15, 2013, for the sole purpose of amending, restating and inserting a new report of the independent registered public accounting firm, to comply with the requirements of Auditing Standard No. 1 of the Public Company Accounting Oversight Board in its entirety and in response to a comment received by the Company from the Staff of the SEC on November 25, 2013.

1.          Except as described above, no other changes have been made to the Original Form 10-K as amended on November 15, 2013, including, without limitation, no changes to the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended March 29, 2013, as set forth in Item 15 of the Original Form 10-K.

2.          With this Amendment No. 3 on Form 10-K/A, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, respectively, included in Part IV, Item 15 and attached as Exhibits 31.1, 31.2 and 32.1 to this Amendment No. 1.

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

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation, as of March 29, 2013 and March 30, 2012 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 29, 2013 and March 30, 2012, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

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

Dated:   December 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Offerman	December 11, 2013
Michael Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	December 11, 2013
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	December 11, 2013
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	December 11, 2013
Gerald E. Chafetz, Director

