Form 10-Q
period 2013-12-27
IEH CORPORATION
filed 2014-02-14
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2013

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 27, 2013.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 27, 2013 and March 29, 2013

	Dec. 27,	March 29,
	2013	2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,230,563	$415,857
Accounts receivable, less allowances for doubtful accounts of $11,562 at December 27, 2013 and March 29, 2013	1,861,600	1,817,768
Inventories (Note 3)	4,743,377	4,463,180
Excess payments to accounts receivable factor (Note 6)	417,650	36,916
Prepaid expenses and other current assets (Note 4)	782,733	955,226

Total Current Assets	9,035,923	7,688,947

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,852,207 at December 27, 2013 and $7,665,207 at March 29, 2013 (Note 5)	1,575,018	1,497,690
	1,575,018	1,497,690

OTHER ASSETS:
Other assets	43,247	34,220
	43,247	34,220

Total Assets	$10,654,188	$9,220,857

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of December 27, 2013 and March 29, 2013

	Dec. 27,	March 29,
	2013	2013
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$364,921	$85,548
Accrued corporate income taxes	40,159	—
Workers compensation insurance assessments- current portion (Note 8)	—	47,638
Other current liabilities (Note 7)	424,798	439,117

Total Current Liabilities	829,878	572,303

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	—	21,358
Total Long-Term Liabilities	—	21,358

Total Liabilities	829,878	593,661

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at December 27, 2013 and March 29, 2013	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	7,056,702	5,859,588
Total Stockholders’ Equity	9,824,310	8,627,196

Total Liabilities and Stockholders’ Equity	$10,654,188	$9,220,857

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Nine and Three Months Ended December 27, 2013 and December 28, 2012

	Nine Months Ended		Three Months Ended
	Dec. 27,	Dec. 28,	Dec. 27,	Dec. 28,
	2013	2012	2013	2012

REVENUE, net sales	$11,770,051	$9,967,202	$3,664,070	$3,259,646

COSTS AND EXPENSES

Cost of products sold	7,467,662	6,683,959	2,521,753	2,179,415
Selling, general and administrative	1,994,722	1,696,947	718,086	575,289
Interest expense	17,201	19,461	4,500	5,904
Depreciation	187,000	184,500	62,100	59,100
	9,666,585	8,584,867	3,306,439	2,819,708

OPERATING INCOME	2,103,466	1,382,335	357,631	439,938

OTHER INCOME	54,546	393	149	154

INCOME BEFORE INCOME TAXES	2,158,012	1,382,728	357,780	440,092

PROVISION FOR INCOME TAXES	960,898	610,122	167,226	185,000

NET INCOME	$1,197,114	$772,606	$190,554	$255,092

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.52	$.34	$.08	$.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Nine Months Ended December 27, 2013 and December 28, 2012

	Nine Months Ended
	Dec. 27,	Dec. 28,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,197,114	$772,606

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187,000	184,500

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(43,832)	287,863
(Increase) in inventories	(280,197)	(169,640)
(Increase) decrease in prepaid expenses and other current assets	172,494	(305,524)
(Increase) in other assets	(9,027)	(12)
Increase (decrease) in accounts payable	279,371	(188,255)
(Decrease) in other current liabilities	(14,319)	(15,905)
Increase in accrued corporate income taxes	40,159	—
(Decrease) in workers compensation assessment	(68,995)	(33,347)

Total adjustments	262,654	(240,320)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,459,768	532,286

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(264,328)	(223,124)

NET CASH (USED) BY INVESTING ACTIVITIES	$(264,328)	$(223,124)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

For the Nine Months Ended December 27, 2013 and December 28, 2012

	Nine Months Ended
	Dec. 27,	Dec. 28,
	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in accounts receivable financed	$—	$99,105
Increase (decrease) in excess payments to accounts receivable factor	(380,734)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(380,734)	99,105

INCREASE IN CASH	814,706	408,267

CASH, beginning of period	415,857	286,109

CASH, end of period	$1,230,563	$694,376

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the nine months for:

Interest	$17,201	$17,177

Income Taxes	$810,000	$960,000

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of December 27, 2013 and December 28, 2012 and for the nine and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 27, 2013 and December 28, 2012 and the results of operations and cash flows for the nine and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine and three months ended December 27, 2013, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 29, 2013 has been derived from the audited financial statements at that date.

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

Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010, the Federal Deposit Insurance Corporation (FDIC) will permanently insure all accounts at each financial institution up to $250,000 in the aggregate.

As of December 27, 2013, the Company had funds on deposit in the amount of $1,230,563 in one financial institution comprised of the following:

Non-interest bearing accounts	$889,653
Interest bearing account	340,910
$1,230,563

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 27, 2013 and December 28, 2012, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the nine months ended December 27, 2013 and December 28, 2012, respectively.

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the nine months ended December 27, 2013 and December 28, 2012, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the nine months ended December 27, 2013 and December 28, 2012, respectively.

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

Inventories are comprised of the following:

	Dec. 27,	March 29,
	2013	2013

Raw materials	$2,812,351	$2,646,222
Work in progress	722,411	679,737
Finished goods	1,208,615	1,137,221
	$4,743,377	$4,463,180

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	Dec. 27,	March 29,
	2013	2013

Prepaid insurance	$—	$63,897
Prepaid corporate taxes	695,146	805,885
Other current assets	87,587	85,444
	$782,733	$955,226

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are comprised of the following:

	Dec. 27,	March 29,
	2013	2013

Computers	$312,186	$308,080
Leasehold improvements	792,657	784,882
Machinery and equipment	5,328,324	5,296,237
Tools and dies	2,815,030	2,596,379
Furniture and fixture	169,978	168,269
Website development cost	9,050	9,050
	9,427,225	9,162,897
Less: accumulated depreciation and amortization	(7,852,207)	(7,665,207)
	$1,575,018	$1,497,690

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

At December 27, 2013, the Company had reported excess payments to the Factor resulting in overpayments of $417,650, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of December 27, 2013 as “Excess payments to accounts receivable factor.” As of March 29, 2013, the Company had reported excess payments to the Factor of $36,916.

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	Dec. 27,	March 29,
	2013	2013

Payroll and vacation accruals	$315,415	$387,341
Sales commissions	54,209	40,214
Insurance	5,402	7,362
Other	49,772	4,200
	$424,798	$439,117

Note 8-	WORKERS COMPENSATION INSURANCE ASSESSMENT:

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
$247,435

As of March 29, 2013, the Company had paid down $178,440 of this assessment leaving a remaining balance due of $68,996.

Effective as of May 31, 2013, the Company and the WC Board executed a settlement agreement pursuant to which the Company entered into a final settlement of the outstanding liability to the Trust and paid a lump-sum settlement amount of $7,771. The Company has no further liability to the Trust. In connection with this final settlement, the WC Board executed and issued a general release to the Company. The settlement resulted in the Company recognizing forgiveness of debt income of $54,078.

Note 9-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $1,197,114, which represents the net income for the nine months ended December 27, 2013. Accordingly, the Company reported accumulated retained earnings of $7,056,702 as of December 27, 2013.

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

The aggregate fair market value of shares subject to options granted to a participant(s), that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 27, 2013, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $142,200 for the nine months ended December 27, 2013. For the year ended March 29, 2013, the Company’s contribution was $159,000.

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

The rental expense for the nine months ended December 27, 2013 and December 28, 2012 was $118,070 and $114,635, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $80,726 and $90,098 for the nine months ended December 27, 2013 and December 28, 2012, respectively.

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

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended December 27, 2013 and December 28, 2012, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Nine Months Ended December 27, 2013 and December 28, 2012

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	Dec. 27,	Dec. 28,
	2013	2012

Operating Revenues (in thousands)	$11,770	$9,967

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	63.45%	67.06%
Selling, General and Administrative	16.95%	17.02%
Interest Expense	.14%	.20%
Depreciation and amortization	1.59%	1.85%

TOTAL COSTS AND EXPENSES	82.13%	86.13%

Operating Income	17.87%	13.87%

Other Income	.46%	—

Income (loss) before Income Taxes	18.33%	13.87%

Income Taxes	(8.16%)	(6.12%)

Net Income	10.17%	7.75%

Operating revenues for the nine months ended December 27, 2013 amounted to $11,770,051 reflecting a 18.09% increase versus the nine months ended December 28, 2012 revenues of $9,967,202. The increase in revenues can be attributed to an increase in military and commercial spending.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Nine Months Ended December 27, 2013 and December 28, 2012 (continued)

Cost of products sold amounted to $7,467,662 for the nine months ended December 27, 2013, or 63.45% of operating revenues. This reflected a $783,703 or 11.73% increase in the cost of products sold from $6,683,959 or 67.06% of operating revenues for the nine months ended December 28, 2012. The increase in cost of products sold is related to the increase in military and commercial spending.

Selling, general and administrative expenses were $1,994,722 or 16.95% of operating revenues for the nine months ended December 27, 2013 compared to $1,696,947 or 17.02% of operating revenues for the nine months ended December 28, 2012. This category of expense increased by $297,775 or 17.55% from the prior nine month period. The increase can be attributed to an increase in travel expenses.

Interest expense was $17,201 for the nine months ended December 27, 2013 or .14% of operating revenues. For the fiscal nine months ended December 28, 2012, interest expense was $19,461 or .20% of operating revenues. The decrease of $2,260 or 11.61% reflects a decrease in the Company’s borrowings during the quarter ended December 27, 2013.

Depreciation and amortization of $187,000 or 1.59% of operating revenues was reported for the nine months ended December 27, 2013 as compared to the nine month period ended December 28, 2012 of $184,500 or 1.85% of operating revenues.

The Company reported net income of $1,197,114 for the nine months ended December 27, 2013 representing basic earnings of $.52 per share as compared to net income of $772,606 or $.34 per share for the nine months ended December 28, 2012. The increase in net income for the current nine month period can be attributed primarily to an increase in military and commercial spending.

Comparative Analysis - Three Months Ended December 27, 2013 and December 28, 2012

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis -Three Months Ended December 27, 2013 and December 28, 2012

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues

	Dec. 27,	Dec. 28,
	2013	2012

Operating Revenues (in thousands)	$3,664	$3,260

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	68.83%	66.86%
Selling, General and Administrative	19.60%	17.64%
Interest Expense	.14%	.18%
Depreciation and amortization	1.69%	1.81%

TOTAL COSTS AND EXPENSES	90.26%	86.49%

Operating Income	9.74%	13.51%

Other Income	—	—

Income (loss) before Income Taxes	9.74%	13.51%

Income Taxes	(4.56%)	(5.68%)

Net Income	5.18%	7.83%

Operating revenues for the three months ended December 27, 2013 amounted to $3,664,070 reflecting a 12.41% increase versus the three months ended December 28, 2012 revenues of $3,259,646. The increase in revenues can be attributed to an increase in military and commercial spending.

Cost of products sold amounted to $2,521,753 for the three months ended December 27, 2013, or 68.83% of operating revenues. This reflected a $342,338 or 15.71% increase in the cost of products sold from $2,179,415 or 66.86% of operating revenues for the three months ended December 28, 2012. Cost of products sold increased to support the work necessary to fulfill the increase in military and commercial spending.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Three Months Ended December 27, 2013 and December 28, 2012 (continued)

Selling, general and administrative expenses were $718,086 or 19.60% of operating revenues for the three months ended December 27, 2013 compared to $575,289 or 17.64% of operating revenues for the three months ended December 28, 2012. This category of expense increased by $142,797 or 24.82% from the prior three month period. The increase is primarily due to an increase in travel expenses.

Interest expense was $4,500 for the three months ended December 27, 2013 or .14% of operating revenues. For the fiscal three months ended December 28, 2012, interest expense was $5,904 or .18% of operating revenues. The decrease of $1,404 or 23.78% reflects a decrease in the Company’s borrowings during the quarter ended December 27, 2013.

Depreciation and amortization of $62,100 or 1.69% of operating revenues was reported for the three months ended December 27, 2013 as compared to the three month period ended December 28, 2012 of $59,100 or 1.81% of operating revenues. The increase was due to an increase in capital expenditures during the quarter ended December 27, 2013.

The Company reported net income of $190,554 for the three months ended December 27, 2013 representing basic earnings of $.08 per share as compared to net income of $255,092 or $.11 per share for the three months ended December 28, 2012. The decrease in net income for the current three month period can be attributed primarily to an increase in operational costs and expenses.

Liquidity and Capital Resources

The Company reported working capital of $8,206,045 as of December 27, 2013 compared to a working capital of $7,116,644 as of March 29, 2013. The increase in working capital of $1,089,401 was attributable to the following items:

Net income	$1,197,114
Depreciation and amortization	187,000
Capital expenditures	(264,328)
Other transactions	(30,375)
$1,089,411

As a result of the above, the current ratio (current assets to current liabilities) was 10.89 to 1 at December 27, 2013 as compared to 13.43 to 1 at March 29, 2013. Current liabilities at December 27, 2013 were $829,878 compared to $572,303 at March 29, 2013.

For the nine months ended December 27, 2013, the Company reported $264,328 in capital expenditures and depreciation of $187,000.

The net income of $1,197,114 for the nine months ended December 27, 2013 resulted in an increase in stockholders’ equity to $9,824,310 as compared to stockholders’ equity of $8,627,196 at March 29, 2013.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company has an accounts receivable financing agreement with non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At December 27, 2013, the Company reported excess payments to the Factor of $417,650. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.” The Company reported excess payments to the Factor of $36,916 at March 29, 2013.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $80,726 and $90,098 for the nine months ended December 27, 2013 and December 28, 2012, respectively.

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

As of March 29, 2013, the Company had paid down $178,440 of this assessment leaving a remaining balance due of $68,996.

Effective as of May 31, 2013, the Company and the WC Board executed a settlement agreement pursuant to which the Company entered into a final settlement of the outstanding liability to the Trust and paid a lump-sum settlement amount of $7,771. The Company has no further liability to the Trust. In connection with this final settlement, the WC Board executed and issued a general release to the Company. The settlement resulted in the Company recognizing forgiveness of debt income of $54,078.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 27, 2013, no options or restricted stock awards had been granted under the 2011 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $142,200 for the nine months ended December 27, 2013. For the year ended March 29, 2013, the Company’s contribution was $159,000.

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

As of December 27, 2013, our unrestricted cash was $1,230,563 of which $340,910 was in an interest bearing money market account with and the balance of $889,653 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and all instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such internal control over financial reporting and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended December 27, 2013 that have been materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have generated net income of $929,930, $1,102,424 and $1,669,517, respectively, for the fiscal years ended March 29, 2013, March 30, 2012 and March 25, 2011, and $1,197,114 for the nine months ended December 27, 2013. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 29, 2013 traded as low as $2.02 per share and as high as $4.09 per share. During the nine month period ended December 27, 2013, our common stock traded in the range of $2.76 per share to $5.75 per share. We cannot assure you that your initial investment in our common stock will not decline.

IEH CORPORATION

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

None

Item 5. Other Information

The Company held its Annual Meeting of Shareholders on November 19, 2013 at the Company’s offices in Brooklyn, New York. The results of the matters voted on by the shareholders are set forth below. Only shareholders of record as of the close of business on October 16, 2013 were entitled to vote at the Annual Meeting. As of the record date, 2,303,468 shares of common stock of the Company were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 2,002,959 shares of common stock of the Company were represented, in person or by proxy, constituting a quorum.

1.	The shareholders voted to elect the following directors by the votes indicated:

Nominee	For	Withheld
Allen Gottlieb	1,301,962	121,912
Gerald Chafetz	1,336,287	87,587

In addition, there were a total of 579,085 broker non-votes relating to this proposal.

2.	The shareholders voted to ratify the appointment of Jerome Rosenberg, CPA as the Company’s independent registered public accounting firm for the year ending March 30, 2015, by the following votes:

For	Against	Abstain	Broker Non-Votes
1,959,253	10,534	33,172	--

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

IEH CORPORATION

PART II: OTHER INFORMATION

Item 6. Exhibits (continued)

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the nine months ended December 27, 2013 and December 28, 2012; (ii) Balance Sheets as of December 27, 2013 and March 29, 2013; (iii) Statement of Cash Flows for the nine months ended December 27, 2013 and December 28, 2012; and (iv) Notes to Financial Statements for the nine months ended December 28, 2012.

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

IEH CORPORATION
(Registrant)

February 12, 2014	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

February 12, 2014	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)

-37-