Form 10-K
period 2014-03-28
IEH CORPORATION
filed 2014-07-11
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 28, 2014.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to _____.

Commission File Number   0-5278

IEH CORPORATION

(Name of Small Business Issuer in Its Charter)

NEW YORK	13-5549348
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

140 58th Street, Suite 8E
Brooklyn, NY 11220	(718) 492-4440
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.01 Par Value Per Share

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes ☐ No☒

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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 27, 2013): $4,752,337.05.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On June 27, 2014, the Registrant had 2,303,468 shares of common stock issued and outstanding.

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

FOR THE YEAR ENDED MARCH 28, 2014

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

The Company designs, develops and manufactures printed circuit connectors for high performance applications. We have also developed a high performance plastic circular connector line. All of our connectors utilize the HYPERBOLOID contact design, a rugged, high-reliability contact system ideally suited for high-stress environments. We are the only independent producer of HYPERBOLOID in the United States.

Our customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and distributors who resell our products to OEMs. We sell our products directly and through 16 independent sales representatives located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 35% and 58%, respectively, of the Company’s net sales for the year ended March 28, 2014. Our offering of “QPL” items has recently been expanded to include additional products.

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

A new product line featuring high density connectors has been added to the Company’s product offering. The Company expects the new product line to bring additional revenue.

The standard printed circuit board connectors we produce are continually being expanded and utilized in many of the military programs being built today. We have recently received approval for additional products that we can offer under the Military Qualified Product Listing “QPL”.

Commitments

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (the “Union”). Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $118,695 for the year ended March 28, 2014 and $119,745 for the year ended March 29, 2013.

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

Marketing and Sales

The market for connectors and interconnect devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors and interconnects. For example, connectors include: printed wiring board, rectangular I/O, circular, planar (IOC) RF coaxial, IC socket and fiber optic. The Company has been servicing a niche in the market by manufacturing connectors containing HYPERBOLOID contact designs in the printed wiring board style of connectors.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the years ended March 28, 2014 and March 29, 2013, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

In the fiscal year ended March 28, 2014, three customers of the Company accounted for $5,124,060 constituting approximately 33% of the Company’s net sales. Two of those customers accounted for 26% of the Company’s net sales. During the fiscal year ended March 29, 2013, four customers accounted for $4,505,000 constituting 34% of the Company’s net sales. Two of those customers accounted for 21% of the Company’s net sales.

The Company currently employs 16 independent sales representatives to market its products in all regions in the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 95% of Company net sales for the year ended March 28, 2014 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 7% and 6% of net sales for the years ended March 28, 2014 and March 29, 2013, respectively.

Index

IEH CORPORATION

PART I

Item 1.	Business (continued)

Backlog of Orders/Capital Requirements

The backlog of orders for the Company’s products amounted to approximately $5,861,000 at March 28, 2014 as compared to $5,800,000 at March 29, 2013. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 28, 2014 and March 29, 2013.

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

The Company has renewed its lease for its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York. The renewed lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals remaining are as follows:

Fiscal year ending March:
2015	$163,240
2016	168,120
2017	173,180
2018	178,360
2019	183,720
Thereafter	317,840
$1,184,460

The Company leases approximately 20,400 square feet of space, of which it estimates 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations.

The rental expense for the years ended March 28, 2014 and March 29, 2013 was $158,480 and $153,860, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

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

Index

IEH CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters (continued)

Market Information (continued)

Year	High Bid	Low Bid
Fiscal Year ended March 28, 2014 (*)

1st Quarter	$3.10	$2.76
2nd Quarter	$3.48	$2.76
3rd Quarter	$5.75	$3.35
4th Quarter	$5.99	$4.51

Fiscal Year ended March 29, 2013 (*)

1st Quarter	$4.09	$3.28
2nd Quarter	$4.09	$3.00
3rd Quarter	$3.50	$2.02
4th Quarter	$2.95	$2.10
(*) As reported by the OTCBB.

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

On July 2, 2014 (the last day prior to the filing of this report on which trading in the common stock occurred), the high bid for the common stock was $4.80 and the low bid was $4.80.

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

Approximate Number of Equity Security Holders

The number of record holders of the Company’s common stock as of June 27, 2014 was approximately 395. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

We have also developed a high performance plastic circular connector line. All of our connectors utilize the HYPERBOLOID contact design, a rugged, high-reliability contact system ideally suited for high-stress environments. We are the only independent producer of HYPERBOLOID in the United States.

Our customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and distributors who resell our products to OEMs. We sell our products directly and through 16 independent sales representatives located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 35% and 58%, respectively, of the Company’s net sales for the year ended March 28, 2014. Our offering of “QPL” items has recently been expanded to include additional products.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 28, 2014 and March 29, 2013, respectively.

Results of Operations

Year End Results: March 28, 2014 vs. March 29, 2013

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues

	March 28,	March 29,
	2014	2013

Operating revenues (in thousands)	$15,432	$13,330

Operating expenses:
(as a percentage of operating revenues)

Costs of products sold	64.1%	68.1%
Selling, general and administrative	17.5%	16.7%
Interest expense	.1%	.2%
Depreciation and amortization	1.8%	1.8%

TOTAL COSTS AND EXPENSES	83.5%	86.8%

Operating income	16.5%	13.2%

Other income	.4%	—

Income before income taxes	16.9%	13.2%

Income taxes	(7.4%)	(6.4%)

Net income	9.5%	6.8%

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 28, 2014 vs. March 29, 2013 (continued)

Net sales for the year ended March 28, 2014 amounted to $15,431,944, reflecting a $2,101,847 increase versus the year ended March 29, 2013 net sales of $13,330,097. The increase in net sales is a direct result of the Company’s efforts in increasing sales in the commercial aerospace and oil and gas sectors.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the fiscal years ended March 28, 2014 and March 29, 2013, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.

Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

In the fiscal year ended March 28, 2014, three customers of the Company accounted for $5,124,060 constituting approximately 33% of the Company’s net sales. Two of those customers accounted for 26% of the Company’s net sales. During the fiscal year ended March 29, 2013, four customers accounted for $4,505,000 constituting 34% of the Company’s net sales. Two of those customers accounted for 21% of the Company’s net sales.

The Company currently employs 16 independent sales representatives to market its products in all regions of the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These sales representatives accounted for approximately 95% of the Company’s net sales for the year ended March 28, 2014, with the balance of net sales being generated by direct customer contact.

For the fiscal year ended March 28, 2014, the Company’s principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 93% and 94% of the Company’s net sales for the years ended March 28, 2014 and March 29, 2013, respectively. Approximately 7% and 6% of net sales were made to international customers for the years ended March 28, 2014 and March 29, 2013, respectively.

Cost of products sold amounted to $9,887,351 for the fiscal year ended March 28, 2014, or 64.1% of operating revenues. This reflected a $821,779 or 9.1% increase in the cost of products sold of $9,065,572 or 68.1% of operating revenues for the fiscal year ended March 29, 2013. This increase in cost of products sold is due primarily to the increased cost of production associated with the increase necessary to support the increase in sales.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 28, 2014 vs. March 29, 2013 (continued)

Selling, general and administrative expenses were $2,702,742 and $2,220,444 or 17.5% and 16.7% of net sales for the fiscal years ended March 28, 2014 and March 29, 2013, respectively. This category of expenses increased by $482,298 or 21.7% from the prior year. The increase can be attributed to an increase in salaries, commissions and travel.

Interest expense was $21,349 for the fiscal year ended March 28, 2014 or 0.1% of net sales. For the fiscal year ended March 29, 2013, interest expense was $28,412 or 0.2% of net sales. The decrease of $7,063 or 24.9% reflects the slight decrease in interest rates.

Depreciation and amortization of $273,899 or 1.8% of net sales was reported for the fiscal year ended March 28, 2014. This reflects an increase of $38,563 or 16.4% from the prior year ended March 29, 2013 of $235,336 or 1.8% of net sales. The increase is due primarily to additional new equipment being put in use during the current fiscal year.

The Company reported net income of $1,453,707 for the year ended March 28, 2014 representing basic earnings of $.63 per share as compared to net income of $929,930 or $.40 per share for the year ended March 29, 2013. The increase in net income for the current year can be attributed primarily to the reported increase in sales in the commercial aerospace and oil and gas sectors.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 28, 2014 vs. March 29, 2013 (continued)

Liquidity and Capital Resources

The Company reported working capital of $8,458,143 as of March 28, 2014 compared to a working capital of $7,116,644 as of March 29, 2013. The increase in working capital of $1,341,499 was attributable to the following items:

Net income	$1,453,707
Depreciation and amortization	273,899
Capital expenditures	(352,684)
Other transactions	(33,423)
$1,341,499

As a result of the above, the current ratio (current assets to current liabilities) was 10.16 to 1 at March 28, 2014 as compared to 13.43 to 1 at March 29, 2013. Current liabilities at March 28, 2014 were $922,911 compared to $572,303 at March 29, 2013.

The Company reported $352,684 in capital expenditures for the year ended March 28, 2014 and recorded depreciation expense of $273,899 for the year ended March 28, 2014.

The net income of $1,453,707 for the year ended March 28, 2014 resulted in an increase in stockholders’ equity to $10,080,903 as compared to stockholders’ equity of $8,627,196 at March 29, 2013.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum interest rate of 12% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 28, 2014 the Company had reported excess payments to the Factor of $630,059 as compared to March 29, 2013, when the Company had reported excess payments to the Factor of $36,916.

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

Results of Operations (continued)

Year End Results: March 28, 2014 vs. March 29, 2013 (continued)

Liquidity and Capital Resources (continued)

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month.

With the passage of the 1990 Act the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of such Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the Plan were $118,695 for the year ended March 28, 2014 and $119,745 for the year ended March 29, 2013.

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

Results of Operations (continued)

Year End Results: March 28, 2014 vs. March 29, 2013 (continued)

Liquidity and Capital Resources (continued)

The total revised assessment for the years 2002 to 2007 is as follows:

2008	$23,445
2009	43,797
2010	51,381
2011	38,309
2012	46,477
2013	44,026
$247,435

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

Results of Operations (continued)

Year End Results: March 28, 2014 vs. March 29, 2013 (continued)

Liquidity and Capital Resources (continued)

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 28, 2014, no options or restricted stock awards had been granted under the 2011 Plan.

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

See our audited Financial Statements for the fiscal year ended March 28, 2014 which follows Item 15 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon assessment, our management concluded that our internal control over financial reporting is effective as of March 28, 2014.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 28, 2014. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 28, 2014.

Index

IEH CORPORATION

PART II

Item 9A.	Controls and Procedures (continued)

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal year ended March 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

IEH CORPORATION

PART II

Item 9A.	Controls and Procedures (continued)

In connection with their review and assessment of our disclosure controls and procedures, the Company’s management has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d-15(f) under the Exchange Act) during the year ended March 28, 2014 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None.

Index

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of March 28, 2014, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class

Michael Offerman	73	Chairman of the Board of Directors, President and Chief Executive Officer	I

Robert Knoth	71	Chief Financial Officer, Controller, Secretary and Treasurer

Allen Gottlieb	73	Director	II

Gerald E. Chafetz	71	Director	II

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. The Board of Directors currently consists of three (3) members divided into two classes with one Class I Member (Mr. Offerman) and two Class II Members (Mr. Gottlieb and Mr. Chafetz). The Class I Members of the Board of Directors are scheduled to be elected at the Company’s 2014 Annual Meeting. All officers are elected by and serve at the discretion of the Board of Directors.

Executive Officers and Directors

Michael Offerman. Michael Offerman has been a member of the Board of Directors since 1973. In May 1987, Mr. Offerman was elected President and Chief Executive Officer of the Company and has held that position since that date. Prior to his becoming President, Mr. Offerman served as Executive Vice-President of the Company.

Robert Knoth. Robert Knoth joined the Company as Controller in January 1990 and was elected Treasurer of the Company in March 1990. He was elected as Secretary of the Company in September 1992 and Mr. Knoth has held these positions since said dates. From 1986 to January 1990, Mr. Knoth was employed as controller by G&R Preuss, Inc., a company engaged in the business of manufacturing truck bodies and accessories.

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

Mark Iskin is the Director of Purchasing, a position he has held since September 2000. On April 14, 2011, the Board of Directors appointed Mark to the position of Vice-President-Operations. Prior to joining the Company, Mark worked as a materials and purchasing specialist, in manufacturing and distribution companies. In his last position with an industrial distributor, he was responsible for purchasing as well as managing vendors for the cutting tool section of the catalog. In addition, he participated in setting up and developing such company’s forecasting/planning software related to that department procedures.

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

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended March 28, 2014.

Director Independence; Meetings of Directors; Committees of the Board

Our Board of Directors currently consists of three individuals. Two of our directors (other than Michael Offerman) are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 28, 2014, our Board of Directors held one meeting and acted by unanimous written consent on two occasions.

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

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 28, 2014 and March 29, 2013 for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Total
Michael Offerman, Chief	March 28, 2014	$199,383	$40,000	$0	$239,383
Executive Officer, President (1)	March 29, 2013	$202,077	$35,000	$0	$237,077
Robert Knoth, Chief Financial	March 28, 2014	$159,394	$33,000	$0	$192,394
Officer	March 29, 2013	$165,077	$28,000	$0	$193,077

(1)  During the fiscal years ended March 28, 2014 and March 29, 2013, the Company provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile allowance.

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

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. For the fiscal year ended March 28, 2014, the contribution was $189,600. For the fiscal year ended March 29, 2013, the contribution was $159,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 27, 2014 with respect to: (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 27, 2014, there were 2,303,468 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

Index

IEH CORPORATION

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage (%) of Common Stock Owned
Officers and Directors
Common Stock $.01 Par Value	Michael Offerman c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	923,784	(1)	40%
	Allen Gottlieb c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0		0
	Robert Knoth c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	2,195		*
	Gerald E. Chafetz c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0		0
All Officers & Directors as a Group (4 in number)		925,979	(1)	40%

5% Shareholders
	David and Nancy Lopez P.O. Box 323 Southampton, NY 11969	188,500		8.2%

	GRT Capital Partners, L.L.C. GRT Deep Woods GP, L.L.C. One Liberty Square, 11th Floor Boston, MA 02109	122,787		5.33%

______________________

* Denotes ownership percentage of less than 1%.

(1)	43,600 shares of common stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.
(2)	All shares set forth above are owned directly by the named individual unless otherwise stated.

Index

IEH CORPORATION

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Board of Directors of IEH has selected Jerome Rosenberg, CPA P.C. as the independent auditor of IEH for the fiscal year ending March 28, 2014. Shareholders will be asked to ratify such selection at the Company’s annual meeting to be held in September 2014. The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. A member of Jerome Rosenberg, CPA P.C. is expected to be present at the next annual meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees. During the fiscal year ended March 28, 2014 and March 29, 2013, IEH paid an aggregate of $50,000 and $46,400, respectively, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal years ended March 28, 2014 and March 29, 2013, no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

Tax Fees. During the fiscal years ended March 28, 2014 and March 29, 2013, the Company paid to Jerome Rosenberg, CPA P.C. the sums of $4,000 and $4,000 for tax compliance, tax advice and tax planning services.

All Other Fees. During the fiscal year ended March 28, 2014, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees paid to it for such services during the fiscal year ended March 28, 2014 have not compromised the independence of Jerome Rosenberg, CPA P.C.

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

Index

IEH CORPORATION

March 28, 2014 and March 29, 2013

Index to Financial Statements

Page
Number

Report of Independent Registered Public Accounting Firm	34

Financial Statements:

Balance Sheets as of March 28, 2014 and March 29, 2013	35

Statements of Operations for the years ended March 28, 2014 and March 29, 2013	37

Statements of Stockholders’ Equity for the years ended March 28, 2014 and March 29, 2013	38

Statements of Cash Flows for the years ended March 28, 2014 and March 29, 2013	39

Notes to Financial Statements	41

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation, as of March 28, 2014 and March 29, 2013 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 28, 2014 and March 29, 2013, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

/s/Jerome Rosenberg CPA, P.C.

Jerome Rosenberg CPA, P.C.

Melville, New York

June 27, 2014

Index

IEH CORPORATION

BALANCE SHEETS

As of March 28, 2014 and March 29, 2013

	March 28,	March 29,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$1,733,460	$415,857
Accounts receivable, less allowances for doubtful accounts of $11,562 at March 28, 2014 and $11,562 at March 29, 2013	1,655,930	1,817,768
Inventories (Note 2)	4,581,432	4,463,180
Excess payments to accounts receivable factor (Note 5)	630,059	36,916
Prepaid expenses and other current assets (Note 3)	780,173	955,226

Total Current Assets	9,381,054	7,688,947

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $7,939,106 at March 28, 2014 and $7,665,207 at March 29, 2013 (Note 4)	1,576,476	1,497,690
	1,576,476	1,497,690

OTHER ASSETS:
Other assets	46,284	34,220
	46,284	34,220

Total Assets	$11,003,814	$9,220,857

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

BALANCE SHEETS (Continued)

As of March 28, 2014 and March 29, 2013

	March 28,	March 29,
	2014	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$267,599	$85,548
Accrued corporate income taxes	96,169	—
Workers compensation insurance assessments- current portion (Note 8)	—	47,638
Other current liabilities (Note 6)	559,143	439,117

Total Current Liabilities	922,911	572,303

LONG-TERM LIABILITIES:
Workers compensation insurance assessments- net of current portion (Note 8)	—	21,358
Total Long-Term Liabilities	—	21,358

Total Liabilities	922,911	593,661

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 28, 2014 and March 29, 2013	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings	7,313,295	5,859,588

Total Stockholders’ Equity	10,080,903	8,627,196

Total Liabilities and Stockholders’ Equity	$11,003,814	$9,220,857

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended March 28, 2014 and March 29, 2013

	March 28,	March 29,
	2014	2013

REVENUE, net sales (Note 13)	$15,431,944	$13,330,097

COSTS AND EXPENSES:
Cost of products sold	9,887,351	9,065,572
Selling, general and administrative	2,702,742	2,220,444
Interest expense	21,349	28,412
Depreciation and amortization	273,899	235,336
	12,885,341	11,549,764

OPERATING INCOME	2,546,603	1,780,333

OTHER INCOME	54,720	561

INCOME BEFORE INCOME TAXES	2,601,323	1,780,894

PROVISION FOR INCOME TAXES	(1,147,616)	(850,964)

NET INCOME	$1,453,707	$929,930

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)	$.63	$.40

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)	2,303	2,303

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 28, 2014 and March 29, 2013

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 30, 2012	2,303,468	$23,035	$2,744,573	$4,929,658	$7,697,266

Net income: year ended March 29, 2013	—	—	—	929,930	929,930

Balances, March 29, 2013	2,303,468	23,035	2,744,573	5,859,588	8,627,196

Net Income: year ended March 28, 2014	—	—	—	1,453,707	1,453,707

Balances, March 28, 2014	2,303,468	$23,035	$2,744,573	$7,313,295	$10,080,903

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

For the Years Ended March 28, 2014 and March 29, 2013

	March 28,	March 29,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,453,707	$929,930

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	273,899	235,336

Changes in assets and liabilities:
Decrease in accounts receivable	161,838	226,214
(Increase) in excess payments to accounts receivable factor	(593,143)	(36,916)
(Increase) in inventories	(118,252)	(229,920)
(Increase) decrease in prepaid expenses and other current assets	175,053	(419,512)
(Increase) in other assets	(12,064)	(3,043)

Increase (decrease) in accounts payable	193,095	(220,237)
Increase in other current liabilities	108,980	34,444
Increase in accrued corporate income taxes	96,169	—
(Decrease) in workers compensation insurance assessment	(68,995)	(44,066)

Total adjustments	216,580	(457,700)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,670,287	472,230

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(352,684)	(287,539)

NET CASH (USED) BY INVESTING ACTIVITIES	$(352,684)	$(287,539)

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF CASH FLOWS (Continued)

Increase (Decrease) in Cash

For the Years Ended March 28, 2014 and March 29, 2013

	March 28,	March 29,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity in accounts receivable financing	$—	$(54,943)

NET CASH (USED) BY FINANCING ACTIVITIES	—	(54,943)

INCREASE IN CASH	1,317,603	129,748

CASH, beginning of period	415,857	286,109

CASH, end of period	$1,733,460	$415,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$21,349	$25,053

Income Taxes	$1,110,000	$1,230,000

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

The Company designs, develops and manufactures printed circuit connectors for high performance applications. We have also developed a high performance plastic circular connector line. All of our connectors utilize the HYPERBOLOID contact design, a rugged, high-reliability contact system ideally suited for high-stress environments. We are the only independent producer of HYPERBOLOID in the United States.

The Company’s customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and distributors who resell the Company’s products to OEMs. The Company sells its products directly and through regional representatives located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers the Company services are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 35% and 58%, respectively, of the Company’s net sales for the year ended March 28, 2014. The Company’s offering of “QPL” items has recently been expanded to include additional products.

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The year ended March 28, 2014 was comprised of 52 weeks and the year ended March 29, 2013 was comprised of 52 weeks.

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

Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010, the Federal Deposit Insurance Corporation (FDIC) will permanently insure all accounts maintained with financial institutions up to $250,000 in the aggregate.

As of March 28, 2014, the Company had funds on deposit in the amount of $1,733,460 in one financial institution comprised of the following:

Non-interest bearing accounts	$1,327,413
Interest bearing account	406,047
$1,733,460

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings Per Share which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 28, 2014 and March 29, 2013, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets which includes the provisions of SFAS No. 144, “Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of”, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 28, 2014 and March 29, 2013.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 28, 2014 and March 29, 2013.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 28, 2014 and March 29, 2013, respectively.

Effect of New Accounting Pronouncements:

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The adoption of this pronouncement did not have a material effect on our Company's financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04 "Technical corrections and improvements". This ASU makes certain technical correction to the FASB Accounting Standards Codification. The new guidance will be effective for fiscal years beginning after December 15, 2012. The adoption of the new amendments did not have a significant impact on our financial statements.

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

Inventories are comprised of the following:

	March 28,	March 29,
	2014	2013

Raw materials	$2,655,600	$2,646,222
Work in progress	1,181,575	679,737
Finished goods	744,257	1,137,221

	$4,581,432	$4,463,180

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	March 28,	March 29,
	2014	2013

Prepaid insurance	$5,735	$63,897
Prepaid corporate taxes	774,438	805,885
Other current assets	—	85,444
	$780,173	$955,226

Note 4 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	March 28,	March 29,
	2014	2013

Computers	$315,500	$308,080
Leasehold improvements	792,657	784,882
Machinery and equipment	5,341,123	5,296,237
Tools and dies	2,887,274	2,596,379
Furniture and fixture	169,978	168,269
Website development cost	9,050	9,050
	9,515,582	9,162,897

Less: accumulated depreciation and amortization	(7,939,106)	(7,665,207)

	$1,576,476	$1,497,690

Note 5 -	ACCOUNTS RECEIVABLE FINANCING:

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum.

The financing agreement has an initial term of one year and automatically renews for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 28, 2014 the Company reported in the accompanying financial statements, excess payments to the Factor of $630,059 compared to March 29, 2013, when the Company had reported excess payments to the Factor of $36,916.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 6 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	March 28,	March 29,
	2014	2013

Payroll and vacation accruals	$496,388	$387,341
Sales commissions	46,758	40,214
Insurance	6,487	7,362
Other	9,510	4,200
	$559,143	$439,117

Note 7 -	INCOME TAXES:

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

The provision for income taxes consists of the following:

March 28,
2014
Current:

Federal	$489,997
State and local	346,492
Total current tax provision	836,489

Deferred:

Federal	242,708
State and local	68,419
Total deferred tax benefit	311,127

Total provision (benefit)	$1,147,616

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 7 -	INCOME TAXES (continued):

The components of the Company’s deferred taxes at March 28, 2014 are as follows:

Deferred tax assets:
Accounts receivable reserves	$11,562
Accrued expenses	551,538
Prepaid expenses	(48,019)
515,081

Deferred tax liabilities:
Depreciation	17,224

Net deferred tax assets before valuation allowance	532,305
Valuation allowance	(532,305)
Net deferred tax assets	$—

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

March 28,
2014

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

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

Stockholders’ equity increased by $1,453,707 which represented the reported net income for the year ended March 28, 2014.

Note 10 -	2011 EMPLOYEE STOCK OPTION PLAN:

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 28, 2014, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 28, 2014, the Company’s contribution was $189,600. For the year ended March 29, 2013, the Company’s contribution was $159,000.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The Company has renewed its lease for its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York. The renewed lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2015	$163,240
2016	168,120
2017	173,180
2018	178,360
2019	183,720
Thereafter	317,840
$1,184,460

The rental expense for the years ended March 28, 2014 and March 29, 2013, was $158,480 and $153,860, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $118,695 for the year ended March 28, 2014 and $119,745 for the year ended March 29, 2013.

Note 13 -	REVENUES FROM MAJOR CUSTOMERS:

In the fiscal year ended March 28, 2014 three customers accounted for $5,124,000 constituting approximately 33% of revenues. Two of such customers accounted for 15% and 11% of such revenues, respectively. During the year ended March 29, 2013 four customers accounted for $4,505,000 constituting approximately 34% of the Company’s rrevenues. Two of those customers accounted for 21% of the Company’s revenues.

As of March 28, 2014, amounts due from four customers represented approximately 41% of the total amount of accounts receivable.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14 -	SUBSEQUENT EVENTS:

The Company has evaluated all other subsequent events through June 27, 2014, the date the financial statements were available to be issued.

Index

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ Michael Offerman
Michael Offerman
President and Chief Executive Officer

Dated:     July 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Offerman	July 11, 2014
Michael Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	July 11, 2014
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	July 11, 2014
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	July 11, 2014
Gerald E. Chafetz, Director

