Form 10-Q
period 2014-06-27
IEH CORPORATION
filed 2014-08-15
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 27, 2014.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of June 27, 2014 and March 28, 2014

	June 27,	March 28,
	2014	2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,438,582	$1,733,460
Accounts receivable, less allowances for doubtful accounts of $11,562 at June 27, 2014 and March 28, 2014	2,044,023	1,655,930
Inventories (Note 3)	4,821,000	4,581,432
Excess payments to accounts receivable factor (Note 6)	631,769	630,059
Prepaid expenses and other current assets (Note 4)	847,275	780,173

Total Current Assets	9,782,649	9,381,054

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $8,021,206 at June 27, 2014 and $7,939,106 at March 28, 2014 (Note 5)	1,665,784	1,576,476
	1,665,784	1,576,476

OTHER ASSETS:
Other assets	49,284	46,284
	49,284	46,284

Total Assets	$11,497,717	$11,003,814

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of June 27, 2014 and March 28, 2014

	June 27,	March 28,
	2014	2014
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$193,746	$267,599
Accrued corporate income taxes	235,643	96,169
Other current liabilities (Note 7)	600,213	559,143

Total Current Liabilities	1,029,602	922,911

LONG-TERM LIABILITIES:	—	—

Total Liabilities	1,029,602	922,911

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at June 27, 2014 and March 28, 2014	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 9)	7,700,507	7,313,295

Total Stockholders’ Equity	10,468,115	10,080,903

Total Liabilities and Stockholders’ Equity	$11,497,717	$11,003,814

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended June 27, 2014 and June 28, 2013

	Three Months Ended
	June 27,	June 28,
	2014	2013

REVENUE, net sales	$3,935,647	$4,090,639

COSTS AND EXPENSES

Cost of products sold	2,500,757	2,488,825
Selling, general and administrative	641,252	636,240
Interest expense	3,514	7,673
Depreciation	82,100	62,800
	3,227,623	3,195,538

OPERATING INCOME	708,024	895,101

OTHER INCOME	167	54,218

INCOME BEFORE INCOME TAXES	708,191	949,319

PROVISION FOR INCOME TAXES	(320,979)	(425,000)

NET INCOME	$387,212	$524,319

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.17	$.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended June 27, 2014 and June 28, 2013

	Three Months Ended
	June 27,	June 28,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$387,212	$524,319

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	82,100	62,800

Changes in assets and liabilities:
(Increase) in accounts receivable	(388,093)	(654,833)
(Increase) in inventories	(239,568)	(144,820)
(Increase) in excess payments to accounts receivable factor	(1,710)	(179,135)
(Increase) decrease in prepaid expenses and other current assets	(67,102)	155,936
(Increase) in other assets	(3,000)	(3,000)
Increase (decrease) in accounts payable	(73,853)	285,691
Increase in other current liabilities	41,070	47,287
Increase in accrued corporate taxes	139,474	—
(Decrease) in workers compensation assessment	—	(68,995)

Total adjustments	(510,682)	(499,069)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(123,470)	25,250

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(171,408)	(110,345)

NET CASH (USED) BY INVESTING ACTIVITIES	$(171,408)	$(110,345)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

For the Three Months Ended June 27, 2014 and June 28, 2013

	Three Months Ended
	June 27,	June 28,
	2014	2013

(DECREASE) IN CASH	$(294,878)	$(85,095)

CASH, beginning of period	1,733,460	415,857

CASH, end of period	$1,438,582	$330,762

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the three months for:

Interest	$3,514	$6,173

Income Taxes	$210,000	$270,000

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 27, 2014 and June 28, 2013 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 27, 2014 and June 28, 2013 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 27, 2014, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 28, 2014 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 28, 2014 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

The Company designs, develops and manufactures printed circuit connectors for high performance applications. We have also developed a high performance plastic circular connector line. All of our products utilize the HYPERBOLOID contact design, a rugged high-reliability contact system ideally suited for high-stress environments. We are the only independent producer of HYPERBOLOID in the United States.

Our customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and distributors who resell our products to OEMs. We sell our products directly and through regional representatives located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

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

The standard printed circuit board connectors we produce are continually being expanded and utilized in many of the military programs being built today. We have recently received approval for additional products that we can offer under the Military Qualified Product Listing “QPL.”

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31. The year ended March 28, 2014 was comprised of 52 weeks.

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

As of June 27, 2014, the Company had funds on deposit in the amount of $1,438,582 in one financial institution comprised of the following:

Non-interest bearing accounts	$952,368
Interest bearing account	486,214
$1,438,582

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 27, 2014 and June 28, 2013, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended June 27, 2014 and June 28, 2013, respectively.

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the three months ended June 27, 2014 and June 28, 2013, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the three months ended June 27, 2014 and June 28, 2013, respectively.

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

In October 2012, the FASB issued ASU 2012-04 "Technical corrections and improvements." This ASU makes certain technical correction to the FASB Accounting Standards Codification. The new guidance will be effective for fiscal years beginning after December 15, 2012. The adoption of the new amendments did not have a significant impact on our financial statements.

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

The pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. Our Company's adoption of the new standard did not have a material effect on our Company's financial position or results of operations.

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Effect of New Accounting Pronouncements: (continued)

In December 2011, the FASB issued ASU 2011-11 "Disclosures about offsetting assets and liabilities". Under the new guidance entities must disclose both gross information and net information on instruments and transactions eligible for offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45, and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance will be effective for the Company beginning April 1, 2013. The adoption of these amendments did not have a significant impact on our Company’s financial statements.

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

Inventories were comprised of the following:

	June 27,	March 28,
	2014	2014

Raw materials	$2,794,464	$2,655,600
Work in progress	1,243,361	1,181,575
Finished goods	783,175	744,257
	$4,821,000	$4,581,432

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	June 27,	March 28,
	2014	2014

Prepaid insurance	$18,643	$5,735
Prepaid corporate taxes	802,933	774,438
Other current assets	25,699	—
	$847,275	$780,173

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	June 27,	March 28,
	2014	2014

Computers	$377,237	$315,500
Leasehold improvements	792,657	792,657
Machinery and equipment	5,403,642	5,341,123
Tools and dies	2,934,426	2,887,274
Furniture and fixture	169,978	169,978
Website development cost	9,050	9,050
	9,686,990	9,515,582
Less: accumulated depreciation and amortization	(8,021,206)	(7,939,106)
	$1,665,784	$1,576,476

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

At June 27, 2014, the Company had reported excess payments to the Factor resulting in overpayments of $631,769, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of June 27, 2014 as “Excess payments to accounts receivable factor.” As of March 28, 2014, the Company had reported excess payments to the Factor of $630,059.

Table of Contents IEH CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	June 27,	March 28,
	2014	2014

Payroll and vacation accruals	$495,463	$496,388
Sales commissions	55,290	46,758
Insurance	40,160	6,487
Other	9,300	9,510
	$600,213	$559,143

Note 8-	WORKERS COMPENSATION INSURANCE ASSESSMENT:

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

Note 9-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $387,212, which represents the net income for the three months ended June 27, 2014. Accordingly, the Company reported accumulated retained earnings of $7,700,507 as of June 27, 2014.

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

The aggregate fair market value of shares subject to options granted to a participant(s), that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 27, 2014, no options or restricted stock awards had been granted under the 2011 Plan.

Note 11-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $50,400 for the three months ended June 27, 2014. For the year ended March 28, 2014, the Company’s contribution was $189,600.

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

The rental expense for the three months ended June 27, 2014 and June 28, 2013 was $40,410 and $39,225, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $32,083 and $29,431 for the three months ended June 27, 2014 and June 28, 2013, respectively.

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

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended June 27, 2014 and June 28, 2013, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

Comparative Analysis-Three Months Ended June 27, 2014 and June 28, 2013

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	June 27,		June 28,
	2014		2013

Operating Revenues (in thousands)	$3,936		$4,091

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	63.5%		60.8%
Selling, General and Administrative	16.3%		15.6%
Interest Expense	.1%		.2%
Depreciation and amortization	2.1%		1.5%

TOTAL COSTS AND EXPENSES	82.0%		78.1%

Operating Income	18.0%		21.9%

Other Income	—%		1.3%

Income (loss) before Income Taxes	18.0%		23.2%

Income Taxes	(8.2%	)	(10.4%	)

Net Income	9.8%		12.8%

Operating revenues for the three months ended June 27, 2014 amounted to $3,935,647 reflecting a 3.8% decrease versus the three months ended June 28, 2013 revenues of $4,090,639. The decrease in revenues can be attributed to a decrease in commercial orders during the current quarter.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 27, 2014 and June 28, 2013 (continued)

Cost of products sold amounted to $2,500,757 for the three months ended June 27, 2014, or 63.5% of operating revenues. This reflected a $11,932 or .5% increase in the cost of products sold from $2,488,825 or 60.8% of operating revenues for the three months ended June 28, 2013. Cost of products sold remained comparable to the same quarter last year.

Selling, general and administrative expenses were $641,252 or 16.3% of operating revenues for the three months ended June 27, 2014 compared to $636,240 or 15.6% of operating revenues for the three months ended June 28, 2013. This category of expense increased by $5,012 or .8% from the prior three month period. Selling, general and administrative expenses also remained comparable to the same quarter of the prior year.

Interest expense was $3,514 for the three months ended June 27, 2014 or .1% of operating revenues. For the fiscal three months ended June 28, 2013, interest expense was $7,673 or .2% of operating revenues. The decrease of $4,159 or 54.2% reflects a decrease in the Company’s borrowings during the quarter ended

June 27, 2014.

Depreciation and amortization of $82,100 or 2.1% of operating revenues was reported for the three months ended June 27, 2014 as compared to the three month period ended June 28, 2013, in which depreciation and amortization of $62,800 or 1.5% of operating revenues was reported. The increase was attributable to new assets being put in service during the current quarter.

The Company reported net income of $387,212 for the three months ended June 27, 2014 representing basic earnings of $.17 per share as compared to net income of $524,319 or $.23 per share for the three months ended June 28, 2013. The decrease in net income for the current three month period can be attributed primarily to a decrease in commercial orders during the current quarter.

Liquidity and Capital Resources

The Company reported working capital of $8,753,047 as of June 27, 2014 compared to a working capital of $8,458,143 as of March 28, 2014. The increase in working capital of $294,904 was attributable to the following items:

Net income	$387,212
Depreciation and amortization	82,100
Capital expenditures	(171,408)
Other transactions	(3,000)
$294,904

As a result of the above, the current ratio (current assets to current liabilities) was 9.5 to 1 at June 27, 2014 as compared to 10.16 to 1 at March 28, 2014. Current liabilities at June 27, 2014 were $1,029,602 compared to $922,911 at March 28, 2014.

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

For the three months ended June 27, 2014, the Company reported $171,408 in capital expenditures and depreciation of $82,100.

The net income of $387,212 for the three months ended June 27, 2014 resulted in an increase in stockholders’ equity to $10,468,115 as compared to stockholders’ equity of $10,080,903 at March 28, 2014.

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

Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At June 27, 2014, the Company reported excess payments to the Factor resulting in overpayments of $631,769. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.” The Company reported excess payment to the Factor of $630,059 at March 28, 2014.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $32,083 and $29,431 for the three months ended June 27, 2014 and June 28, 2013, respectively.

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

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 27, 2014, no options or restricted stock awards had been granted under the 2011 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $50,400 for the three months ended June 27, 2014. For the year ended March 28, 2014, the Company’s contribution was $189,600.

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

Table of Contents IEH CORPORATION PART I: FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

As of June 27, 2014, our unrestricted cash was $1,438,582 of which $486,214 was in an interest bearing money market account with and the balance of $952,368 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended June 27, 2014 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,453,707, $929,930, and $1,102,424, respectively, for the fiscal years ended March 28, 2014, March 29, 2013, and March 30, 2012 and $387,212 for the quarter ended June 27, 2014. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 28, 2014 traded as low as $2.76 per share and as high as $5.99 per share. During the three month period ended June 27, 2014, our common stock traded in the range of $4.51 per share to $4.95 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

Table of Contents IEH CORPORATION PART II: OTHER INFORMATION

Item 6. Exhibits (continued)

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the three months ended June 27, 2014 and June 28, 2013; (ii) Balance Sheets as of June 27, 2014 and March 28, 2014; (iii) Statement of Cash Flows for the three months ended June 27, 2014 and June 28, 2013; and (iv) Notes to Financial Statements for the three months ended June 27, 2014.

In accordance with Rule 406T of Regulation S-T the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K during Quarter.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

August 15, 2014	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

August 15, 2014	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)

-33-