Form 10-Q
period 2014-09-26
IEH CORPORATION
filed 2014-11-10
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 26, 2014.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of September 26, 2014 and March 28, 2014

	Sept. 26,	March 28,
	2014	2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,500,767	$1,733,460
Accounts receivable, less allowances for doubtful accounts of $11,562 at September 26, 2014 and March 28, 2014	1,951,638	1,655,930
Inventories (Note 3)	5,107,400	4,581,432
Excess payments to accounts receivable factor (Note 6)	769,601	630,059
Prepaid expenses and other current assets (Note 4)	691,283	780,173

Total Current Assets	10,020,689	9,381,054

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $8,096,206 at September 26, 2014 and $7,939,106 at March 28, 2014 (Note 5)	1,715,804	1,576,476
	1,715,804	1,576,476

OTHER ASSETS:
Other assets	52,302	46,284
	52,302	46,284

Total Assets	$11,788,795	$11,003,814

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of September 26, 2014 and March 28, 2014

	Sept. 26,	March 28,
	2014	2014
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$157,863	$267,599
Accrued corporate income taxes	260,108	96,169
Other current liabilities (Note 7)	482,511	559,143

Total Current Liabilities	900,482	922,911

Total Liabilities	900,482	922,911

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at September 26, 2014 and March 28, 2014	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	8,120,705	7,313,295
Total Stockholders’ Equity	10,888,313	10,080,903

Total Liabilities and Stockholders’ Equity	$11,788,795	$11,003,814

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Six and Three Months Ended September 26, 2014 and September 27, 2013

	Six Months Ended		Three Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2014	2013	2014	2013

REVENUE, net sales	$7,837,233	$8,105,981	$3,901,586	$4,015,342

COSTS AND EXPENSES

Cost of products sold	4,935,901	4,945,909	2,435,144	2,457,084
Selling, general and administrative	1,259,849	1,276,636	618,598	640,396
Interest expense	8,030	12,701	4,516	5,028
Depreciation	157,100	124,900	75,000	62,100
	6,360,880	6,360,146	3,133,258	3,164,608

OPERATING INCOME	1,476,353	1,745,835	768,328	850,734

OTHER INCOME	355	54,397	188	179

INCOME BEFORE INCOME TAXES	1,476,708	1,800,232	768,516	850,913

PROVISION FOR INCOME TAXES	669,298	793,672	348,319	368,672

NET INCOME	$807,410	$1,006,560	$420,197	$482,241

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.35	$.44	$.18	$.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Six Months Ended September 26, 2014 and September 27, 2013

	Six Months Ended
	Sept. 26,	Sept. 27,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$807,410	$1,006,560

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157,100	124,900

Changes in assets and liabilities:
(Increase) in accounts receivable	(295,708)	(279,166)
(Increase) in inventories	(525,968)	(204,020)
Decrease in prepaid expenses and other current assets	88,890	220,396
(Increase) in other assets	(6,018)	(6,027)
Increase (decrease) in accounts payable	(109,737)	233,939
(Decrease) in other current liabilities	(76,631)	(7,159)
Increase in accrued corporate income taxes	163,939	52,464
(Decrease) in workers compensation assessment	—	(68,995)

Total adjustments	(604,133)	66,332

NET CASH PROVIDED BY OPERATING ACTIVITIES	203,277	1,072,892

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(296,428)	(209,930)

NET CASH (USED) BY INVESTING ACTIVITIES	$(296,428)	$(209,930)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

For the Six Months Ended September 26, 2014 and September 27, 2013

	Six Months Ended
	Sept. 26,	Sept. 27,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) in excess payments to accounts receivable factor	$(139,542)	$(486,167)

NET CASH (USED) BY FINANCING ACTIVITIES	(139,542)	(486,167)

INCREASE (DECREASE) IN CASH	(232,693)	376, 795

CASH, beginning of period	1,733,460	415,857

CASH, end of period	$1,500,767	$792,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the six months for:

Interest	$8,030	$11,201

Income Taxes	$402,000	$540,000

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of September 26, 2014 and September 27, 2013 and for the six and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 26, 2014 and September 27, 2013 and the results of operations and cash flows for the six and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six and three months ended September 26, 2014, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 28, 2014 has been derived from the audited financial statements at that date.

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

Description of Business: (continued)

The customers of the Company services are in the following markets: Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the Commercial Electronic and Military markets were 35% and 58%, respectively, of the Company’s net sales for the year ended March 28, 2014. The Company’s offering of “QPL” items has recently been expanded to include additional products.

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

Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010, the Federal Deposit Insurance Corporation (FDIC) will permanently insure all accounts maintained with each financial institution up to $250,000 in the aggregate.

As of September 26, 2014, the Company had funds on deposit in the amount of $1,500,767 in one financial institution comprised of the following:

Non-interest bearing accounts	$1,039,382
Interest bearing account	461,385
$1,500,767

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 26, 2014 and September 27, 2013, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended September 26, 2014 and September 27, 2013, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the three months ended September 26, 2014 and September 27, 2013, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the three months ended September 26, 2014 and September 27, 2013, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Effect of New Accounting Pronouncements:

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The adoption of this pronouncement did not have a material effect on our Company's financial position or results of operations.

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

Inventories were comprised of the following:

	Sept. 26,	March 28,
	2014	2014

Raw materials	$2,960,474	$2,655,600
Work in progress	1,317,225	1,181,575
Finished goods	829,701	744,257
	$5,107,400	$4,581,432

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	Sept. 26,	March 28,
	2014	2014

Prepaid insurance	$9,358	$5,735
Prepaid corporate taxes	671,079	774,438
Other current assets	10,846	—
	$691,283	$780,173

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	Sept. 26,	March 28,
	2014	2014

Computers	$411,524	$315,500
Leasehold improvements	802,657	792,657
Machinery and equipment	5,410,209	5,341,123
Tools and dies	3,006,985	2,887,274
Furniture and fixture	171,585	169,978
Website development cost	9,050	9,050
	9,812,010	9,515,582
Less: accumulated depreciation and amortization	(8,096,206)	(7,939,106)
	$1,715,804	$1,576,476

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 6-	ACCOUNTS RECEIVABLE FINANCING: (continued)

At September 26, 2014, the Company had reported excess payments to the Factor resulting in overpayments of $769,601, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of September 26, 2014 as “Excess payments to accounts receivable factor.” As of March 28, 2014, the Company had reported excess payments to the Factor of $630,059.

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	Sept. 26,	March 28,
	2014	2014

Payroll and vacation accruals	$363,863	$496,388
Sales commissions	47,635	46,758
Insurance	71,013	6,487
Other	—	9,510
	$482,511	$559,143

Note 8-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $807,410, which represents the net income for the six months ended September 26, 2014. Accordingly, the Company reported accumulated retained earnings of $8,120,705 as of September 26, 2014.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 9-	2011 EQUITY INCENTIVE PLAN:

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

The aggregate fair market value of shares subject to options granted to a participant(s), that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 26, 2014, no options or restricted stock awards had been granted under the 2011 Plan.

Note 10-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $160,800 for the six months ended September 26, 2014. For the year ended March 28, 2014, the Company’s contribution was $189,600.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 11-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2015	$163,240
2016	168,120
2017	173,180
2018	178,360
2019	183,720
Thereafter	317,840
$1,184,460

The rental expense for the six months ended September 26, 2014 was $80,820 and $78,450 for the six months ended September 27, 2013.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $51,541 for the six months ended September 26, 2014 and $57,849 for the six months ended September 27, 2013.

-19-

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

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended September 26, 2014 and September 27, 2013, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Six Months Ended September 26, 2014 and September 27, 2013

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	Sept. 26,		Sept. 27,
	2014		2013

Operating Revenues (in thousands)	$7,837		$8,106

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	62.98%		61.02%
Selling, General and Administrative	16.08%		15.75%
Interest Expense	.10%		.16%
Depreciation and amortization	2.00%		1.54%

TOTAL COSTS AND EXPENSES	81.16%		78.47%

Operating Income	18.84%		21.53%

Other Income	—		.67

Income (loss) before Income Taxes	18.84%		22.20%

Income Taxes	(8.54%	)	(9.79%	)

Net Income	10.30%		12.41%

Operating revenues for the six months ended September 26, 2014 amounted to $7,837,233 reflecting a 3.32% decrease versus $8,105,981 for the six months ended September 27, 2013. The decrease in revenues can be attributed to a decrease in commercial orders during the six months ended September 26, 2014.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Six Months Ended September 26, 2014 and September 27, 2013 (continued)

Cost of products sold amounted to $4,935,901 for the six months ended September 26, 2014, or 62.98% of operating revenues. This reflected a $10,008 or .20% decrease in the cost of products sold from $4,945,909 or 61.02% of operating revenues for the six months ended September 27, 2013. Cost of products sold remained comparable to the same six months last year.

Selling, general and administrative expenses were $1,259,849 or 16.08% of operating revenues for the six months ended September 26, 2014 compared to $1,276,636 or 15.75% of operating revenues for the six months ended September 27, 2013. This category of expense decreased by $16,787 or 1.31% from the prior six month period. The decrease can be attributed to a decrease in sales commissions.

Interest expense was $8,030 for the six months ended September 26, 2014 or .10% of operating revenues. For the fiscal six months ended September 27, 2013, interest expense was $12,701 or .16% of operating revenues. The decrease of $4,671 or 36.78% reflects a decrease in the Company’s borrowings during the six months ended September 26, 2014.

Depreciation and amortization of $157,100 or 2.00% of operating revenues was reported for the six months ended September 26, 2014 as compared to the six month period ended September 27, 2013 of $124,900 or 1.54% of operating revenues.

The Company reported net income of $807,410 for the six months ended September 26, 2014 representing basic earnings of $.35 per share as compared to net income of $1,006,560 or $.44 per share for the six months ended September 27, 2013. The decrease in net income for the current six month period can be attributed primarily to a decrease in commercial orders during the period.

Comparative Analysis-Three Months Ended September 26, 2014 and September 27, 2013

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended September 26, 2014 and September 27, 2013 (Continued)

Results of Operations (Continued)

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues

	Sept 26,	Sept 27,
	2014	2013

Operating Revenues (in thousands)	$3,902	$4,015

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	62.41%	61.19%
Selling, General and Administrative	15.86%	15.95%
Interest Expense	.12%	.13%
Depreciation and amortization	1.92%	1.55%

TOTAL COSTS AND EXPENSES	80.31%	78.82%

Operating Income	19.69%	21.18%

Other Income	—	—

Income (loss) before Income Taxes	19.69%	21.18%

Income Taxes	(8.93)%	(9.18%	)

Net Income	10.76%	12.00%

Operating revenues for the three months ended September 26, 2014 amounted to $3,901,586 reflecting a 2.83% decrease versus $4,015,342 for the three months ended September 27, 2013. The decrease in revenues can be attributed to a decrease in commercial orders during the three months ended September 26, 2014.

Cost of products sold amounted to $2,435,144 for the three months ended September 26, 2014, or 62.41% of operating revenues. This reflected a $21,940 or .89% decrease in the cost of products sold from $2,457,084 or 61.19% of operating revenues for the three months ended September 27, 2013. Cost of products sold remained comparable to the same quarter last year.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis- Three Months Ended September 26, 2014 and September 27, 2013 (continued)

Selling, general and administrative expenses were $618,598, or 15.86% of operating revenues for the three months ended September 26, 2014 compared to $640,396 or 15.95% of operating revenues for the three months ended September 27, 2013. This category of expense decreased by $21,798 or 3.40% from the prior three month period. The decrease is primarily due to a decrease in sales commissions.

Interest expense was $4,516 for the three months ended September 26, 2014 or .12% of operating revenues. For the fiscal three months ended September 27, 2013, interest expense was $5,028 or .13% of operating revenues. The decrease of $512 or 10.18% reflects a decrease in the Company’s borrowings during the quarter ended September 26, 2014.

Depreciation and amortization of $75,000 or 1.92% of operating revenues was reported for the three months ended September 26, 2014 as compared to the three month period ended September 27, 2013 of $62,100 or 1.55% of operating revenues. The increase was due to an increase in capital expenditures during the quarter ended September 26, 2014.

The Company reported net income of $420,197 the three months ended September 26, 2014 representing basic earnings of $.18 per share as compared to net income of $482,241 or $.21 per share for the three months ended September 27, 2013. The decrease in net income for the current three month period can be attributed primarily to a decrease in commercial orders during the quarter.

Liquidity and Capital Resources

The Company reported working capital of $9,120,207 as of September 26, 2014 compared to a working capital of $8,458,143 as of March 28, 2014. The increase in working capital of $662,064 was attributable to the following items:

Net income	$807,410
Depreciation and amortization	157,100
Capital expenditures	(296,428)
Other transactions	(6,018)
$662,064

As a result of the above, the current ratio (current assets to current liabilities) was 11.13 to 1 at September 26, 2014 as compared to 10.16 to 1 at March 28, 2014. Current liabilities at September 26, 2014 were $900,482 compared to $922,911 at March 28, 2014.

For the six months ended September 26, 2014, the Company reported $296,428 in capital expenditures and depreciation of $157,100.

The net income of $807,410 for the six months ended September 26, 2014 resulted in an increase in stockholders’ equity to $10,888,313 as compared to stockholders’ equity of $10,080,903 at March 28, 2014.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company has an accounts receivable financing agreement with non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At September 26, 2014, the Company reported excess payments to the Factor of $769,601. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.” The Company reported excess payments to the Factor of $630,059 at March 28, 2014.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $51,541 for the six months ended September 26, 2014 and $57,849 for the six months ended September 27, 2013.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of September 26, 2014, no options or restricted stock awards had been granted under the 2011 Plan.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $160,800 for the six months ended September 26, 2014. For the year ended March 28, 2014, the Company’s contribution was $189,600.

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

As of September 26, 2014, our unrestricted cash was $1,500,767 of which $461,385 was in an interest bearing money market account with and the balance of $1,039,382 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended September 26, 2014 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,453,707, $929,930, and $1,102,424, respectively, for the fiscal years ended March 28, 2014, March 29, 2013 and March 30, 2012, and $807,410 for the six months ended September 26, 2014. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 28, 2014 traded as low as $2.76 per share and as high as $5.99 per share. During the six month period ended September 26, 2014, our common stock traded in the range of $4.51 per share to $5.40 per share. We cannot assure you that your initial investment in our common stock will not decline.

IEH CORPORATION

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

None

Item 5. Other Information

The Company held its annual meeting of shareholders on October 23, 2014 at the Company’s offices. The results of the matters voted on by the shareholders are set forth below. Only shareholders of record as of the close of business on September 15, 2014 were entitled to vote at the annual meeting.  As of the record date 2,303,468 shares of common stock of the Company were outstanding and entitled to vote at the annual meeting.  At the annual meeting, 1,891,285 shares of common stock of the Company were represented, in person or by proxy, constituting a quorum. Set forth below are the matters acted upon by shareholders and the final voting results of each such proposal.

Proposal 1 – Election of Directors

Shareholders of the Company were asked to elect one nominee to serve on the Company’s board of directors. The following nominee was elected to serve on the Company’s board of directors with the votes set forth below:

Nominee	Votes For	Votes Withheld	Broker Non-Votes

Michael Offerman	1,030,846	190,547	669,392

Proposal 2 – Advisory Vote on the Compensation of the Company’s Named Executive Officers

The shareholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers, as disclosed pursuant to Item 402 of Regulation S-K and contained in the Company’s definitive proxy statement, by the following votes:

For	Against	Abstain	Broker Non-Votes
1,149,006	2,392	69,995	669,392

Proposal 3 – Advisory Vote on the Frequency of the Advisory Vote on the Compensation of the Company’s Named Executive Officers

The shareholders recommended, on an advisory basis, that the frequency of future shareholder votes on the compensation of the Company’s named executive officers, as required by Section 14A(a)(2) of the Exchange Act, occur every year by the votes set forth in the table below:

IEH CORPORATION

PART II: OTHER INFORMATION

Item 5. Other Information (continued)

Every Year	Every Two Years	Every Three Years	Abstain	Broker Non-Votes
1,194,627	15,880	6,004	4,962	669,392

In accordance with the results of the advisory vote, the Board of Directors has determined that the Company will hold an advisory vote on the compensation of the Company’s named executive officers every year.

Proposal 4 – Ratification of Selection of Independent Registered Public Accounting Firm

The shareholders voted to ratify the appointment of Jerome Rosenberg, CPA, P.C. as the Company’s independent registered public accounting firm, by the following votes:

For	Against	Abstain	Broker Non-Votes
1,747,805	30	143,450	---

IEH CORPORATION

PART II: OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits:

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

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the six months ended September 26, 2014 and September 27, 2013; (ii) Balance Sheets as of September 26, 2014 and March 28, 2014; (iii) Statement of Cash Flows for the six months ended September 26, 2014 and September 27, 2013; and (iv) Notes to Financial Statements for the six months ended September 26, 2014 and September 27, 2013.

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

(b) Reports on Form 8-K during Quarter:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

November 10, 2014	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

November 10, 2014	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)

-35-