Form 10-Q
period 2014-12-26
IEH CORPORATION
filed 2015-02-09
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2014

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 26, 2014.

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	35

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act	36

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act	37

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 26, 2014 and March 28, 2014

	Dec. 26,	March 28,
	2014	2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,424,576	$1,733,460
Accounts receivable, less allowances for doubtful accounts of $11,562 at December 26, 2014 and March 28, 2014	2,262,810	1,655,930
Inventories (Note 3)	5,824,500	4,581,432
Excess payments to accounts receivable factor (Note 6)	733,763	630,059
Prepaid expenses and other current assets (Note 4)	525,841	780,173

Total Current Assets	10,771,490	9,381,054

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $8,171,206 at December 26, 2014 and $7,939,106 at March 28, 2014 (Note 5)	1,719,428	1,576,476
	1,719,428	1,576,476

OTHER ASSETS:
Other assets	55,302	46,284
	55,302	46,284

Total Assets	$12,546,220	$11,003,814

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of December 26, 2014 and March 28, 2014

	Dec. 26,	March 28,
	2014	2014
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$133,529	$267,599
Accrued corporate income taxes	367,711	96,169
Other current liabilities (Note 7)	562,328	559,143

Total Current Liabilities	1,063,568	922,911

Total Liabilities	1,063,568	922,911

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at December 26, 2014 and March 28, 2014	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	8,715,044	7,313,295
Total Stockholders’ Equity	11,482,652	10,080,903

Total Liabilities and Stockholders’ Equity	$12,546,220	$11,003,814

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Nine and Three Months Ended December 26, 2014 and December 27, 2013

	Nine Months Ended		Three Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2014	2013	2014	2013

REVENUE, net sales	$12,564,148	$11,770,051	$4,726,915	$3,664,070

COSTS AND EXPENSES

Cost of products sold	7,779,857	7,467,662	2,843,956	2,521,753
Selling, general and administrative	1,977,215	1,994,722	717,366	718,086
Interest expense	13,282	17,201	5,252	4,500
Depreciation	232,100	187,000	75,000	62,100
	10,002,454	9,666,585	3,641,574	3,306,439

OPERATING INCOME	2,561,694	2,103,466	1,085,341	357,631

OTHER INCOME	609	54,546	254	149

INCOME BEFORE INCOME TAXES	2,562,303	2,158,012	1,085,595	357,780

PROVISION FOR INCOME TAXES	1,160,554	960,898	491,256	167,226

NET INCOME	$1,401,749	$1,197,114	$594,339	$190,554

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.61	$.52	$.26	$.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended December 26, 2014 and December 27, 2013

	Nine Months Ended
	Dec. 26,	Dec. 27,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,401,749	$1,197,114

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	232,100	187,000

Changes in assets and liabilities:
(Increase) in accounts receivable	(606,880)	(43,832)
(Increase) in inventories	(1,243,068)	(280,197)
Decrease in prepaid expenses and other current assets	254,332	172,494
(Increase) in other assets	(9,018)	(9,027)
Increase (decrease) in accounts payable	(134,070)	279,371
Increase (decrease) in other current liabilities	3,185	(14,319)
Increase in accrued corporate income taxes	271,542	40,159
(Decrease) in workers compensation assessment	—	(68,995)

Total adjustments	(1,231,877)	262,654

NET CASH PROVIDED BY OPERATING ACTIVITIES	169,872	1,459,768

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(375,052)	(264,328)

NET CASH (USED) BY INVESTING ACTIVITIES	$(375,052)	$(264,328)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

For the Nine Months Ended December 26, 2014 and December 27, 2013

	Nine Months Ended
	Dec. 26,	Dec. 27,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) in excess payments to accounts receivable factor	$(103,704)	(380,734)

NET CASH (USED) BY FINANCING ACTIVITIES	(103,704)	(380,734)

INCREASE (DECREASE) IN CASH	(308,884)	814,706

CASH, beginning of period	1,733,460	415,857

CASH, end of period	$1,424,576	$1,230,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the nine months for:
Interest	$13,282	$17,201

Income Taxes	$594,000	$810,000

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of December 26, 2014 and December 27, 2013 and for the nine and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 26, 2014 and December 27, 2013 and the results of operations and cash flows for the nine and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine and three months ended December 26, 2014, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 28, 2014 has been derived from the audited financial statements at that date.

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

As of December 26, 2014, the Company had funds on deposit in the amount of $1,424,576 in one financial institution comprised of the following:

Non-interest bearing accounts	$662,937
Interest bearing account	761,639
$1,424,576

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 26, 2014 and December 27, 2013, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the nine months ended December 26, 2014 and December 27, 2013, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the nine months ended December 26, 2014 and December 27, 2013, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the nine months ended December 26, 2014 and December 27, 2013, respectively.

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

Inventories were comprised of the following:

	Dec. 26,	March 28,
	2014	2014

Raw materials	$3,376,137	$2,655,600
Work in progress	1,502,169	1,181,575
Finished goods	946,194	744,257
	$5,824,500	$4,581,432

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	Dec. 26,	March 28,
	2014	2014

Prepaid insurance	$2,903	$5,735
Prepaid corporate taxes	484,823	774,438
Other current assets	38,115	—
	$525,841	$780,173

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	Dec. 26,	March 28,
	2014	2014

Computers	$438,024	$315,500
Leasehold improvements	822,842	792,657
Machinery and equipment	5,416,849	5,341,123
Tools and dies	3,032,284	2,887,274
Furniture and fixture	171,585	169,978
Website development cost	9,050	9,050
	9,890,634	9,515,582
Less: accumulated depreciation and amortization	(8,171,206)	(7,939,106)
	$1,719,428	$1,576,476

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

At December 26, 2014, the Company had reported excess payments to the Factor resulting in overpayments of $733,763, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of December 26, 2014 as “Excess payments to accounts receivable factor.” As of March 28, 2014, the Company had reported excess payments to the Factor of $630,059.

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	Dec. 26,	March 28,
	2014	2014

Payroll and vacation accruals	$443,343	$496,388
Sales commissions	58,129	46,758
Insurance	55,856	6,487
Other	5,000	9,510
	$562,328	$559,143

Note 8-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $1,401,749, which represents the net income for the nine months ended December 26, 2014. Accordingly, the Company reported accumulated retained earnings of $8,715,044 as of December 26, 2014.

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

The aggregate fair market value of shares subject to options granted to a participant(s), that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 26, 2014, no options or restricted stock awards had been granted under the 2011 Plan.

Note 10-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $241,200 for the nine months ended December 26, 2014. For the year ended March 28, 2014, the Company’s contribution was $189,600.

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
$1,184,460

The rental expense for the nine months ended December 26, 2014 was $121,230 and $118,070 for the nine months ended December 27, 2013.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $93,266 for the nine months ended December 26, 2014 and $80,726 for the nine months ended December 27, 2013.

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

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended December 26, 2014 and December 27, 2013, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis- Nine Months Ended December 26, 2014 and December 27, 2013

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	Dec. 26,		Dec. 27,
	2014		2013

Operating Revenues (in thousands)	$12,564		$11,770

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	61.92%		63.45%
Selling, General and Administrative	15.74%		16.95%
Interest Expense	.11%		.14%
Depreciation and amortization	1.85%		1.59%

TOTAL COSTS AND EXPENSES	79.62%		82.13%

Operating Income	20.38%		17.87%

Other Income	—		.46%

Income (loss) before Income Taxes	20.38%		18.33%

Income Taxes	(9.24%	)	(8.16%	)

Net Income	11.14%		10.17%

Operating revenues for the nine months ended December 26, 2014 amounted to $12,564,148 reflecting a 6.75% increase versus $11,770,051 for the nine months ended December 27, 2013. The increase in revenues can be attributed to an increase in commercial sales during the nine months ended December 26, 2014.

Cost of products sold amounted to $7,779,857 for the nine months ended December 26, 2014, or 61.92% of operating revenues. This reflected a $312,195 or 4.18% increase in the cost of products sold from $7,467,662 or 63.45% of operating revenues for the nine months ended December 27, 2013. The increase in cost of products sold can be attributed to an increase in commercial sales.

Selling, general and administrative expenses were $1,977,215 or 15.74% of operating revenues for the nine months ended December 26, 2014 compared to $1,994,722 or 16.95% of operating revenues for the nine months ended December 27, 2013. This category of expense decreased by $17,507 or .88% from the prior nine month period. The decrease can be attributed to a decrease in sales commissions.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Nine Months Ended December 26, 2014 and December 27, 2013 (continued)

Results of Operations (continued)

Interest expense was $13,282 for the nine months ended December 26, 2014 or .11% of operating revenues. For the nine months ended December 27, 2013, interest expense was $17,201 or .14% of operating revenues. The decrease of $3,919 or 22.78% reflects a decrease in the Company’s borrowings during the nine months ended December 26, 2014.

Depreciation and amortization of $232,100 or 1.85% of operating revenues was reported for the nine months ended December 26, 2014 as compared to the nine month period ended December 27, 2013 of $187,000 or 1.59% of operating revenues. The increase was due to an increase in capital expenditures during the quarter ended December 26, 2014.

The Company reported net income of $1,401,749 for the six months ended December 26, 2014 representing basic earnings of $.61 per share as compared to net income of $1,197,114 or $.52 per share for the nine months ended December 27, 2013. The increase in net income for the current nine month period can be attributed primarily to an increase in commercial sales during the period.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis- Three Months Ended December 26, 2014 and December 27, 2013

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues

	Dec. 26,		Dec. 27,
	2014		2013

Operating Revenues (in thousands)	$4,727		$3,664

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	60.17%		68.83%
Selling, General and Administrative	15.18%		19.60%
Interest Expense	.11%		.14%
Depreciation and amortization	1.59%		1.69%

TOTAL COSTS AND EXPENSES	77.05%		90.26%

Operating Income	22.95%		9.74%

Other Income	—		—

Income (loss) before Income Taxes	22.95%		9.74%

Income Taxes	(10.39%	)	(4.56%	)

Net Income	12.56%		5.18%

Operating revenues for the three months ended December 26, 2014 amounted to $4,726,915 reflecting a 29.01% increase versus $3,664,070 for the three months ended December 27, 2013. The increase in revenues can be attributed to an increase in commercial sales during the three months ended December 26, 2014.

Cost of products sold amounted to $2,843,956 for the three months ended December 26, 2014, or 60.17% of operating revenues. This reflected a $322,203 or 12.78% increase in the cost of products sold from $2,521,753 or 68.83% of operating revenues for the three months ended December 27, 2013. The increase in cost of products sold was necessary to support the increase in commercial sales.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis- Three Months Ended December 26, 2014 and December 27, 2013

Results of Operations

Selling, general and administrative expenses were $717,366 or 15.18% of operating revenues for the three months ended December 26, 2014 compared to $718,086 or 19.60% of operating revenues for the three months ended December 27, 2013. This category of expense decreased by $720 or .10% from the prior three month period. There was no significant change in this category.

Interest expense was $5,252 for the three months ended December 26, 2014 or .11% of operating revenues. For the fiscal three months ended December 27, 2013, interest expense was $4,500 or .14% of operating revenues. The increase of $752 or 16.71% reflects a temporary increase in the Company’s borrowings during the quarter ended December 26, 2014.

Depreciation and amortization of $75,000 or 1.59% of operating revenues was reported for the three months ended December 26, 2014 as compared to the three month period ended December 27, 2013 of $62,100 or 1.69% of operating revenues. The increase was due to an increase in capital expenditures during the quarter ended December 26, 2014.

The Company reported net income of $594,339 the three months ended December 26, 2014 representing basic earnings of $.26 per share as compared to net income of $190,554 or $.08 per share for the three months ended December 27, 2013. The increase in net income for the current three month period can be attributed primarily to an increase in commercial sales during the quarter.

Liquidity and Capital Resources

The Company reported working capital of $9,707,922 as of December 26, 2014 compared to a working capital of $8,458,143 as of March 28, 2014. The increase in working capital of $1,249,779 was attributable to the following items:

Net income	$1,401,749
Depreciation and amortization	232,100
Capital expenditures	(375,052)
Other transactions	(9,018)
$1,249,779

As a result of the above, the current ratio (current assets to current liabilities) was 10.13 to 1 at December 26, 2014 as compared to 10.16 to 1 at March 28, 2014. Current liabilities at December 26, 2014 were $1,063,568 compared to $922,911 at March 28, 2014.

For the nine months ended December 26, 2014, the Company reported $375,052 in capital expenditures and depreciation of $232,100

The net income of $1,401,749 for the nine months ended December 26, 2014 resulted in an increase in stockholders’ equity to $11,482,652 as compared to stockholders’ equity of $10,080,903 at March 28, 2014.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company has an accounts receivable financing agreement with non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At December 26, 2014, the Company reported excess payments to the Factor of $733,763 These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.” The Company reported excess payments to the Factor of $630,059 at March 28, 2014.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $93,266 for the nine months ended December 26, 2014 and $80,726 for the nine months ended December 27, 2013.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 26, 2014, no options or restricted stock awards had been granted under the 2011 Plan.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $241,200. for the nine months ended December 26, 2014. For the year ended March 28, 2014, the Company’s contribution was $189,600.

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

As of December 26, 2014, our unrestricted cash was $1,424,576 of which $761,639 was in an interest bearing money market account with and the balance of $662,937 was maintained in non-interest bearing checking accounts used to pay operating expenses.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended December 26, 2014 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,453,707, $929,930, and $1,102,424, respectively, for the fiscal years ended March 28, 2014, March 29, 2013 and March 30, 2012, and $1,401,749 for the nine months ended December 26, 2014. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 28, 2014 traded as low as $2.76 per share and as high as $5.99 per share. During the nine month period ended December 26, 2014, our common stock traded in the range of $4.51 per share to $6.05 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the nine months ended December 26, 2014 and December 27, 2013; (ii) Balance Sheets as of December 26, 2014 and March 28, 2014; (iii) Statement of Cash Flows for the nine months ended December 26, 2014 and December 27, 2013; and (iv) Notes to Financial Statements for the nine months ended December 26, 2014 and December 27, 2013.

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

IEH CORPORATION
(Registrant)

February 9, 2015	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

February 9, 2015	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)

-32-