Form 10-K
period 2015-03-27
IEH CORPORATION
filed 2015-07-10
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 27, 2015.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to _____.

Commission File Number   0-5278

IEH CORPORATION

(Name of Small Business Issuer in Its Charter)

NEW YORK	13-5549348
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

140 58th Street, Suite 8E
Brooklyn, NY 11220	(718) 492-4440
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 26, 2014): $7,162,942.80.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On June 26, 2015, the Registrant had 2,303,468 shares of common stock issued and outstanding.

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

FOR THE YEAR ENDED MARCH 27, 2015

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

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 37% and 55%, respectively, of the Company’s net sales for the year ended March 27, 2015. Our offering of “QPL” items has recently been expanded to include additional products.

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

Commitments

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (the “Union”). Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $122,668 for the year ended March 27, 2015 and $118,695 for the year ended March 28, 2014.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the years ended March 27, 2015 and March 28, 2014, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

In the fiscal year ended March 27, 2015, five customers of the Company accounted for $5,082,035 constituting approximately 31% of the Company’s net sales. Two of those customers accounted for 16% of the Company’s net sales. During the fiscal year ended March 28, 2014, four customers accounted for $5,124,060 constituting 33% of the Company’s net sales. Two of those customers accounted for 26% of the Company’s net sales.

The Company currently employs 16 independent sales representatives to market its products in all regions in the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 95% of Company net sales for the year ended March 27, 2015 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 8% and 7% of net sales for the years ended March 27, 2015 and March 28, 2014, respectively.

Index

IEH CORPORATION

PART I

Item 1.	Business (continued)

Backlog of Orders/Capital Requirements

The backlog of orders for the Company’s products amounted to approximately $8,674,000 at March 27, 2015 as compared to $5,861,000 at March 28, 2014. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 27, 2015 and March 28, 2014.

Employees

The Company presently employs approximately 150 people, two (2) of whom are executive officers; three (3) are engaged in management activities; nine (9) provide general and administrative services; and approximately 136 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the Union, which will expire on March 31, 2018. The Company believes that it has a good relationship with its employees and the Union.

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

The Company’s lease term for its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals remaining are as follows:

Fiscal year ending March:
2016	168,120
2017	173,180
2018	178,360
2019	183,720
2020	189,200
Thereafter	128,640
$1,021,220

The Company leases approximately 20,400 square feet of space, of which it estimates 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations.

The rental expense for the years ended March 27, 2015 and March 28, 2014 was $162,840 and $158,480, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Item 3.	Legal Proceedings

The Company is not a party to or aware of any pending or threatened legal proceedings which, in the opinion of the Company’s management, would result in any material adverse effect on its results of operations or its financial condition.

Item 4.	Mine Safety Disclosure

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

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
Fiscal Year ended March 27, 2015 (*)

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

On July 9, 2015 (the last day prior to the filing of this report on which trading in the common stock occurred), the high bid for the common stock was $6.19 and the low bid was $6.02.

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

Approximate Number of Equity Security Holders

The number of record holders of the Company’s common stock as of June 26, 2015 was approximately 385. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Transfer Agent

The transfer agent for our common stock is Computer Share located in Canton, Massachusetts.

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

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 37% and 55%, respectively, of the Company’s net sales for the year ended March 27, 2015. Our offering of “QPL” items has recently been expanded to include additional products.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 27, 2015 and March 28, 2014, respectively.

Results of Operations

Year End Results: March 27, 2015 vs. March 28, 2014

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues
	March 27,		March 28,
	2015		2014

Operating revenues (in thousands)	$16,392		$15,432

Operating expenses:
(as a percentage of operating revenues)

Costs of products sold	62.9%		64.1%
Selling, general and administrative	16.0%		17.5%
Interest expense	.1%		.1%
Depreciation and amortization	2.0%		1.8%

TOTAL COSTS AND EXPENSES	81.0%		83.5%

Operating income	19.0%		16.5%

Other income	0%		.4%

Income before income taxes	19.0%		16.9%

Income taxes	(8.0%	)	(7.4%	)

Net income	11.0%		9.5%

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 27, 2015 vs. March 28, 2014 (continued)

Net sales for the year ended March 27, 2015 amounted to $16,392,217, reflecting a $960,273 increase versus the year ended March 28, 2014 net sales of $15,431,944. The increase in net sales is a direct result of the Company’s efforts in increasing sales in the commercial aerospace and oil and gas sectors.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the fiscal years ended March 27, 2015 and March 28, 2014, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.

Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

In the fiscal year ended March 27, 2015, five customers of the Company accounted for $5,082,035 constituting approximately 31% of the Company’s net sales. Two of those customers accounted for 16% of the Company’s net sales. During the fiscal year ended March 28, 2014, four customers accounted for $5,124,060 constituting 33% of the Company’s net sales. Two of those customers accounted for 26% of the Company’s net sales.

The Company currently employs 16 independent sales representatives to market its products in all regions of the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These sales representatives accounted for approximately 95% of the Company’s net sales for the year ended March 27, 2015, with the balance of net sales being generated by direct customer contact.

For the fiscal year ended March 27, 2015, the Company’s principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 92% and 93% of the Company’s net sales for the years ended March 27, 2015 and March 28, 2014, respectively. Approximately 8% and 7% of net sales were made to international customers for the years ended March 27, 2015 and March 28, 2014, respectively.

Cost of products sold amounted to $10,302,640 for the fiscal year ended March 27, 2015, or 62.9% of operating revenues. This reflected a $415,289 or 4.2% increase in the cost of products sold of $9,887,351 or 64.1% of operating revenues for the fiscal year ended March 28, 2014. This increase in cost of products sold is due primarily to the increased cost of production associated with the increase necessary to support the increase in sales.

Selling, general and administrative expenses were $2,617,212 and $2,702,742 or 16.0% and 17.5% of net sales for the fiscal years ended March 27, 2015 and March 28, 2014, respectively. This category of expenses decreased by $85,530 or 3.2% from the prior year. The decrease can be attributed to a decrease in catalogs and promotional expenses.

Interest expense was $17,782 for the fiscal year ended March 27, 2015 or .1% of net sales. For the fiscal year ended March 28, 2014, interest expense was $21,349 or 0.1% of net sales. The decrease of $3,567 or 16.7% reflects the reduction of borrowings from the Factor.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 27, 2015 vs. March 28, 2014 (continued)

Depreciation and amortization of $333,000 or 2.0% of net sales was reported for the fiscal year ended March 27, 2015. This reflects an increase of $59,101 or 21.6% from the prior year ended March 28, 2014 of $273,899 or 1.8% of net sales. The increase is due primarily to additional new equipment being put in use during the current fiscal year.

The Company reported net income of $1,809,555 for the year ended March 27, 2015 representing basic earnings of $.79 per share as compared to net income of $1,453,707 or $.63 per share for the year ended March 28, 2014. The increase in net income for the current year can be attributed primarily to the reported increase in sales in the commercial aerospace and oil and gas sectors.

Liquidity and Capital Resources

The Company reported working capital of $10,144,556 as of March 27, 2015 compared to a working capital of $8,458,143 as of March 28, 2014. The increase in working capital of $1,686,413 was attributable to the following items:

Net income	$1,809,555
Depreciation and amortization	333,000
Capital expenditures	(448,065)
Other transactions	(8,077)
$1,686,413

As a result of the above, the current ratio (current assets to current liabilities) was 11.73 to 1 at March 27, 2015 as compared to 10.16 to 1 at March 28, 2014. Current liabilities at March 27, 2015 were $945,315 compared to $922,911 at March 28, 2014.

The Company reported $448,065 in capital expenditures for the year ended March 27, 2015 and recorded depreciation expense of $333,000 for the year ended March 27, 2015.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 27, 2015 vs. March 28, 2014 (continued)

Liquidity and Capital Resources

The net income of $1,809,555 for the year ended March 27, 2015 resulted in an increase in stockholders’ equity to $11,890,458 as compared to stockholders’ equity of $10,080,903 at March 28, 2014.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum interest rate of 12% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 27, 2015 the Company had reported excess payments to the Factor of $43,041 as compared to March 28, 2014, when the Company had reported excess payments to the Factor of $630,059.

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

With the passage of the 1990 Act the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of such Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the Plan were $122,668 for the year ended March 27, 2015 and $118,695 for the year ended March 28, 2014.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 27, 2015 vs. March 28, 2014 (continued)

Liquidity and Capital Resources (continued)

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

Results of Operations (continued)

Year End Results: March 27, 2015 vs. March 28, 2014 (continued)

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

Under the 2011 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) or greater shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company’s common stock and the option must not be exercisable after the expiration of ten years from the day of the grant. The 2011 Plan also provides that holders of options that wish to pay for the exercise price of their options with shares of the Company’s common stock must have beneficially owned such stock for at least six months prior to the exercise date.

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 27, 2015, no options or restricted stock awards had been granted under the 2011 Plan.

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

Index

IEH CORPORATION

PART II

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

See our audited Financial Statements for the fiscal year ended March 27, 2015 which follows Item 15 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon assessment, our management concluded that our internal control over financial reporting is effective as of March 27, 2015.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 27, 2015. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 27, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal year ended March 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Inherent Limitations on Effectiveness of Controls (Continued)

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

In connection with their review and assessment of our disclosure controls and procedures, the Company’s management has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d-15(f) under the Exchange Act) during the year ended March 27, 2015 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

On July 1, 2015, our Board of Directors granted 245,000 non-qualified options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

Index

IEH CORPORATION

PART II

Item 9B.	Other Information (continued)

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman	75,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of an during the fiscal year ended March 25, 2016, in the proxy statement for the Company’s 2015 annual meeting of stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

As of March 27, 2015, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class

Michael Offerman	74	Chairman of the Board of Directors, President and Chief Executive Officer	I

Robert Knoth	72	Chief Financial Officer, Controller, Secretary and Treasurer

Allen Gottlieb	74	Director	II

Gerald E. Chafetz	72	Director	II

Index

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (continued)

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. The Board of Directors currently consists of three (3) members divided into two classes with one Class I Member (Mr. Offerman) and two Class II Members (Mr. Gottlieb and Mr. Chafetz). The Class II Members of the Board of Directors are scheduled to be elected at the Company’s 2015 Annual Meeting. All officers are elected by and serve at the discretion of the Board of Directors.

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

Significant Employees (continued)

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

Sherif Mahdi joined IEH in October, 2014 as Director of Quality. Sherif has 22 years of progressive professional experience in total quality management/operations and engineering management, most notably, with a multinational manufacturing organization and distribution client. He has managed accounts in the aviation, space, government, commercial, medical, telecommunication, retail, construction, and automotive industries.  His expertise encompasses development, implementation and auditing of quality systems such as ISO9001, AS9100/AS9120, ISO13485, QS9000, TE Supplement, ISO20000, ISO14000, TS16949 and design for Six Sigma, Lean Six Sigma Black Belt directives impacting the lifecycle of plant and corporate operations including affiliated business and developmental concerns. His background is strengthened by significant experience as an industrial engineer. Sherif holds a Master of Science Degree in Engineering Management and a Master of Business Administration Degree.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended March 27, 2015.

Director Independence; Meetings of Directors; Committees of the Board

Our Board of Directors currently consists of three individuals. Two of our directors (other than Michael Offerman) are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 27, 2015, our Board of Directors held one meeting and acted by unanimous written consent on two occasions.

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

Index

IEH CORPORATION

PART III

Item 11.	Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 27, 2015 and March 28, 2014 for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Total
Michael Offerman, Chief	March 27, 2015	$211,001	$55,000	$0	$266,001
Executive Officer, President (1)	March 28, 2014	$199,383	$40,000	$0	$239,383
Robert Knoth, Chief Financial	March 27, 2015	$174,001	$40,000	$0	$214,001
Officer	March 28, 2014	$159,394	$33,000	$0	$192,394

(1)      During the fiscal years ended March 27, 2015 and March 28, 2014, the Company provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile allowance.

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

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. For the fiscal year ended March 27, 2015, the contribution was $288,000. For the fiscal year ended March 28, 2014, the contribution was $189,600.

Stock Option Plan

On August 31, 2011, the Company’s shareholders approved the adoption of the Company’s 2011 Employees Stock Option Plan (“2011 Plan”) to provide for the grant of options to purchase up to 750,000 shares of the Company’s Common Stock to all employees, including senior management. The plan terminates on August 30, 2022 and, as of March 27, 2015, the Company had not issued any options or awards under the 2011 Plan. See Item 9B. Other Information.

Index

IEH CORPORATION

PART III

Item 11.	Executive Compensation (continued)

Stock Option Plan (continued)

Options granted to employees under the 2011 Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or option which do not so qualify. Under the 2011 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s Common Stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value or the Company’s Common Stock and the option must not be exercisable after the expiration of ten years from the day of the grant. Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s Common Stock. The aggregate fair market value of shares subject to options granted to a participant, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000.

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

Index

IEH CORPORATION

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage (%) of Common Stock Owned
Officers and Directors
Common Stock $.01 Par Value	Michael Offerman c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	923,784(1)		40%
	Allen Gottlieb c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0		0
	Robert Knoth c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	2,195		*
	Gerald E. Chafetz c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0		0
All Officers & Directors as a Group (4 in number)		925,979	(1)	40%

5% Shareholders
	Zeff Capital LP 1601 Broadway, 12th Floor New York, NY 10019	136,282		5.92%

	GRT Capital Partners, L.L.C. GRT Deep Woods GP, L.L.C. One Liberty Square, 11th Floor Boston, MA 02109	111,473		4.84%

* Denotes ownership percentage of less than 1%.

(1)	43,600 shares of common stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.
(2)	All shares set forth above are owned directly by the named individual unless otherwise stated.

Index

IEH CORPORATION

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Board of Directors of IEH has selected Jerome Rosenberg, CPA P.C. as the independent auditor of IEH for the fiscal year ending March 27, 2015. Shareholders will be asked to ratify such selection at the Company’s annual meeting to be held in September 2014. The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. A member of Jerome Rosenberg, CPA P.C. is expected to be present at the next annual meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees. During the fiscal year ended March 27, 2015 and March 28, 2014, IEH paid an aggregate of $60,000 and $50,000, respectively, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal years ended March 27, 2015 and March 28, 2014, no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

Tax Fees. During the fiscal years ended March 27, 2015 and March 28, 2014, the Company paid to Jerome Rosenberg, CPA P.C. the sums of $26,150 and $4,000 for tax compliance, tax advice and tax planning services.

All Other Fees. During the fiscal year ended March 27, 2015, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees paid to it for such services during the fiscal year ended March 27, 2015 have not compromised the independence of Jerome Rosenberg, CPA P.C.

The Board of Directors of the Company is comprised of three persons. Due to the limited size and scope of the Company’s operations which are limited to one office and the level of revenue and income, the Board of Directors has not established an Audit Committee. Further, as the Company’s securities are not traded on any exchange or on NASDAQ, but solely are listed for quotations in the OTCBB, there is no requirement that an Audit Committee be established. The Board, as an entirety, approves that appointment of its independent auditor and the related work performed by the auditor for services which are not audit related. In its deliberations regarding approval of the independent auditor for auditing and other services, the Board reviews the auditor’s history of representing the Company, the fees to be paid and paid historically, the level of performance provided by the auditor and the ability of the Company, given its lack of profits to obtain similar services for similar costs.

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

10.2(#) Agreement between the Company and Robert Knoth (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2009).

10.3(#) 2011 Equity Incentive Plan (filed as Exhibit A to definitive Proxy Statement dated August 31, 2011).

10.4(#)* Form of Non-Qualified Stock Option Certificate and Agreement under the 2011 Equity Incentive Plan.

31.1* Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Accounting Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

IEH CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedules. (continued)

32.1* Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1* The following information from the IEH Corporation’s Annual Report in Form 10-K for the fiscal year ended March 27, 2015, formatted in XBRL (eXtensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; and (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

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

Index

IEH CORPORATION

March 27, 2015 and March 28, 2014

Index to Financial Statements

Page
Number

Independent Auditor’s Report	34

Financial Statements:

Balance Sheets as of March 27, 2015 and March 28, 2014	35

Statements of Operations for the years ended March 27, 2015 and March 28, 2014	37

Statements of Stockholders’ Equity for the years ended March 27, 2015 and March 28, 2014	38

Statements of Cash Flows for the years ended March 27, 2015 and March 28, 2014	39

Notes to Financial Statements	40

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation, as of March 27, 2015 and March 28, 2014 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 27, 2015 and March 28, 2014, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

/s/Jerome Rosenberg CPA, P.C.

Jerome Rosenberg CPA, P.C.

Melville, New York

June 26, 2015

Index

IEH CORPORATION

BALANCE SHEETS

As of March 27, 2015 and March 28, 2014

	March 27,	March 28,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$1,721,410	$1,733,460
Accounts receivable, less allowances for doubtful accounts of $11,562 at March 27, 2015 and at March 28, 2014	2,226,707	1,655,930
Inventories (Note 2)	6,749,659	4,581,432
Excess payments to accounts receivable factor (Note 5)	43,041	630,059
Prepaid expenses and other current assets (Note 3)	354,451	780,173

Total Current Assets	11,095,268	9,381,054

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $8,272,106 at March 27, 2015 and $7,939,106 at March 28, 2014 (Note 4)	1,691,541	1,576,476
	1,691,541	1,576,476

OTHER ASSETS:
Other assets	54,361	46,284
	54,361	46,284

Total Assets	$12,841,170	$11,003,814

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

BALANCE SHEETS (Continued)

As of March 27, 2015 and March 28, 2014

	March 27,	March 28,
	2015	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$138,653	$267,599
Accrued corporate income taxes	181,934	96,169
Other current liabilities (Note 6)	630,125	559,143

Total Current Liabilities	950,712	922,911

Total Liabilities	950,712	922,911

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 27, 2015 and March 28, 2014	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings	9,122,850	7,313,295

Total Stockholders’ Equity	11,890,458	10,080,903

Total Liabilities and Stockholders’ Equity	$12,841,170	$11,003,814

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended March 27, 2015 and March 28, 2014

	March 27,	March 28,
	2015	2014

REVENUE, net sales (Note 13)	$16,392,217	$15,431,944

COSTS AND EXPENSES:
Cost of products sold	10,302,640	9,887,351
Selling, general and administrative	2,617,212	2,702,742
Interest expense	17,782	21,349
Depreciation and amortization	333,000	273,899
	13,270,634	12,885,341

OPERATING INCOME	3,121,583	2,546,603

OTHER INCOME	912	54,720

INCOME BEFORE INCOME TAXES	3,122,495	2,601,323

PROVISION FOR INCOME TAXES	(1,312,940)	(1,147,616)

NET INCOME	$1,809,555	$1,453,707

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)	$.79	$.63

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)	2,303	2,303

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 27, 2015 and March 28, 2014

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 29, 2013	2,303,468	$23,035	$2,744,573	$5,859,588	$8,627,196

Net income: year ended March 28, 2014	—	—	—	1,453,707	1,453,707

Balances, March 28, 2014	2,303,468	23,035	2,744,573	7,313,295	10,080,903

Net Income: year ended March 27, 2015	—	—	—	1,809,555	1,809,555

Balances, March 27, 2015	2,303,468	$23,035	$2,744,573	$9,122,850	$11,890,458

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

For the Years Ended March 27, 2015 and March 28, 2014

	March 27,	March 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,809,555	$1,453,707

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	333,000	273,899

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(570,777)	161,838
(Increase) decrease in excess payments to accounts receivable factor	587,018	(593,143)
(Increase) in inventories	(2,168,227)	(118,252)
Decrease in prepaid expenses and other current assets	425,722	175,053
(Increase) in other assets	(8,077)	(12,064)

Increase (decrease) in accounts payable	(128,946)	193,095
Increase in other current liabilities	70,982	108,980
Increase in accrued corporate income taxes	85,765	96,169
(Decrease) in workers compensation insurance assessment	—	(68,995)

Total adjustments	(1,373,540)	216,580

NET CASH PROVIDED BY OPERATING ACTIVITIES	436,015	1,670,287

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(448,065)	(352,684)

NET CASH (USED) BY INVESTING ACTIVITIES	(448,065)	(352,684)

INCREASE (DECREASE) IN CASH	(12,050)	1,317,603

CASH, beginning of period	1,733,460	415,857

CASH, end of period	$1,721,410	$1,733,460

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$17,782	$21,349

Income Taxes	$786,000	$1,110,000

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

The customers the Company services are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 37% and 55%, respectively, of the Company’s net sales for the year ended March 27, 2015. The Company’s offering of “QPL” items has recently been expanded to include additional products.

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The year ended March 27, 2015 was comprised of 52 weeks and the year ended March 28, 2014 was comprised of 52 weeks.

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

As of March 27, 2015, the Company had funds on deposit in the amount of $1,721,410 in one financial institution comprised of the following:

Non-interest bearing accounts	$839,468
Interest bearing account	881,942
$1,721,410

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings Per Share which includes the provisions of SFAS No. 128, “Earnings Per Share”, which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 27, 2015 and March 28, 2014, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets which includes the provisions of SFAS No. 144, “Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of”, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 27, 2015 and March 28, 2014.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income”. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 27, 2015 and March 28, 2014.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 27, 2015 and March 28, 2014, respectively.

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

Inventories are comprised of the following:

	March 27,	March 28,
	2015	2014

Raw materials	$4,752,311	$2,655,600
Work in progress	980,427	1,181,575
Finished goods	1,016,921	744,257

	$6,749,659	$4,581,432

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	March 27,	March 28,
	2015	2014

Prepaid insurance	$15,791	$5,735
Prepaid corporate taxes	338,660	774,438
	$354,451	$780,173

Note 4 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	March 27,	March 28,
	2015	2014

Computers	$382,698	$315,500
Leasehold improvements	830,442	792,657
Machinery and equipment	5,520,429	5,341,123
Tools and dies	3,050,384	2,887,274
Furniture and fixture	170,644	169,978
Website development cost	9,050	9,050
	9,963,647	9,515,582

Less: accumulated depreciation and amortization	(8,272,106)	(7,939,106)

	$1,691,541	$1,576,476

Note 5 -	ACCOUNTS RECEIVABLE FINANCING:

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum.

The financing agreement has an initial term of one year and automatically renews for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 27, 2015 the Company reported in the accompanying financial statements, excess payments to the Factor of $43,041 compared to March 28, 2014, when the Company had reported excess payments to the Factor of $630,059.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 6 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	March 27,	March 28,
	2015	2014

Payroll and vacation accruals	$569,725	$496,388
Sales commissions	44,844	46,758
Insurance	10,556	6,487
Other	5,000	9,510
	$630,125	$559,143

Note 7 -	INCOME TAXES:

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

The provision for income taxes consists of the following:

March 27,
2015
Current:

Federal	$546,676
State and local	417,485
Total current tax provision	964,161

Deferred:

Federal	269,258
State and local	79,521
Total deferred tax benefit	348,779

Total provision (benefit)	$1,312,940
47

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 7 -	INCOME TAXES (continued):

The components of the Company’s deferred taxes at March 27, 2015 are as follows:

Deferred tax assets:
Accounts receivable reserves	$11,562
Accrued expenses	566,151
Prepaid expenses	70,155
647,868

Deferred tax liabilities:
Depreciation	222,684

Net deferred tax assets before valuation allowance	870,552
Valuation allowance	(870,552)
Net deferred tax assets	$—

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

March 27,
2015

Income tax expense (benefit) – statutory rate	34%
Income tax expenses – state and local, net of federal benefit	12%

Income tax expense (benefit)	46%
48

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

Stockholders’ equity increased by $1,809,555 which represented the reported net income for the year ended March 27, 2015.

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

Under the 2011 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) or greater shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company’s common stock and the option must not be exercisable after the expiration of ten years from the day of the grant. The 2011 Plan also provides that holders of options that wish to pay for the exercise price of their options with shares of the Company’s common stock must have beneficially owned such stock for at least six months prior to the exercise date.

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock.

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of March 27, 2015, no options or restricted stock awards had been granted under the 2011 Plan. See Note 14 – Subsequent Events.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 27, 2015, the Company’s contribution was $288,000. For the year ended March 28, 2014, the Company’s contribution was $189,600.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The Company’s lease term for its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2016	$168,120
2017	173,180
2018	178,360
2019	183,720
2020	189,200
Thereafter	128,640
$1,021,220

The rental expense for the years ended March 27, 2015 and March 28, 2014, was $162,840 and $158,480, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $122,668 for the year ended March 27, 2015 and $118,695 for the year ended March 28, 2014.

Note 13 -	REVENUES FROM MAJOR CUSTOMERS:

In the fiscal year ended March 27, 2015 five customers accounted for $5,082,035 constituting approximately 31% of revenues. Two of such customers accounted for 16% of such revenues. During the year ended March 28, 2014 three customers accounted for $5,124,000 constituting approximately 33% of the Company’s revenues. Two of such customers accounted for 15% and 11% of such revenues, respectively.

As of March 27, 2015, amounts due from four customers represented approximately 35% of the total amount of accounts receivable.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 14-	SUBSEQUENT EVENTS:

On July 1, 2015, our Board of Directors granted 245,000 non-qualified options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman	75,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 25, 2016, in the proxy statement for the Company’s 2015 annual meeting of stockholders.

Index

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ Michael Offerman
Michael Offerman
President and Chief Executive Officer

Dated:  July 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Offerman	July 10, 2015
Michael Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	July 10, 2015
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	July 10, 2015
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	July 10, 2015
Gerald E. Chafetz, Director

