Form 10-Q
period 2015-06-26
IEH CORPORATION
filed 2015-08-14
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2015

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 26, 2015.

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	33

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	34

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	35

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of June 26, 2015 and March 27, 2015

	June 26,	March 27,
	2015	2015
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,716,367	$1,721,410
Accounts receivable, less allowances for doubtful accounts of $11,562 at June 26, 2015 and March 27, 2015	2,924,336	2,226,707
Inventories (Note 3)	6,777,942	6,749,659
Excess payments to accounts receivable factor (Note 6)	283,956	43,041
Prepaid expenses and other current assets (Note 4)	297,719	354,451

Total Current Assets	12,000,320	11,095,268

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $8,355,106 at June 26, 2015 and $8,272,106 at March 27, 2015 (Note 5)	1,731,690	1,691,541
	1,731,690	1,691,541

OTHER ASSETS:
Other assets	54,361	54,361
	54,361	54,361

Total Assets	$13,786,371	$12,841,170

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of June 26, 2015 and March 27, 2015

	June 26,	March 27,
	2015	2015
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$116,760	$138,653
Accrued corporate income taxes	369,150	181,934
Other current liabilities (Note 7)	663,400	630,125

Total Current Liabilities	1,149,310	950,712

Total Liabilities	1,149,310	950,712

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at June 26, 2015 and March 27, 2015	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	9,869,453	9,122,850

Total Stockholders’ Equity	12,637,061	11,890,458

Total Liabilities and Stockholders’ Equity	$13,786,371	$12,841,170

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended June 26, 2015 and June 27, 2014

	Three Months Ended
	June 26,	June 27,
	2015	2014

REVENUE, net sales	$5,174,895	$3,935,647

COSTS AND EXPENSES

Cost of products sold	3,216,635	2,500,757
Selling, general and administrative	677,823	641,252
Interest expense	4,500	3,514
Depreciation	83,000	82,100
	3,981,958	3,227,623

OPERATING INCOME	1,192,937	708,024

OTHER INCOME	229	167

INCOME BEFORE INCOME TAXES	1,193,166	708,191

PROVISION FOR INCOME TAXES	(446,563)	(320,979)

NET INCOME	$746,603	$387,212

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.32	$.17

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended June 26, 2015 and June 27, 2014

	Three Months Ended
	June 26,	June 27,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$746,603	$387,212

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	83,000	82,100

Changes in assets and liabilities:
(Increase) in accounts receivable	(697,629)	(388,093)
(Increase) in inventories	(28,283)	(239,568)
(Increase) in excess payments to accounts receivable factor	(240,915)	(1,710)
(Increase) decrease in prepaid expenses and other current assets	56,732	(67,102)
(Increase) in other assets	—	(3,000)
(Decrease) in accounts payable	(21,893)	(73,853)
Increase in other current liabilities	33,275	41,070
Increase in accrued corporate taxes	187,216	139,474

Total adjustments	(628,497)	(510,682)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	118,106	(123,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(123,149)	(171,408)

NET CASH (USED) BY INVESTING ACTIVITIES	(123,149)	(171,408)

(DECREASE) IN CASH	(5,043)	(294,878)

CASH, beginning of period	1,721,410	1,733,460

CASH, end of period	$1,716,367	$1,438,582

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the three months for:
Interest	$3,000	$3,514

Income Taxes	$192,000	$210,000

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 26, 2015 and June 27, 2014 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 26, 2015 and June 27, 2014 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 26, 2015, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 28, 2014 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 27, 2015 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31. The year ended March 27, 2015 was comprised of 52 weeks.

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

As of June 26, 2015, the Company had funds on deposit in the amount of $1,716,367 in one financial institution comprised of the following:

Non-interest bearing accounts	$744,196
Interest bearing account	972,171
$1,716,367

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 26, 2015 and June 27, 2014, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended June 26, 2015 and June 27, 2014, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the three months ended June 26, 2015 and June 27, 2014, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the three months ended June 26, 2015 and June 27, 2014, respectively.

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

Inventories were comprised of the following:

	June 26,	March 27,
	2015	2015

Raw materials	$4,772,225	$4,752,311
Work in progress	984,535	980,427
Finished goods	1,021,182	1,016,921
	$6,777,942	$6,749,659

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	June 26,	March 27,
	2015	2015

Prepaid insurance	$23,146	$15,791
Prepaid corporate taxes	271,313	338,660
Other current assets	3,260	—
	$297,719	$354,451

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	June 26,	March 27,
	2015	2015

Computers	$384,875	$382,698
Leasehold improvements	831,617	830,442
Machinery and equipment	5,610,546	5,520,429
Tools and dies	3,080,064	3,050,384
Furniture and fixture	170,644	170,644
Website development cost	9,050	9,050
	10,086,796	9,963,647
Less: accumulated depreciation and amortization	(8,355,106)	(8,272,106)
	$1,731,690	$1,691,541

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

At June 26, 2015, the Company had reported excess payments to the Factor resulting in overpayments of $283,956, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of June 26, 2015 as “Excess payments to accounts receivable factor.” As of March 27, 2015, the Company had reported excess payments to the Factor of $43,041.

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	June 26,	March 27,
	2015	2015

Payroll and vacation accruals	$597,491	$569,725
Sales commissions	43,214	44,844
Insurance	17,695	10,556
Other	5,000	5,000
	$663,400	$630,125

Note 8-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $746,603, which represents the net income for the three months ended June 26, 2015. Accordingly, the Company reported accumulated retained earnings of $9,869,453 as of June 26, 2015.

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

The aggregate fair market value of shares subject to options granted to a participant(s) that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 26, 2015, no options or restricted stock awards had been granted under the 2011 Plan.

Note 10-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $80,800 for the three months ended June 26, 2015. For the year ended March 27, 2015, the Company’s contribution was $288,000.

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
$1,184,460

The rental expense for the three months ended June 26, 2015 was $41,610 and $40,410 for the three months ended June 27, 2014.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $31,818 for the three months ended June 26, 2015 and $32,083 for the three months ended June 27, 2014.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 12-	SUBSEQUENT EVENTS:

On July 1, 2015, our Board of Directors granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

The Company has evaluated all other subsequent events through August 12, 2015, the date the financial statements were available to be issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended June 26, 2015 and June 27, 2014, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

Comparative Analysis-Three Months Ended June 26, 2015 and June 27, 2014

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	June 26,		June 27,
	2015		2014

Operating Revenues (in thousands)	$5,175		$3,936

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	62.2%		63.5%
Selling, General and Administrative	13.1%		16.3%
Interest Expense	.1%		.1%
Depreciation and amortization	1.6%		2.1%

TOTAL COSTS AND EXPENSES	77.0%		82.0%

Operating Income	23.0%		18.0%

Other Income	—%		—%

Income (loss) before Income Taxes	23.0%		18.0%

Income Taxes	(8.6%	)	(8.2%	)

Net Income	14.4%		9.8%

Operating revenues for the three months ended June 26, 2015 amounted to $5,174,895 reflecting a 31.5% increase versus the three months ended June 27, 2014 revenues of $3,935,647. The increase in revenues can be attributed to an increase in commercial and military orders during the current quarter.

IEH CORPORATION

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 26, 2015 and June 27, 2014 (continued)

Cost of products sold amounted to $3,216,635 for the three months ended June 26, 2015, or 62.2% of operating revenues. This reflected a $715,878 or 28.6% increase in the cost of products sold from $2,500,757 or 63.5% of operating revenues for the three months ended June 27, 2014. The increase in cost of goods sold can be attributed to the increase in cost necessary to support the increase revenues.

Selling, general and administrative expenses were $677,823 or 13.1% of operating revenues for the three months ended June 26, 2015 compared to $641,252 or 16.3% of operating revenues for the three months ended June 27, 2014. This category of expense increased by $36,571 or 5.7% from the prior three month period. The small increase in general and administrative expenses was primarily due to the Company’s efforts to control variable selling, general and administrative expenses.

Interest expense was $4,500 for the three months ended June 26, 2015 or .1% of operating revenues. For the fiscal three months ended June 27, 2014, interest expense was $3,514 or .1% of operating revenues. Interest expense remained relatively flat during the current quarter in comparison to the quarter ended June 27, 2014.

Depreciation and amortization of $83,000 or 1.6% of operating revenues was reported for the three months ended June 26, 2015 as compared to the three month period ended June 27, 2014, in which depreciation and amortization of $82,100 or 2.1% of operating revenues was reported.

The Company reported net income of $746,603 for the three months ended June 26, 2015 representing basic earnings of $.32 per share as compared to net income of $387,212 or $.17 per share for the three months ended June 27, 2014. The increase in net income for the current three month period can be attributed primarily to an increase in commercial and military orders.

 Liquidity and Capital Resources

The Company reported working capital of $10,851,010 as of June 26, 2015 compared to a working capital of $10,144,556 as of March 27, 2015. The increase in working capital of $706,454 was attributable to the following items:

Net income	$746,603
Depreciation and amortization	83,000
Capital expenditures	(123,149)
$706,454

As a result of the above, the current ratio (current assets to current liabilities) was 10.44 to 1 at June 26, 2015 as compared to 11.67 to 1 at March 27, 2015. Current liabilities at June 26, 2015 were $1,149,310 compared to $950,712 at March 27, 2015.

For the three months ended June 26, 2015, the Company reported $123,149 in capital expenditures and depreciation of $83,000.

IEH CORPORATION

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The net income of $746,603 for the three months ended June 26, 2015 resulted in an increase in total stockholders’ equity to $12,637,061 as compared to total stockholders’ equity of $11,890,458 at March 27, 2015.

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

Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At June 26, 2015, the Company reported excess payments to the Factor resulting in overpayments of $283,956. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.” The Company reported excess payment to the Factor of $43,041 at March 27, 2015.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $31,818 and $32,083 for the three months ended June 26, 2015 and June 27, 2014, respectively.

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

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of June 26, 2015, no options or restricted stock awards had been granted under the 2011 Plan. See Item 5.Other Information.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $80,800 for the three months ended June 26, 2015. For the year ended March 27, 2015, the Company’s contribution was $288,000.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

As of June 26, 2015, our unrestricted cash was $1,716,367 of which $972,171 was in an interest bearing money market account with and the balance of $744,196 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended June 26, 2015 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,809,555, $1,453,707, and $929,930, respectively, for the fiscal years ended March 27, 2015, March 28, 2014, and March 29, 2013 and $746,603 for the quarter ended June 26, 2015. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 27, 2015 traded as low as $2.76 per share and as high as $5.99 per share. During the three month period ended June 26, 2015, our common stock traded in the range of $5.40 per share to $6.49 per share. We cannot assure you that your initial investment in our common stock will not decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

On July 1, 2015, our Board of Directors granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options.

IEH CORPORATION

PART II: OTHER INFORMATION

Item 5. Other Information (continued)

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

Item 6. Exhibits

(a) Exhibits

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)*

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)*

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

IEH CORPORATION

PART II: OTHER INFORMATION

Item 6. Exhibits (continued)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Label Document*

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the three months ended June 26, 2015 and June 27, 2014; (ii) Balance Sheets as of June 26, 2015 and March 27, 2015; (iii) Statement of Cash Flows for the three months ended June 26, 2015 and June 27, 2014; and (iv) Notes to Financial Statements for the three months ended June 26, 2015.

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

IEH CORPORATION
(Registrant)

August 14, 2015	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

August 14, 2015	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)