Form 10-Q
period 2015-09-25
IEH CORPORATION
filed 2015-11-16
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2015

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 25, 2015.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of September 25, 2015 and March 27, 2015

	Sept. 25,	March 27,
	2015	2015
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,247,423	$1,721,410
Accounts receivable, less allowances for doubtful accounts of $11,562 at September 25, 2015 and March 27, 2015	2,631,859	2,226,707
Inventories (Note 3)	6,918,335	6,749,659
Excess payments to accounts receivable factor (Note 6)	865,829	43,041
Prepaid expenses and other current assets (Note 4)	112,783	354,451

Total Current Assets	11,776,229	11,095,268

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $8,430,106 at September 25, 2015 and $8,272,106 at March 27, 2015 (Note 5)	1,792,489	1,691,541
	1,792,489	1,691,541

OTHER ASSETS:
Other assets	54,361	54,361
	54,361	54,361

Total Assets	$13,623,079	$12,841,170

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of September 25, 2015 and March 27, 2015

	Sept. 25,	March 27,
	2015	2015
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$122,425	$138,653
Accrued corporate income taxes	212,795	181,934
Other current liabilities (Note 7)	515,376	630,125

Total Current Liabilities	850,596	950,712

Total Liabilities	850,596	950,712

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at September 25, 2015 and March 27, 2015	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	10,004,875	9,122,850
Total Stockholders’ Equity	12,772,483	11,890,458

Total Liabilities and Stockholders’ Equity	$13,623,079	$12,841,170

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Six and Three Months Ended September 25, 2015 and September 26, 2014

	Six Months Ended		Three Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2015	2014	2015	2014

REVENUE, net sales	$10,269,162	$7,837,233	$5,094,267	$3,901,586

COSTS AND EXPENSES

Cost of products sold	6,624,149	4,935,901	3,407,514	2,435,144
Selling, general and administrative	1,466,634	1,259,849	788,811	618,598
Interest expense	10,120	8,030	5,620	4,516
Depreciation	158,000	157,100	75,000	75,000
	8,258,903	6,360,880	4,276,945	3,133,258

OPERATING INCOME	2,010,259	1,476,353	817,322	768,328

OTHER INCOME	455	355	226	188

INCOME BEFORE INCOME TAXES	2,010,714	1,476,708	817,548	768,516

PROVISION FOR INCOME TAXES	1,128,689	669,298	682,126	348,319

NET INCOME	$882,025	$807,410	$135,422	$420,197

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.38	$.35	$.06	$.18

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended September 25, 2015 and September 26, 2014

	Six Months Ended
	Sept. 25,	Sept. 26,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$882,025	$807,410

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158,000	157,100

Changes in assets and liabilities:
(Increase) in accounts receivable	(405,152)	(295,708)
(Increase) in inventories	(168,676)	(525,968)
Decrease in prepaid expenses and other current assets	241,670	88,890
(Increase) in other assets	—	(6,018)
(Decrease) in accounts payable	(16,230)	(109,737)
(Decrease) in other current liabilities	(114,749)	(76,631)
Increase in accrued corporate income taxes	30,861	163,939

Total adjustments	(274,276)	(604,133)

NET CASH PROVIDED BY OPERATING ACTIVITIES	607,749	203,277

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(258,948)	(296,428)

NET CASH (USED) BY INVESTING ACTIVITIES	$(258,948)	$(296,428)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

For the Six Months Ended September 25, 2015 and September 26, 2014

	Six Months Ended
	Sept. 25,	Sept. 26,
	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) in excess payments to accounts receivable factor	$(822,788)	$(139,542)

NET CASH (USED) BY FINANCING ACTIVITIES	(822,788)	(139,542)

(DECREASE) IN CASH	(473,987)	(232,693)

CASH, beginning of period	1,721,410	1,733,460

CASH, end of period	$1,247,423	$1,500,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the six months for:

Interest	$9,120	$8,030

Income Taxes	$863,000	$402,000

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of September 25, 2015 and September 26, 2014 and for the six months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 25, 2015 and September 26, 2014 and the results of operations and cash flows for the six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 25, 2015, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 27, 2015 has been derived from the audited financial statements at that date.

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

As of September 25, 2015, the Company had funds on deposit in the amount of $1,247,423 in one financial institution comprised of the following:

Non-interest bearing accounts	$455,028
Interest bearing account	792,395
$1,247,423

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 25, 2015 and September 26, 2014, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the six months ended September 25, 2015 and September 26, 2014, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the six months ended September 25, 2015 and September 26, 2014, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the six months ended September 25, 2015 and September 26, 2014, respectively.

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

Inventories were comprised of the following:

	Sept. 25,	March 27,
	2015	2015

Raw materials	$4,871,073	$4,752,311
Work in progress	1,004,928	980,427
Finished goods	1,042,334	1,016,921

	$6,918,335	$6,749,659

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	Sept. 25,	March 27,
	2015	2015

Prepaid insurance	$8,951	$15,791
Prepaid corporate taxes	103,832	338,660
	$112,783	$354,451

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	Sept. 25,	March 27,
	2015	2015

Computers	$391,517	$382,698
Leasehold improvements	840,317	830,442
Machinery and equipment	5,660,332	5,520,429
Tools and dies	3,150,735	3,050,384
Furniture and fixture	170,644	170,644
Website development cost	9,050	9,050
	10,222,595	9,963,647

Less: accumulated depreciation and amortization	(8,430,106)	(8,272,106)

	$1,792,489	$1,691,541

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

At September 25, 2015, the Company had reported excess payments to the Factor resulting in overpayments of $865,829, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of September 25, 2015 as “Excess payments to accounts receivable factor.” As of March 27, 2015, the Company had reported excess payments to the Factor of $43,041.

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	Sept. 25,	March 27,
	2015	2015

Payroll and vacation accruals	$448,933	$569,725
Sales commissions	51,986	44,844
Insurance	12,137	10,556
Other	2,320	5,000
	$515,376	$630,125

Note 8-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $882,025, which represents the net income for the six months ended September 25, 2015. Accordingly, the Company reported accumulated retained earnings of $10,004,875 as of September 25, 2015.

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

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman	75,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 9-	2011 EQUITY INCENTIVE PLAN: (continued)

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 25, 2016, in the proxy statement for the Company’s 2015 annual meeting of stockholders.

Note 10-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $171,800 for the six months ended September 25, 2015. For the year ended March 27, 2015, the Company’s contribution was $288,000.

Note 11-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2015	$84,900
2016	168,120
2017	173,180
2018	178,360
2019	183,720
Thereafter	317,840
$1,106,120

The rental expense for the six months ended September 25, 2015 was $83,220 and $80,820 for the six months ended September 26, 2014.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $61,977 for the six months ended September 25, 2015 and $51,541 for the six months ended September 26, 2014.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 12-	SUBSEQUENT EVENTS:

The Company has evaluated all other subsequent events through November 16, 2015, the date the financial statements were available to be issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

The Company did not expend any funds on customer sponsored research and development activities for the quarter ended September 25, 2015 and September 26, 2014, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Six Months Ended September 25, 2015 and September 26, 2014

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	Sept. 25,		Sept. 26,
	2015		2014

Operating Revenues (in thousands)	$10,269		$7,837

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	64.51%		62.98%
Selling, General and Administrative	14.28%		16.08%
Interest Expense	.10%		.10%
Depreciation and amortization	1.54%		2.00%

TOTAL COSTS AND EXPENSES	80.43%		81.16%

Operating Income	19.57%		18.84%

Other Income	—		—

Income (loss) before Income Taxes	19.57%		18.84%

Income Taxes	(10.99%	)	(8.54%	)

Net Income	8.58%		10.30%

Operating revenues for the six months ended September 25, 2015 amounted to $10,269,162 reflecting a 31% increase versus $7,837,233 for the six months ended September 26, 2014. The increase in revenues can be attributed to an increase in commercial orders during the six months ended September 25, 2015.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Six Months Ended September 25, 2015 and September 26, 2014 (continued)

Cost of products sold amounted to $6,624,149 for the six months ended September 25, 2015, or 64.51% of operating revenues. This reflected a $1,688,248 or 34.20% increase in the cost of products sold from $4,935,901 or 62.98% of operating revenues for the six months ended September 26, 2014. The increase in cost of products sold can be attributed to the cost necessary to support the increase in production associated with the higher sales for the six months ended September 25, 2015.

Selling, general and administrative expenses were $1,466,634 or 14.28% of operating revenues for the six months ended September 25, 2015 compared to $1,259,849 or 16.08% of operating revenues for the six months ended September 26, 2014. This category of expense increased by $206,785 or 16.41% from the prior six month period. The increase can be attributed to an increase in sales commissions.

Interest expense was $10,120 for the six months ended September 25, 2015 or .10% of operating revenues. For the fiscal six months ended September 26, 2014, interest expense was $8,030 or .10% of operating revenues. Interest expense remained fairly steady in the two periods being compared.

Depreciation and amortization of $158,000 or 1.54% of operating revenues was reported for the six months ended September 25, 2015 as compared to the six month period ended September 26, 2014 of $157,100 or 2.00% of operating revenues.

The Company reported net income of $882,025 for the six months ended September 25, 2015 representing basic earnings of $.38 per share as compared to net income of $807,410 or $.35 per share for the six months ended September 26, 2014. The increase in net income for the current six month period can be attributed primarily to an increase in commercial orders during the period.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended September 25, 2015 and September 26, 2014

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues

	Sept 25,		Sept 26,
	2015		2014

Operating Revenues (in thousands)	$5,094		$3,902

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	66.89%		62.41%
Selling, General and Administrative	15.48%		15.86%
Interest Expense	.11%		.12%
Depreciation and amortization	1.47%		1.92%

TOTAL COSTS AND EXPENSES	83.95%		80.31%

Operating Income	16.05%		19.69%

Other Income	—		—

Income (loss) before Income Taxes	16.05%		19.69%

Income Taxes	(13.39%	)	(8.93%	)

Net Income	2.66%		10.76%

Operating revenues for the three months ended September 25, 2015 amounted to $5,094,267 reflecting a 30.57% increase versus $3,901,586 for the three months ended September 26, 2014. The increase in revenues can be attributed to an increase in commercial orders during the three months ended September 25, 2015.

Cost of products sold amounted to $3,407,514 for the three months ended September 25, 2015, or 66.89% of operating revenues. This reflected a $972,370 or 39.93% increase in the cost of products sold from $2,435,144 or 62.41% of operating revenues for the three months ended September 26, 2014. The increase in cost of products sold can be attributed to the cost necessary to support the increase in production associated with the higher sales for the three months ended September 25, 2015.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis- Three Months Ended September 25, 2015 and September 26, 2014 (continued)

Selling, general and administrative expenses were $788,811, or 15.48% of operating revenues for the three months ended September 25, 2015 compared to $618,598 or 15.86% of operating revenues for the three months ended September 26, 2014. This category of expense increased by $170,113 or 27.50% from the prior three month period. The increase is primarily due to an increase in sales commissions.

Interest expense was $5,620 for the three months ended September 25, 2015 or .12% of operating revenues. For the fiscal three months ended September 26, 2014, interest expense was $4,516 or .12% of operating revenues. Interest expense remained fairly steady in the two periods being compared.

Depreciation and amortization of $75,000 or 1.47% of operating revenues was reported for the three months ended September 25, 2015 as compared to the three month period ended September 26, 2014 of $75,000 or 1.92% of operating revenues. There was no change in the amount of depreciation taken in the comparable periods.

The Company reported net income of $135,422 the three months ended September 25, 2015 representing basic earnings of $.06 per share as compared to net income of $420,197 or $.18 per share for the three months ended September 26, 2014. The decrease in net income for the current three month period can be attributed primarily to an increase in the provision for income taxes.

Liquidity and Capital Resources

The Company reported working capital of $10,925,633 as of September 25, 2015 compared to a working capital of $10,144,556 as of March 27, 2015. The increase in working capital of $781,077 was attributable to the following items:

Net income	$882,025
Depreciation and amortization	158,000
Capital expenditures	(258,948)
$781,077

As a result of the above, the current ratio (current assets to current liabilities) was 13.84 to 1 at September 25, 2015 as compared to 11.67 to 1 at March 27, 2015. Current liabilities at September 25, 2015 were $850,596 compared to $950,712 at March 27, 2015.

For the three months ended September 25, 2015, the Company reported $258,948 in capital expenditures and depreciation of $158,000.

The net income of $882,025 for the three months ended September 25, 2015 resulted in an increase in stockholders’ equity to $12,772,483 as compared to stockholders’ equity of $11,890,458 at March 27, 2015.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company has an accounts receivable financing agreement with non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At September 25, 2015, the Company reported excess payments to the Factor of $865,829. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.” The Company reported excess payments to the Factor of $43,041 at March 27, 2015.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $61,977 for the six months ended September 25, 2015 and $51,541 for the six months ended September 26, 2014.

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

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $171,800 for the six months ended September 25, 2015. For the year ended March 27, 2015, the Company’s contribution was $288,000.

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

As of September 25, 2015, our unrestricted cash was $1,247,423 of which $792,395 was in an interest bearing money market account with and the balance of $455,028 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended September 25, 2015 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,809,555, $1,453,707 and $929,930, respectively, for the fiscal years ended

March 27, 2015, March 26, 2014 and March 29, 2013, and $882,025 for the six months ended September 25, 2015. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 27, 2015 traded as low as $2.76 per share and as high as $5.99 per share. During the six month period ended September 25, 2015, our common stock traded in the range of $5.40 per share to $7.77 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the six months ended September 25, 2015 and September 26, 2014; (ii) Balance Sheets as of September 25, 2015 and March 27, 2015; (iii) Statement of Cash Flows for the six months ended September 25, 2015 and September 26, 2014; and (iv) Notes to Financial Statements for the six months ended September 25, 2015 and September 26, 2014.

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

IEH CORPORATION
(Registrant)

November 16, 2015	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

November 16, 2015	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)