Form 10-Q
period 2015-02-25
IEH CORPORATION
filed 2016-02-16
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2015

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 25, 2015.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 25, 2015 and March 27, 2015

	Dec. 25,	March 27,
	2015	2015
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$2,214,908	$1,721,410
Accounts receivable, less allowances for doubtful accounts of $11,562 at December 25, 2015 and March 27, 2015	2,361,350	2,226,707
Inventories (Note 3)	6,921,635	6,749,659
Excess payments to accounts receivable factor (Note 6)	492,744	43,041
Prepaid expenses and other current assets (Note 4)	552,719	354,451

Total Current Assets	12,543,356	11,095,268

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $8,484,306 at December 25, 2015 and $8,272,106 at March 27, 2015 (Note 5)	1,816,374	1,691,541
	1,816,374	1,691,541

OTHER ASSETS:
Other assets	54,363	54,361
	54,363	54,361

Total Assets	$14,414,093	$12,841,170

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of December 25, 2015 and March 27, 2015

	Dec. 25,	March 27,
	2015	2015
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$550,413	$138,653
Accrued corporate income taxes	162,507	181,934
Other current liabilities (Note 7)	505,013	630,125

Total Current Liabilities	1,217,933	950,712

Total Liabilities	1,217,933	950,712

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at December 25, 2015 and March 27, 2015	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	10,428,552	9,122,850
Total Stockholders’ Equity	13,196,160	11,890,458

Total Liabilities and Stockholders’ Equity	$14,414,093	$12,841,170

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Nine and Three Months Ended December 25, 2015 and December 26, 2014

	Nine Months Ended		Three Months Ended
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	2015	2014	2015	2014

REVENUE, net sales	$14,922,073	$12,564,148	$4,652,911	$4,726,915

COSTS AND EXPENSES

Cost of products sold	9,757,198	7,779,857	3,133,049	2,843,956
Selling, general and administrative	2,256,163	1,977,215	789,529	717,366
Interest expense	11,788	13,282	1,668	5,252
Depreciation	212,200	232,100	54,200	75,000
	12,237,349	10,002,454	3,978,446	3,641,574

OPERATING INCOME	2,684,724	2,561,694	674,465	1,085,341

OTHER INCOME	630	609	175	254

INCOME BEFORE INCOME TAXES	2,685,354	2,562,303	674,640	1,085,595

PROVISION FOR INCOME TAXES	1,379,652	1,160,554	250,963	491,256

NET INCOME	$1,305,702	$1,401,749	$423,677	$594,339

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.57	$.61	$.18	$.26

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended December 25, 2015 and December 26, 2014

	Nine Months Ended
	Dec. 25,	Dec. 26,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,305,702	$1,401,749

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	212,200	232,100

Changes in assets and liabilities:
(Increase) in accounts receivable	(134,643)	(606,880)
(Increase) in inventories	(171,976)	(1,243,068)
(Increase) decrease in prepaid expenses and other current assets	(198,268)	254,332
(Increase) in other assets	(2)	(9,018)
Increase (decrease) in accounts payable	411,760	(134,070)
Increase (decrease) in other current liabilities	(125,112)	3,185
Increase (decrease) in accrued corporate income taxes	(19,427)	271,542

Total adjustments	(25,468)	(1,231,877)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,280,234	169,872

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	(337,033)	(375,052)

NET CASH (USED) BY INVESTING ACTIVITIES	$(337,033)	$(375,052)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

For the Nine Months Ended December 25, 2015 and December 26, 2014

	Nine Months Ended
	Dec. 25,	Dec. 26,
	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) in excess payments to accounts receivable factor	$(449,703)	$(103,704)

NET CASH (USED) BY FINANCING ACTIVITIES	(449,703)	(103,704)

INCREASE (DECREASE) IN CASH	493,498	(308,884)

CASH, beginning of period	1,721,410	1,733,460

CASH, end of period	$2,214,908	$1,424,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the nine months for:
Interest	$11,788	$13,282

Income Taxes	$1,595,000	$594,000

The accompanying should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of December 25, 2015 and December 26, 2014 and for the nine and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 25, 2015 and December 26, 2014 and the results of operations and cash flows for the nine and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine and three months ended December 25, 2015, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 27, 2015 has been derived from the audited financial statements at that date.

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

Description of Business: (continued)

The customers of the Company services are in the following markets: Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the Commercial Electronic and Military markets were 35% and 58%, respectively, of the Company’s net sales for the year ended March 27, 2015. The Company’s offering of “QPL” items has recently been expanded to include additional products.

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

As of December 25, 2015, the Company had funds on deposit in the amount of $2,214,908 in one financial institution comprised of the following:

Non-interest bearing accounts	$1,009,838
Interest bearing account	1,205,070
$2,214,908

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 25, 2015 and December 26, 2014, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the nine months ended December 25, 2015 and December 26, 2014, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the nine months ended December 25, 2015 and December 26, 2014, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the nine months ended December 25, 2015 and December 26, 2014, respectively.

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

Inventories were comprised of the following:

	Dec. 25,	March 27,
	2015	2015

Raw materials	$4,873,396	$4,752,311
Work in progress	1,005,408	980,427
Finished goods	1,042,831	1,016,921
	$6,921,635	$6,749,659

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	Dec. 25,	March 27,
	2015	2015

Prepaid insurance	$—	$15,791
Prepaid corporate taxes	534,581	338,660
Other current assets	18,138	—
	$552,719	$354,451

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	Dec. 25,	March 27,
	2015	2015

Computers	$392,309	$382,698
Leasehold improvements	842,867	830,442
Machinery and equipment	5,706,925	5,520,429
Tools and dies	3,178,885	3,050,384
Furniture and fixture	170,644	170,644
Website development cost	9,050	9,050
	10,300,680	9,963,647
Less: accumulated depreciation and amortization	(8,484,306)	(8,272,106)
	$1,816,374	$1,691,541

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

At December 25, 2015, the Company had reported excess payments to the Factor resulting in overpayments of $492,744, which the Company will apply against future borrowings. These excess payments are reported in the accompanying financial statements as of December 25, 2015 as “Excess payments to accounts receivable factor.” As of March 27, 2015, the Company had reported excess payments to the Factor of $43,041.

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	Dec. 25,	March 27,
	2015	2015

Payroll and vacation accruals	$412,435	$569,725
Sales commissions	48,457	44,844
Insurance	43,244	10,556
Other	877	5,000
	$505,013	$630,125

Note 8-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $1,305,702, which represents the net income for the nine months ended December 25, 2015. Accordingly, the Company reported accumulated retained earnings of $10,428,552 as of December 25, 2015.

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

The aggregate fair market value of shares subject to options granted to a participant(s), that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 25, 2015, no options or restricted stock awards had been granted under the 2011 Plan.

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

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $252,800 for the nine months ended December 25, 2015. For the year ended March 27, 2015, the Company’s contribution was $288,000.

Note 11-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2016	$43,290
2017	173,180
2018	178,360
2019	183,720
2020	189,200
2021	128,640
$896,390

The rental expense for the nine months ended December 25, 2015 was $124,830 and $121,230 for the nine months ended December 26, 2014.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 11-	COMMITMENTS AND CONTINGENCIES: (Continued)

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $84,336 for the nine months ended December 25, 2015 and $93,266 for the nine months ended December 26, 2014.

Note 12-	SUBSEQUENT EVENTS:

The Company has evaluated all other subsequent events through February 8, 2016, the date the financial statements were available to be issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

The Company did not expend any funds on customer sponsored research and development activities for the nine months ended December 25, 2015 and December 26, 2014, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis- Nine Months Ended December 25, 2015 and December 26, 2014

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	Dec. 25,	Dec. 26,
	2015	2014

Operating Revenues (in thousands)	$14,922	$12,564

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	65.39%	61.92%
Selling, General and Administrative	15.12%	15.74%
Interest Expense	.08%	.11%
Depreciation and amortization	1.42%	1.85%

TOTAL COSTS AND EXPENSES	82.01%	79.62%

Operating Income	17.99%	20.38%

Other Income	—	—

Income (loss) before Income Taxes	17.99%	20.38%

Income Taxes	(9.25)%	(9.24%	)

Net Income	8.74%	11.14%

Operating revenues for the nine months ended December 25, 2015 amounted to $14,922,073 reflecting a 18.77% increase versus $12,564,148 for the nine months ended December 26, 2014. The increase in revenues can be attributed to an increase in commercial sales during the nine months ended December 25, 2015.

Cost of products sold amounted to $9,757,198 for the nine months ended December 25, 2015, or 65.39% of operating revenues. This reflected a $1,977,341 or 25.42% increase in the cost of products sold from $7,779,857 or 61.92% of operating revenues for the nine months ended December 26, 2014. The increase in cost of products sold can be attributed to an increase in commercial sales and the related production costs associated with the increase for the nine months ended December 25, 2015.

Selling, general and administrative expenses were $2,256,163 or 15.12% of operating revenues for the nine months ended December 25, 2015 compared to $1,977,215 or 15.74% of operating revenues for the nine months ended December 26, 2014. This category of expense increased by $278,948 or 14.11% from the prior nine month period. The increase can be attributed to an increase in sales commissions.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Nine Months Ended December 25, 2015 and December 26, 2014 (continued)

Results of Operations (continued)

Interest expense was $11,788 for the nine months ended December 25, 2015 or .08% of operating revenues. For the nine months ended December 26, 2014, interest expense was $13,282 or .11% of operating revenues. The decrease of $1,494 or 11.25% reflects a decrease in the Company’s borrowings during the nine months ended December 25, 2015.

Depreciation and amortization of $212,200 or 1.42% of operating revenues was reported for the nine months ended December 25, 2015 as compared to the nine month period ended December 26, 2014 of $232,100 or 1.85% of operating revenues. The decrease was due to a decrease in capital expenditures during the nine months ended December 25, 2015.

The Company reported net income of $1,305,702 for the nine months ended December 25, 2015 representing basic earnings of $.57 per share as compared to net income of $1,401,749 or $.61 per share for the nine months ended December 26, 2014. The decrease in net income for the current nine month period can be attributed primarily to an increase in cost of products sold during the period.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis- Three Months Ended December 25, 2015 and December 26, 2014

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues

	Dec. 25,	Dec. 26,
	2015	2014

Operating Revenues (in thousands)	$4,653	$4,727

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	67.34%	60.17%
Selling, General and Administrative	16.97%	15.18%
Interest Expense	.04%	.11%
Depreciation and amortization	1.16%	1.59%

TOTAL COSTS AND EXPENSES	85.51%	77.05%

Operating Income	14.49%	22.95%

Other Income	—	—

Income (loss) before Income Taxes	14.49%	22.95%

Income Taxes	(5.39)%	(10.39%	)

Net Income	9.10%	12.56%

Operating revenues for the three months ended December 25, 2015 amounted to $4,652,911 reflecting a 1.57% decrease versus $4,726,915 for the three months ended December 26, 2014. The decrease in revenues can be attributed to a decrease in commercial sales during the three months ended December 25, 2015.

Cost of products sold amounted to $3,133,049 for the three months ended December 25, 2015, or 67.34% of operating revenues. This reflected a $289,093 or 10.17% increase in the cost of products sold from $2,843,956 or 60.17% of operating revenues for the three months ended December 26, 2014. The increase in cost of products sold was primarily due to an increase in direct labor cost during the quarter ended December 25, 2015.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis- Three Months Ended December 25, 2015 and December 26, 2014

Results of Operations

Selling, general and administrative expenses were $789,529 or 16.97% of operating revenues for the three months ended December 25, 2015 compared to $717,366 or 15.18% of operating revenues for the three months ended December 26, 2014. This category of expense increased by $72,163 or 10.06% from the prior three month period. The increase was due primarily to an increase in sales commissions.

Interest expense was $1,668 for the three months ended December 25, 2015 or .04% of operating revenues. For the fiscal three months ended December 26, 2014, interest expense was $5,252 or .11% of operating revenues. The decrease of $3,584 or 68.24% was due to the company reducing its borrowings during the quarter ended December 25, 2015.

Depreciation and amortization of $54,200 or 1.16% of operating revenues was reported for the three months ended December 25, 2015 as compared to the three month period ended December 26, 2014 of $75,000 or 1.59% of operating revenues. The decrease was due to a decrease in capital expenditures during the quarter ended December 25, 2015.

The Company reported net income of $423,677 the three months ended December 25, 2015 representing basic earnings of $.18 per share as compared to net income of $594,339 or $.26 per share for the three months ended December 26, 2014. The decrease in net income for the current three month period can be attributed primarily to a decrease in commercial sales during the quarter.

Liquidity and Capital Resources

The Company reported working capital of $11,325,423 as of December 25, 2015 compared to a working capital of $10,144,556 as of March 27, 2015. The increase in working capital of $1,180,867 was attributable to the following items:

Net income	$1,305,702
Depreciation and amortization	212,200
Capital expenditures	(337,033)
Other transactions	(2)
$1,180,867

As a result of the above, the current ratio (current assets to current liabilities) was 10.30 to 1 at December 25, 2015 as compared to 11.67 to 1 at March 27, 2015. Current liabilities at December 25, 2015 were $1,217,933 compared to $950,712 at March 27, 2015.

For the nine months ended December 25, 2015, the Company reported $337,033 in capital expenditures and depreciation of $212,200.

The net income of $1,305,702 for the nine months ended December 25, 2015 resulted in an increase in stockholders’ equity to $13,196,160 as compared to stockholders’ equity of $11,890,458 at March 27, 2015.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company has an accounts receivable financing agreement with non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At December 25, 2015, the Company reported excess payments to the Factor of $492,744. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.” The Company reported excess payments to the Factor of $43,041 at March 27, 2015.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $84,336 for the nine months ended December 25, 2015 and $93,266 for the nine months ended December 26, 2014.

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

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000. As of December 25, 2015, no options or restricted stock awards had been granted under the 2011 Plan.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $252,800 for the nine months ended December 25, 2015. For the year ended March 27, 2015, the Company’s contribution was $288,000.

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

As of December 25, 2015, our unrestricted cash was $2,214,908 of which $1,205,070 was in an interest bearing money market account with and the balance of $1,009,838 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended December 25, 2015 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,453,707, $929,930, and $1,102,424, respectively, for the fiscal years ended March 27, 2015, March 28, 2014 and March 29, 2013 and $1,305,702 for the nine months ended December 25, 2015. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 27, 2015 traded as low as $2.76 per share and as high as $5.99 per share. During the nine month period ended December 25, 2015, our common stock traded in the range of $5.40 per share to $8.70 per share. We cannot assure you that your initial investment in our common stock will not decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

None

Item 5. Other Information

On July 1, 2015, our Board of Directors granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the

IEH CORPORATION

PART II: OTHER INFORMATION

Item 5. Other Information (continued)

termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the nine months ended December 25, 2015 and December 26, 2014; (ii) Balance Sheets as of December 25, 2015 and March 27, 2015; (iii) Statement of Cash Flows for the nine months ended December 25, 2015 and December 26, 2014; and (iv) Notes to Financial Statements for the nine months ended December 25, 2015 and December 26, 2014.

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

IEH CORPORATION
(Registrant)

February 16, 2016	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

February 16, 2016	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)