Form 10-K
period 2016-03-25
IEH CORPORATION
filed 2016-07-08
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 25, 2016.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to _____.

Commission File Number   0-5278

IEH CORPORATION

(Name of Small Business Issuer in Its Charter)

NEW YORK	13-5549348
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

140 58th Street, Suite 8E
Brooklyn, NY 11220	(718) 492-4440
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 25, 2015): $10,055,669.70.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On June 30, 2016, the Registrant had 2,303,468 shares of common stock issued and outstanding.

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

FOR THE YEAR ENDED MARCH 25, 2016

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

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 39% and 53%, respectively, of the Company’s net sales for the year ended March 25, 2016. Our offering of “QPL” items has recently been expanded to include additional products.

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

Commitments

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (the “Union”). Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $134,036 for the year ended March 25, 2016 and $122,668 for the year ended March 27, 2015.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the years ended March 25, 2016 and March 27, 2015, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

In the fiscal year ended March 25, 2016, five customers of the Company accounted for $5,569,000 constituting approximately 29% of the Company’s net sales. Two of those customers accounted for 16% of the Company’s net sales. In the fiscal year ended March 27, 2015, five customers of the Company accounted for $5,082,035 constituting approximately 31% of the Company’s net sales. Two of those customers accounted for 16% of the Company’s net sales.

The Company currently employs 16 independent sales representatives to market its products in all regions in the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 95% of Company net sales for the year ended March 25, 2016 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 8% of net sales for the years ended March 25, 2016 and March 27, 2015, respectively.

Index

IEH CORPORATION

PART I

Item 1.	Business (continued)

Backlog of Orders/Capital Requirements

The backlog of orders for the Company’s products amounted to approximately $7,000,000 at March 25, 2016 as compared to $8,674,000 at March 27, 2015. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 25, 2016 and March 27, 2015.

Employees

The Company presently employs approximately 160 people, two (2) of whom are executive officers; three (3) are engaged in management activities; nine (9) provide general and administrative services; and approximately 146 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the Union, which will expire on March 31, 2018. The Company believes that it has a good relationship with its employees and the Union.

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

The Company’s lease term for its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals remaining are as follows:

Fiscal year ending March:
2017	173,180
2018	178,360
2019	183,720
2020	189,200
Thereafter	128,640
$853,100

The Company leases approximately 20,400 square feet of space, of which it estimates 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations.

The rental expense for the years ended March 25, 2016 and March 27, 2015 was $162,403 and $162,840, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

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

Index

IEH CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters (continued)

Market Information (continued)

Year	High Bid	Low Bid
Fiscal Year ended March 25, 2016 (*)

1st Quarter	$6.49	$5.40
2nd Quarter	$7.77	$6.40
3rd Quarter	$8.70	$6.50
4th Quarter	$7.30	$5.37

Fiscal Year ended March 27, 2015 (*)

1st Quarter	$4.09	$3.28
2nd Quarter	$4.09	$3.00
3rd Quarter	$3.50	$2.02
4th Quarter	$2.95	$2.10
(*) As reported by the OTCBB.

The above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

On July 7, 2016 (the last day prior to the filing of this report on which trading in the common stock occurred), the high bid for the common stock was $6.65 and the low bid was $6.55.

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

Approximate Number of Equity Security Holders

The number of record holders of the Company’s common stock as of June 22, 2016 was approximately 352. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 39% and 53%, respectively, of the Company’s net sales for the year ended March 25, 2016. Our offering of “QPL” items has recently been expanded to include additional products.

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

The Company provides personalized engineering services to its customers by designing connectors for specific customer applications. The employment of electromechanical engineers is the anticipated cornerstone of the Company’s future growth. The Company maintains a testing laboratory where itse ngineers experiment with new connector designs based on changes in technology and in an attempt to create innovative, more efficient connector designs.

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 25, 2016 and March 27, 2015, respectively.

Results of Operations

Year End Results: March 25, 2016 vs March 27, 2015

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues

	March 25, 2016	March 27, 2015

Operating revenues (in thousands)	$19,358	$16,392

Operating expenses:
(as a percentage of operating revenues)

Costs of products sold	66.3%	62.9%
Selling, general and administrative	15.7%	16.0%
Interest expense	.1%	.1%
Depreciation and amortization	1.7%	2.0%

TOTAL COSTS AND EXPENSES	83.8%	81.0%

Operating income	16.2%	19.0%

Other income	0%	0%

Income before income taxes	16.2%	19.0%

Income taxes	(7.4%)	(8.0%)

Net income	8.8%	11.0%

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 25, 2016 vs. March 27, 2015 (continued)

Net sales for the year ended March 25, 2016 amounted to $19,358,246 reflecting a $2,966,029 increase versus the year ended March 27, 2015 which amounted to $16,392,217. The increase in net sales is a direct result of the Company’s efforts in increasing sales in both the commercial and international sectors.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the fiscal years ended March 25, 2016 and March 27, 2015, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.

Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

During the fiscal year ended March 25, 2016, five customers accounted for $5,569,000 constituting 29% of the Company’s net sales. Two of those customers accounted for 16% of the Company’s net sales. In the fiscal year ended March 27, 2015, five customers of the Company accounted for $5,082,035 constituting approximately 31% of the Company’s net sales. Two of those customers accounted for 16% of the Company’s net sales.

The Company currently employs 16 independent sales representatives to market its products in all regions of the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These sales representatives accounted for approximately 95% of the Company’s net sales for the year ended March 25, 2016, with the balance of net sales being generated by direct customer contact.

For the fiscal year ended March 25, 2016, the Company’s principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 92% of the Company’s net sales for the years ended March 25, 2016 and March 27, 2015, respectively. Approximately 8% of net sales were made to international customers for the years ended March 25, 2016 and March 27, 2015, respectively.

Cost of products sold amounted to $12,831,775 for the fiscal year ended March 25, 2016, or 66.3% of operating revenues. This reflected a $2,529,135 or 24.5% increase in the cost of products sold of $10,302,640 or 62.9% of operating revenues for the fiscal year ended March 27, 2015. This increase in cost of products sold is due primarily to the increased cost of production associated with the increase necessary to support the increase in sales.

Selling, general and administrative expenses were $3,047,556 and $2,617,212 or 15.7% and 16.0% of net sales for the fiscal years ended March 25, 2016 and March 27, 2015, respectively. This category of expenses increased by $430,344 or 16.4% from the prior year. The increase can be attributed to an increase in travel and sales commissions.

For the fiscal year ended March 25, 2016, interest expense was $25,193 or .1% of net sales. Interest expense was $17,782 for the fiscal year ended March 27, 2015 or 0.1% of net sales. The increase of $7,411 or 41.7% reflects the increased borrowings from the Factor during the year.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 25, 2016 vs. March 27, 2015 (continued)

Depreciation and amortization of $331,786 or 1.7% of net sales was reported for the fiscal year ended March 25, 2016 as compared to $333,000 or 2% of net sales for the prior period.

The Company reported net income of $1,690,110 for the year ended March 25, 2016 representing basic earnings of $.73 per share as compared to net income of $1,809,555 or $.79 per share for the year ended March 27, 2015. The decrease in net income for the current year can be attributed primarily to the reported increase in general and administrative expenses.

Liquidity and Capital Resources

The Company reported working capital of $11,659,016 as of March 25, 2016 compared to working capital of $10,144,556 as of March 27, 2015. The increase in working capital of $1,514,460 was attributable to the following items:

Net income	$1,690,110
Depreciation and amortization	331,786
Capital expenditures	(507,436)
$1,514,460

As a result of the above, the current ratio (current assets to current liabilities) was 11.40 to 1 at March 25, 2016 as compared to 11.67 to 1 at March 27, 2015. Current liabilities at March 25, 2016 were $1,121,523 as compared to $950,712 at March 27, 2015.

The Company reported $507,436 in capital expenditures for the year ended March 25, 2016 and recorded depreciation expense of $331,786 for the year ended March 25, 2016.

The net income of $1,690,110 for the year ended March 25, 2016 resulted in an increase in stockholders’ equity to $13,580,568 as compared to stockholders’ equity of $11,890,458 at March 27, 2015.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum interest rate of 12% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days’ prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 25, 2016, the Company had reported excess payments to the Factor of $186,114 as compared to March 27, 2015 when the Company had reported excess payments to the Factor of $43,041. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.”

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 25, 2016 vs. March 27, 2015 (continued)

Liquidity and Capital Resources

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

With the passage of the 1990 Act the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of such Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the Plan were $134,036 for the year ended March 25, 2016 and $122,668 for the year ended March 27, 2015.

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

Results of Operations (continued)

Year End Results: March 25, 2016 vs. March 27, 2015 (continued)

Liquidity and Capital Resources (continued)

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000.

On July 1, 2015, our Board of Directors granted 245,000 non-qualified options  to purchase shares of the Company’s common stock under the 2011 Plan, including, without limitation, as follows: (i) Michael Offerman, our Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman	75,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 25, 2016 vs. March 27, 2015 (continued)

Liquidity and Capital Resources (continued)

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $227,700 for the year ended March 25, 2016.

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

As of March 25, 2016, our unrestricted cash was $1,753,749 of which $1,117,793 was in an interest bearing money market account with and the balance of $635,956 was maintained in non-interest bearing checking accounts used to pay operating expenses.

Index

IEH CORPORATION

PART II

Item 8.	Financial Statements and Supplementary Data

See our audited Financial Statements for the fiscal year ended March 25, 2016 which follows Item 15 of this Annual Report on Form 10-K.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable level as of the end of the year to ensure that information we are required to disclose in the reports that we file and submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon assessment, our management concluded that our internal control over financial reporting is effective as of March 25, 2016.

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

Index

IEH CORPORATION

PART II

Item 9A.	Controls and Procedures (continued)

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 25, 2016. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 25, 2016.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal year ended March 25, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

IEH CORPORATION

PART II

Item 9A.	Controls and Procedures (continued)

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

In connection with their review and assessment of our disclosure controls and procedures, the Company’s management has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d-15(f) under the Exchange Act) during the year ended March 25, 2016 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of March 25, 2016, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class

Michael Offerman	75	Chairman of the Board of Directors, President and Chief Executive Officer	I

Robert Knoth	73	Chief Financial Officer, Controller, Secretary and Treasurer	—

Allen Gottlieb	75	Director	II
Gerald E. Chafetz	73	Director	II

Index

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (continued)

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. The Board of Directors currently consists of three (3) members divided into two classes with one Class I Member (Mr. Offerman) and two Class II Members (Mr. Gottlieb and Mr. Chafetz). The Class I Members of the Board of Directors are scheduled to be elected at the Company’s 2016 Annual Meeting. All officers are elected by and serve at the discretion of the Board of Directors.

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

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended March 25, 2016.

Director Independence; Meetings of Directors; Committees of the Board

Our Board of Directors currently consists of three individuals. Two of our directors (other than Michael Offerman) are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 25, 2016, our Board of Directors held one meeting and acted by unanimous written consent on two occasions.

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

Index

IEH CORPORATION

PART III

Item 11. Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 25,2016 and March 27, 2015 for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Total
Michael Offerman, Chief	March 25, 2016	$238,645	$55,000	$0	$293,645
Executive Officer, President (1)	March 27, 2015	$211,001	$55,000	$0	$266,001
Robert Knoth, Chief Financial	March 25, 2016	$189,276	$40,000	$0	$229,276
Officer	March 27, 2015	$174,001	$40,000	$0	$214,001

(1) During the fiscal years ended March 25, 2016 and March 27, 2015, the Company provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile allowance.

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

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. For the fiscal year ended March 25, 2016, the contribution was $227,700. For the fiscal year ended March 27, 2015, the contribution was $288,000.

Stock Option Plan

On August 31, 2011, the Company’s shareholders approved the adoption of the Company’s 2011 Employees Stock Option Plan (“2011 Plan”) to provide for the grant of options to purchase up to 750,000 shares of the Company’s Common Stock to all employees, including senior management. The plan terminates on August 30, 2022 and as of March 25, 2016, the Company had issued options or awards as follows:

Index

IEH CORPORATION

PART III

Item 11.	Executive Compensation (continued)

Stock Option Plan (continued)

On July 1, 2015, our Board of Directors granted 245,000 non-qualified options to purchase shares of the Company’s common stock under the 2011 Plan, including, without limitation, as follows: (i) Michael Offerman, our Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

The following table sets forth certain information as of June 23, 2016 with respect to: (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 23, 2016, there were 2,303,468 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

Index

IEH CORPORATION

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage (%) of Common Stock Owned
Officers and Directors
Common Stock $.01 Par Value	Michael Offerman c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	923,784	(1)	40%

	Allen Gottlieb c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0		0
	Robert Knoth c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	2,195		*
	Gerald E. Chafetz c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	0		0

All Officers & Directors as a Group (4 in number)		925,979	(1)	40%

5% Shareholders
	Zeff Capital LP 1601 Broadway, 12th Floor New York, NY 10019	168,967		7.34%

	GRT Capital Partners, L.L.C. GRT Deep Woods GP, L.L.C. One Liberty Square, 11th Floor Boston, MA 02109	111,473		4.84%

* Denotes ownership percentage of less than 1%.

(1)	43,600 shares of common stock are jointly owned by Mr. Offerman and his wife, Gail Offerman.
(2)	All shares set forth above are owned directly by the named individual unless otherwise stated.

Index

IEH CORPORATION

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Board of Directors of IEH has selected Jerome Rosenberg, CPA P.C. as the independent auditor of IEH for the fiscal year ending March 25, 2016. Shareholders will be asked to ratify such selection at the Company’s annual meeting to be held in October 2016. The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. A member of Jerome Rosenberg, CPA P.C. is expected to be present at the next annual meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees. During the fiscal years ended March 25, 2016 and March 27, 2015, IEH paid an aggregate of $60,000 and $60,000, respectively, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal years ended March 25, 2016 and March 27, 2015, no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

Tax Fees. During the fiscal years ended March 25, 2016 and March 27, 2015, the Company paid to Jerome Rosenberg, CPA P.C. the sums of $37,250 and $26,150, respectively, for tax compliance and representation, tax advice and tax planning services.

All Other Fees. During the fiscal year ended March 25, 2016 and March 27, 2015, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees paid to it for such services during the fiscal year ended March 25, 2016 and March 27, 2015 have not compromised the independence of Jerome Rosenberg, CPA P.C.

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

The financial statements referenced in Part II, Item 9 of this Annual Report appear on pages 33 to 49

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
101.1* The following information from the IEH Corporation’s Annual Report in Form 10-K for the fiscal year ended March 25, 2016, formatted in XBRL (eXtensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; and (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

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

Index

IEH CORPORATION

March 25, 2016 and March 27, 2015

Index to Financial Statements

Page
Number

Independent Auditor’s Report	32

Financial Statements:

Balance Sheets as of March 25, 2016 and March 27, 2015	33

Statements of Operations for the years ended March 25, 2016 and March 27, 2015	35

Statements of Stockholders’ Equity for the years ended March 25, 2016 and March 27, 2015	36

Statements of Cash Flows for the years ended March 25, 2016 and March 27, 2015	37

Notes to Financial Statements	38

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation, as of March 25, 2016 and March 27, 2015 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 25, 2016 and March 27, 2015, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

/s/Jerome Rosenberg CPA, P.C.

Jerome Rosenberg CPA, P.C.

Melville, New York

June 28, 2016

Index

IEH CORPORATION

BALANCE SHEETS

As of March 25, 2016 and March 27, 2015

	March 25,	March 27,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$1,753,749	$1,721,410
Accounts receivable, less allowances for doubtful accounts of $11,562 at March 25, 2016 and March 27, 2015	2,212,508	2,226,707
Inventories (Note 2)	7,250,300	6,749,659
Excess payments to accounts receivable factor (Note 5)	186,114	43,041
Prepaid expenses and other current assets (Note 3)	1,377,868	354,451

Total Current Assets	12,780,539	11,095,268

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $8,603,892 at March 25, 2016 and $8,272,106 at March 27, 2015 and (Note 4)	1,867,191	1,691,541
	1,867,191	1,691,541

OTHER ASSETS:
Other assets	54,361	54,361
	54,361	54,361

Total Assets	$14,702,091	$12,841,170

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

BALANCE SHEETS (Continued)

As of March 25, 2016 and March 27, 2015

	March 25,	March 27,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015

CURRENT LIABILITIES:
Accounts payable	$195,831	$138,653
Accrued corporate income taxes	294,412	181,934
Other current liabilities (Note 6)	631,280	630,125

Total Current Liabilities	1,121,523	950,712

Total Liabilities	1,121,523	950,712

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 25, 2016 and March 27, 2015	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	10,812,960	9,122,850

Total Stockholders’ Equity	13,580,568	11,890,458

Total Liabilities and Stockholders’ Equity	$14,702,091	$12,841,170

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended March 25, 2016 and March 27, 2015

	March 25,	March 27,
	2016	2015

REVENUE, net sales (Note 12)	$19,358,246	$16,392,217

COSTS AND EXPENSES:
Cost of products sold	12,831,775	10,302,640
Selling, general and administrative	3,047,556	2,617,212
Interest expense	25,193	17,782
Depreciation and amortization	331,786	333,000
	16,236,310	13,270,634

OPERATING INCOME	3,121,936	3,121,583

OTHER INCOME	853	912

INCOME BEFORE INCOME TAXES	3,122,789	3,122,495

PROVISION FOR INCOME TAXES	(1,432,679)	(1,312,940)
NET INCOME	$1,690,110	$1,809,555

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)	$.73	$.79

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)	2,303	2,303

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 25, 2016 and March 27, 2015

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 28, 2014	2,303,468	$23,035	$2,744,573	$7,313,295	$10,080,903

Net Income: year ended March 27, 2015	—	—	—	1,809,555	1,809,555

Balances, March 27, 2015	2,303,468	23,035	2,744,573	9,122,850	11,890,458

Net Income: year ended March 25, 2016	—	—	—	1,690,110	1,690,110

Balances, March 25, 2016	2,303,468	$23,035	$2,744,573	$10,812,960	$13,580,568

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

Index

IEH CORPORATION

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

For the Years Ended March 25, 2016 and March 27, 2015

	March 25,	March 27,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,690,110	$1,809,555

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	331,786	333,000

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	14,199	(570,777)
(Increase) decrease in excess payments to accounts receivable factor	(143,073)	587,018
(Increase) in inventories	(500,641)	(2,168,227)
(Increase) decrease in prepaid expenses and other current assets	(1,023,417)	425,722
(Increase) in other assets	—	(8,077)

Increase (decrease) in accounts payable	57,175	(128,946)
Increase in other current liabilities	1,158	70,982
Increase in accrued corporate income taxes	112,478	85,765

Total adjustments	(1,150,335)	(1,373,540)

NET CASH PROVIDED BY OPERATING ACTIVITIES	539,775	436,015

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(507,436)	(448,065)

NET CASH (USED) BY INVESTING ACTIVITIES	(507,436)	(448,065)

INCREASE (DECREASE) IN CASH	32,339	(12,050)

CASH, beginning of period	1,721,410	1,733,460

CASH, end of period	$1,753,749	$1,721,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$25,193	$17,782

Income Taxes	$2,327,000	$786,000

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

The customers the Company services are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 39% and 53%, respectively, of the Company’s net sales for the year ended March 25, 2016. The Company’s offering of “QPL” items has recently been expanded to include additional products.

In order to remain competitive, the Company has an internal program to upgrade, add and maintain machinery, review material costs and increase labor force productively. During the fiscal year ended March 25, 2016, we purchased several machines to increase the productivity of certain processes. This will help us meet this goal.

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

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The year ended March 25, 2016 was comprised of 52 weeks and the year ended March 27, 2015 was comprised of 52 weeks.

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

As of March 25, 2016, the Company had funds on deposit in the amount of $1,753,749 in one financial institution comprised of the following:

Non-interest bearing accounts	$635,956
Interest bearing account	1,117,793
$1,753,749

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings Per Share which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 25, 2016 and March 27, 2015, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets which includes the provisions of SFAS No. 144, “Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of”, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 25, 2016 and March 27, 2015, respectively.

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended March 25, 2016 and March 27, 2015.

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

The Company did not expend any funds on, nor receive any revenues related to, customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the years ended March 25, 2016 and March 27, 2015, respectively.

Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of March 25, 2016 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the fiscal years ended March 25, 2016 or March 27, 2015, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

Index

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

Inventories are comprised of the following:

	March 25,	March 27,
	2016	2015

Raw materials	$4,844,510	$4,752,311
Work in progress	596,371	980,427
Finished goods	1,809,419	1,016,921

	$7,250,300	$6,749,659

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	March 25,	March 27,
	2016	2015

Prepaid insurance	$22,834	$15,791
Prepaid corporate taxes	1,345,459	338,660
Prepaid other	9,575	—
	$1,377,868	$354,451

Note 4 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	March 25,	March 27,
	2016	2015

Computers	$394,175	$382,698
Leasehold improvements	845,589	830,442
Machinery and equipment	5,767,672	5,520,429
Tools and dies	3,283,953	3,050,384
Furniture and fixture	170,644	170,644
Website development cost	9,050	9,050
	10,471,083	9,963,647

Less: accumulated depreciation and amortization	(8,603,892)	(8,272,106)

	$1,867,191	$1,691,541

Note 5 -	ACCOUNTS RECEIVABLE FINANCING:

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum.

The financing agreement has an initial term of one year and automatically renews for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 25, 2016, the Company reported in the accompanying financial statements, excess payments to the Factor of $186,114 compared to March 27, 2015, when the Company had reported excess payments to the Factor of $43,041.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 6 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	March 25,	March 27,
	2016	2015

Payroll and vacation accruals	$560,995	$569,725
Sales commissions	50,357	44,844
Insurance	17,014	10,556
Other	2,914	5,000
	$631,280	$630,125

Note 7 -	INCOME TAXES:

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

The provision for income taxes consists of the following:

March 25,
2016
Current:

Federal	$639,476
State and local	406,379
Total current tax provision	1,045,855

Deferred:

Federal	236,519
State and local	150,305
Total deferred tax benefit	386,824

Total provision (benefit)	$1,432,679

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 7 -	INCOME TAXES (continued):

The components of the Company’s deferred taxes at March 25, 2016 are as follows:

Deferred tax assets:
Accounts receivable reserves	$11,562
Accrued expenses	611,355
Prepaid expenses	1,345,459
1,968,376

Deferred tax liabilities:
Depreciation	221,715

Net deferred tax assets before valuation allowance	2,190,091
Valuation allowance	(2,190,091)
Net deferred tax assets	$—

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

A reconciliation of the income tax benefit at the statutory Federal tax rate of 34 % to the income tax benefit recognized in the financial statements is as follows:

March 25,
2016

Income tax expense (benefit) – statutory rate	34%
Income tax expenses – state and local, net of federal benefit	12%

Income tax expense (benefit)	46%

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 -	CHANGES IN STOCKHOLDERS’ EQUITY:

Stockholders’ equity increased by $1,690,110 which represented the reported net income for the year ended March 25, 2016.

Note 9 -	2011 EQUITY INCENTIVE PLAN:

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

On July 1, 2015, our Board of Directors granted 245,000 options to  purchase shares of the Company’s common stock under the 2011 Plan, including without limitation, as follows: (i) Michael Offerman, our Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

The table below summarizes the option awards for the named executive officers and non-management directors:

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9 -	2011 EQUITY INCENTIVE PLAN (continued):

Name	Stock Option Grants
Michael Offerman	75,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000

Note 10 -	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 25, 2016, the Company’s contribution was $227,700. For the year ended March 27, 2015, the Company’s contribution was $288,000.

Note 11 -	COMMITMENTS AND CONTINGENCIES:

The Company’s lease term for its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York, runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2017	$173,180
2018	178,360
2019	183,720
2020	189,200
Thereafter	128,640
$853,100

The rental expense for the years ended March 25, 2016 and March 27, 2015, was $162,403 and $162,840, respectively.

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

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 11 -	COMMITMENTS AND CONTINGENCIES (continued):

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $134,036 for the year ended March 25, 2016 and $122,668 for the year ended March 27, 2015.

Note 12 -	REVENUES FROM MAJOR CUSTOMERS:

During the year ended March 25, 2016 five customers accounted for $5,569,000 constituting approximately 29% of the Company’s revenues. Two of such customers accounted for 16% of such revenues. In the fiscal year ended March 27, 2015 five customers accounted for $5,082,035 constituting approximately 31% of revenues. Two of such customers accounted for 16% of such revenues.

As of March 25, 2016, amounts due from four customers represented approximately 46% of the total amount of accounts receivable.

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 25, 2016, in the proxy statement for the Company’s 2016 annual meeting of stockholders.

Index

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ Michael Offerman
Michael Offerman
President and Chief Executive Officer

Dated:   July 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Offerman	July 8, 2016
Michael Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	July 8, 2016
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	July 8, 2016
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	July 8, 2016
Gerald E. Chafetz, Director