Form 10-Q
period 2016-06-24
IEH CORPORATION
filed 2016-08-15
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2016

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 24, 2016.

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	34

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	35

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	36

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of June 24, 2016 and March 25, 2016

	June 24,	March 25,
	2016	2016
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,339,626	$1,753,749
Accounts receivable, less allowances for doubtful accounts of $11,562 at June 24, 2016 and March 25, 2016	2,272,564	2,212,508
Inventories (Note 3)	7,769,300	7,250,300
Excess payments to accounts receivable factor (Note 6)	—	186,114
Prepaid expenses and other current assets (Note 4)	1,936,359	1,377,868

Total Current Assets	13,317,849	12,780,539

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $8,689,692 at June 24, 2016 and $8,603,892 at March 25, 2016 (Note 5)	2,017,021	1,867,191
	2,017,021	1,867,191

OTHER ASSETS:
Other assets	54,361	54,361
	54,361	54,361

Total Assets	$15,389,231	$14,702,091

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of June 24, 2016 and March 25, 2016

	June 24,	March 25,
	2016	2016
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$213,951	$195,831
Accounts receivable financing (Note 6)	291,849	—
Accrued corporate income taxes	328,148	294,412
Other current liabilities (Note 7)	637,119	631,280
Total Current Liabilities	1,471,067	1,121,523

Total Liabilities	1,471,067	1,121,523

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at June 24, 2016 and March 25, 2016	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	11,150,556	10,812,960

Total Stockholders’ Equity	13,918,164	13,580,568

Total Liabilities and Stockholders’ Equity	15,389,231	14,702,091

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended June 24, 2016 and June 26, 2015

	Three Months Ended
	June 24,	June 26,
	2016	2015

REVENUE, net sales	$4,459,637	$5,174,895

COSTS AND EXPENSES

Cost of products sold	2,833,996	3,216,635
Selling, general and administrative	906,517	677,823
Interest expense	11,512	4,500
Depreciation	85,800	83,000
	3,837,825	3,981,958

OPERATING INCOME	621,812	1,192,937

OTHER INCOME	216	229

INCOME BEFORE INCOME TAXES	622,028	1,193,166

PROVISION FOR INCOME TAXES	(284,432)	(446,563)

NET INCOME	$337,596	$746,603

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.15	$.32

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended June 24, 2016 and June 26, 2015

	Three Months Ended
	June 24,	June 26,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$337,596	$746,603

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation	85,800	83,000

Changes in assets and liabilities:
(Increase) in accounts receivable	(60,056)	(697,629)
(Increase) in inventories	(519,000)	(28,283)
(Increase) decrease in excess payments to accounts receivable factor	186,114	(240,915)
(Increase) decrease in prepaid expenses and other current assets	(558,491)	56,732
Increase (decrease) in accounts payable	18,120	(21,893)
Increase in other current liabilities	5,839	33,275
Increase in accrued corporate taxes	33,736	187,216

Total adjustments	(807,938)	(628,497)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(470,342)	118,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(235,630)	(123,149)

NET CASH (USED) BY INVESTING ACTIVITIES	$(235,630)	$(123,149)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Three Months Ended June 24, 2016 and June 26, 2015

	Three Months Ended
	June 24,	June 26,
	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on accounts receivable financing	$291,849	$—

NET CASH PROVIDED BY FINANCING ACTIVITIES	291,849	—

(DECREASE) IN CASH	(414,123)	(5,043)

CASH, beginning of period	1,753,749	1,721,410

CASH, end of period	$1,339,626	$1,716,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the three months for:
Interest	$4,335	$3,000

Income Taxes	$808,783	$192,000

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 24, 2016 and June 26, 2015 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 24, 2016 and June 26, 2015 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 24, 2016, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 25, 2016 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 25, 2016 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31. The year ended March 25, 2016 was comprised of 52 weeks. The current fiscal year, ending on March 31, 2017, will be comprised of 53 weeks.

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

As of June 24, 2016, the Company had funds on deposit in the amount of $1,339,626 in one financial institution comprised of the following:

Non-interest bearing accounts	$201,617
Interest bearing account	1,138,009
$1,339,626

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 24, 2016 and June 26, 2015, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended June 24, 2016 and June 26, 2015, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the three months ended June 24, 2016 and June 26, 2015, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing design during the three months ended June 24, 2016 and June 26, 2015, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of June 24, 2016 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the months ended June 24, 2016 and June 26, 2015, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

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

Inventories were comprised of the following:

	June 24,	March 25,
	2016	2016

Raw materials	$5,191,296	$4,844,510
Work in progress	639,061	596,371
Finished goods	1,938,943	1,809,419
	$7,769,300	$7,250,300

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	June 24,	March 25,
	2016	2016

Prepaid insurance	$28,938	$22,834
Prepaid corporate taxes	1,903,546	1,345,459
Other current assets	3,875	9,575
	$1,936,359	$1,377,868

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	June 24,	March 25,
	2016	2016

Computers	$396,670	$394,175
Leasehold improvements	846,789	845,589
Machinery and equipment	5,950,177	5,767,672
Tools and dies	3,333,383	3,283,953
Furniture and fixture	170,644	170,644
Website development cost	9,050	9,050
	10,706,713	10,471,083
Less: accumulated depreciation and amortization	(8,689,692)	(8,603,892)
	$2,017,021	$1,867,191

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in the financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced rate with a minimum rate of 12% per annum. The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or the Factor upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 6-	ACCOUNTS RECEIVABLE FINANCING: (continued)

At June 24, 2016, the Company had reported a liability to the Factor of $291,849. As of March 27, 2015, the Company had reported excess payments to the Factor of $186,114. These excess payments are reported in the accompanying financial statements as of March 25, 2016 as “Excess payments to accounts receivable factor.”

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	June 24,	March 25,
	2016	2016

Payroll and vacation accruals	$551,658	$560,995
Sales commissions	57,516	50,357
Insurance	27,945	17,014
Other	—	2,914
	$637,119	$631,280

Note 8-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $337,596, which represents the net income for the three months ended June 24, 2016. Accordingly, the Company reported accumulated retained earnings of $11,150,556 as of June 24, 2016.

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

The aggregate fair market value of shares subject to options granted to a participant(s) that are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000

On July 1, 2015, our Board of Directors granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $81,000 for the three months ended June 24, 2016. For the year ended March 25, 2016, the Company’s contribution was $227,700.

Note 11-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2017	$130,310
2018	178,360
2019	183,720
2020	189,200
2021	128,640
$810,230

The rental expense for the three months ended June 24, 2016 was $42,870 and $41,610 for the three months ended June 26, 2015.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $33,622 for the three months ended June 24, 2016 and $31,818 for the three months ended June 26, 2015.

Note 12-	SUBSEQUENT EVENTS:

The Company has evaluated all other subsequent events through August 15, 2016, the date the financial statements were available to be issued. Based on this evaluation except as set forth below, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

On August 10, 2016, the Board of Directors of the Company unanimously approved resolutions to increase the number of directors from three to six directors and elected Sonia Marciano and Eric Hugel as Class I Directors of the Company and David Offerman as a Class II Director of the Company. The Class I Members of the Board of Directors are scheduled to be elected at the Company’s 2016 Annual Meeting. Ms. Marciano and Mr. Hugel will serve on the Board of Directors for the balance of the term of Class I Members or until her and his successor is elected and qualified. The Class II Members of the Board of Directors are scheduled to be elected next at the Company’s 2017 Annual Meeting. Mr. David Offerman will serve on the Board of Directors for the balance of the term of Class II Members or until his successor is elected and qualified.

In connection with Ms. Marciano’s and Mr. Hugel’s election as Class I Directors, on August 10, 2016, the Board of Directors granted, to each of Ms. Marciano and Mr. Hugel, 5,000 options to purchase shares of the Company’s common stock under the 2011 Plan. The stock options (i) have a ten-year term; (ii) have an exercise price of $5.29; and (iii) vest in accordance with the following schedule: (a) options to purchase 1,000 shares shall vest as of the date they were granted; (b) options to purchase 2,000 shares shall vest one year after the date they were granted; and (c) options to purchase 2,000 shares shall vest two years after the date they were granted. In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The Company did not expend any funds on, nor receiving any revenues related to, customer sponsored research and development activities, relating to the development of new designs, techniques and the improvement of existing designs, for the quarter ended June 24, 2016 and June 26, 2015, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

Comparative Analysis-Three Months Ended June 24, 2016 and June 26, 2015

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	June 24,		June 26,
	2016		2015

Operating Revenues (in thousands)	$4,460		$5,175

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	63.6%		62.2%
Selling, General and Administrative	20.3%		13.1%
Interest Expense	.3%		.1%
Depreciation and amortization	1.9%		1.6%

TOTAL COSTS AND EXPENSES	86.1%		77.0%

Operating Income	13.9%		23.0%

Other Income	-%		-%

Income (loss) before Income Taxes	13.9%		23.0%

Income Taxes	(6.4%	)	(8.6%	)

Net Income	7.5%		14.4%

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 24, 2016 and June 26, 2015 (continued)

Results of Operations (continued)

Operating revenues for the three months ended June 24, 2016 amounted to $4,459,637, reflecting a 13.8% decrease when compared to revenues of $5,174,895 for the three months ended June 26, 2015. Operating revenues for the three months ended June 26, 2015 were the highest reported quarterly revenues in the past five years.

The record quarterly revenues in the quarter ended June 26, 2015 were due to initial large production orders for new contracts with existing customers. We are awaiting follow-up orders in fiscal year 2016. In addition, operating revenues have been affected by a decrease in orders in fiscal year 2015 from oil and gas industry customers which stagnated in mid-to-late fiscal year 2015. Recently we have received new orders from these customers which will be reflected in subsequent fiscal quarters.

Operating revenues for the quarter ended June 24, 2016 reflected an increase of 0.53% over reported operating revenues for the quarter ended March 25, 2016.

Cost of products sold amounted to $2,833,996 for the three months ended June 24, 2016, or 63.6% of operating revenues. This reflected a $382,639 or 11.9% increase in the cost of products sold from $3,216,635 or 62.2% of operating revenues for the three months ended June 26, 2015. The decrease in cost of goods sold can be attributed to the corresponding decrease in revenues.

Selling, general and administrative expenses were $906,517 or 20.3% of operating revenues for the three months ended June 24, 2016 compared to $677,823 or 13.1% of operating revenues for the three months ended June 26, 2015. This category of expense increased by $288,694 or 33.7% from the prior comparable three month period. The increase in selling, general and administrative expenses due to was recurring and non-recurring factors. Recurring factors included an increase in additional sales management staff and new international distributor representation. Non-recurring factors included one-time expenses for new products launchers and due promotional expenses due to a company sponsored conference with all of its sales representatives in the current quarter. Sales conferences and participating in trade shows are expected to be biennial events in the future.

Interest expense was $11,512 for the three months ended June 24, 2016 or .3% of operating revenues. For the fiscal three months ended June 26, 2015, interest expense was $4,500 or .1% of operating revenues. Interest expenses increased by $7,012 or 155.8% over the comparable prior period. The increase can be attributed to increased advances from the Factor during the current quarter.

Depreciation and amortization of $85,800 or 1.9% of operating revenues was reported for the three months ended June 24, 2016 as compared to the three month period ended June 26, 2015, in which depreciation and amortization of $83,000 or 1.6% of operating revenues was reported.

The Company reported net income of $337,596 for the three months ended June 24, 2016 representing basic earnings of $.15 per share as compared to net income of $746,603 or $.32 per share for the three months ended June 26, 2015. The decrease in net income for the current three month period can be attributed primarily to the decrease in sales during the current quarter and the increase in selling, general and administrative expenses as compared to the quarter ending June 26, 2015.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Liquidity and Capital Resources

The Company reported working capital of $11,846,782 as of June 24, 2016 compared to a working capital of $11,659,016 as of March 25, 2016. The increase in working capital of $187,766 was attributable to the following items:

Net income	$337,596
Depreciation and amortization	85,800
Capital expenditures	(235,630)
$187,766

As a result of the above, the current ratio (current assets to current liabilities) was 9.05 to 1 at June 24, 2016 as compared to 11.40 to 1 at March 25, 2016. Current liabilities at June 24, 2016 were $1,471,067 compared to $1,121,523 at March 25, 2016.

For the three months ended June 24, 2016, the Company reported $235,630 in capital expenditures and depreciation of $85,800.

The net income of $337,596 for the three months ended June 24, 2016 resulted in an increase in total stockholders’ equity to $13,918,164 as compared to total stockholders’ equity of $13,580,568 at March 25, 2016.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in the financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 12% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice.

Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At June 24, 2016, the Company reported a liability to the Factor of $291,849. The Company reported excess payment to the Factor of $186,114 at March 25, 2016. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.”

In the past two fiscal years management has been reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. As a consequence of this new policy the Company’s experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all accounts receivable on a monthly basis. The reserve is less than 2% of average gross accounts receivable and is considered to be conservatively adequate.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $33,622 and $31,818 for the three months ended June 24, 2016 and June 26, 2015, respectively.

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

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $81,000 for the three months ended June 24, 2016. For the year ended March 25, 2016, the Company’s contribution was $227,700.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide this information contained in this item pursuant to Regulation S-K.

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

As of June 24, 2016, our unrestricted cash was $1,339,626 of which $1,138,009 was in an interest bearing money market account with and the balance of $201,617 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended June 24, 2016 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,690,110, $1,809,555, and $1,453,707, respectively, for the fiscal years ended March 25, 2016, March 27, 2015, and March 28, 2014 and $337,596 for the quarter ended June 24, 2016. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

IEH CORPORATION

PART II: OTHER INFORMATION

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 25, 2016 traded as low as $2.76 per share and as high as $5.99 per share. During the three month period ended June 24, 2016, our common stock traded in the range of $5.83 per share to $7.30 per share. We cannot assure you that your initial investment in our common stock will not decline.

IEH CORPORATION

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

On August 10, 2016, the Board of Directors of the Company unanimously approved resolutions to increase the number of directors from three to six directors and elected Sonia Marciano and Eric Hugel as Class I Directors of the Company and David Offerman as a Class II Director of the Company. The Class I Members of the Board of Directors are scheduled to be elected at the Company’s 2016 Annual Meeting. Ms. Marciano and Mr. Hugel will serve on the Board of Directors for the balance of the term of Class I Members or until her and his successor is elected and qualified. The Class II Members of the Board of Directors are scheduled to be elected next at the Company’s 2017 Annual Meeting. Mr. David Offerman will serve on the Board of Directors for the balance of the term of Class II Members or until his successor is elected and qualified.

In connection with Ms. Marciano’s and Mr. Hugel’s election as Class I Directors, on August 10, 2016, the Board of Directors granted, to each of Ms. Marciano and Mr. Hugel, 5,000 options to purchase shares of the Company’s common stock under the 2011 Plan. The stock options (i) have a ten-year term; (ii) have an exercise price of $5.29; and (iii) vest in accordance with the following schedule: (a) options to purchase 1,000 shares shall vest as of the date they were granted; (b) options to purchase 2,000 shares shall vest one year after the date they were granted; and (c) options to purchase 2,000 shares shall vest two years after the date they were granted. In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

Biographical Information

Sonia Marciano, 54, has been a Clinical Professor at the New York University Stern School of Business since July 2007. Prior to joining NYU Stern, Ms. Marciano taught Strategy at Columbia Business School and was an Institute Fellow and Senior Lecturer at Harvard University’s Institute for Strategy and Competitiveness. She also served as a Clinical Professor of Management and Strategy at Northwestern University’s Kellogg School of Management for eight years, as well as an Adjunct Professor of Strategy at the University of Chicago. She has served on the Board of Advisors of Story to College since June 2013, the Board of Advisors of Reelio since June 2014, and the Board of Advisors of Ten Legs since June 2015. Ms. Marciano graduated from the University of Chicago with her Bachelor of Arts in Economics in 1984, her MBA in Economics/Finance in 2000, and her PhD in Business Economics in 2000.

Eric Hugel, 45, has been the Co-Chief Executive Officer and Chief Financial Officer of Deb’s Buried Treasure, an online retailer, since July 2014. From July 2014 to June 2016 he owned his own tax and business advisory services firm. Prior to that, he held multiple positions within the investment advisory and investment banking industry, with a particular focus on researching and analyzing the United States aerospace, defense, and industrial conglomerates sectors for the purpose of making sector and stock specific investment recommendations to investors. Mr. Hugel received his Bachelor of Science in Accounting from Lehigh University in 1993.

David Offerman, 41, joined IEH in September 2004 as the National Sales Manager. On April 14, 2011, the Board of Directors appointed him to the position of Vice-President-Sales and Marketing. Prior to joining IEH, he worked as an account executive and sales manager in the telecommunication industry. Mr. Offerman is the son of Michael Offerman, Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Offerman received his Bachelor of Arts in Film from the University of Michigan in 1997, and his MBA in Leadership/Management from the New York University Stern School of Business in 2016.

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

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the three months ended June 24, 2016 and June 26, 2015; (ii) Balance Sheets as of June 24, 2016 and March 25, 2016; (iii) Statement of Cash Flows for the three months ended June 24, 2016 and June 26, 2015; and (iv) Notes to Financial Statements for the three months ended June 24, 2016.

IEH CORPORATION

PART II: OTHER INFORMATION

Item 6. Exhibits (continued)

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

IEH CORPORATION
(Registrant)

August 15, 2016	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

August 15, 2016	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)