Form 10-Q
period 2016-09-23
IEH CORPORATION
filed 2016-11-14
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2016

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 23, 2016.

1

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	36

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	37

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	38

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of September 23, 2016 and March 25, 2016

	Sept. 23,	March 25,
	2016	2016
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,514,177	$1,753,749
Accounts receivable, less allowances for doubtful accounts of $11,562 at September 23, 2016 and March 25, 2016	2,278,384	2,212,508
Inventories (Note 3)	8,032,420	7,250,300
Excess payments to accounts receivable factor (Note 6)	335,963	186,114
Prepaid expenses and other current assets (Note 4)	1,671,429	1,377,868

Total Current Assets	13,832,373	12,780,539

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $8,761,692 at September 23, 2016 and $8,603,892 at March 25, 2016 (Note 5)	2,068,704	1,867,191
	2,068,704	1,867,191

OTHER ASSETS:
Other assets	54,386	54,361
	54,386	54,361

Total Assets	$15,955,463	$14,702,091

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of September 23, 2016 and March 25, 2016

	Sept. 23,	March 25,
	2016	2016
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$226,027	$195,831
Accrued corporate income taxes	504,274	294,412
Other current liabilities (Note 7)	770,347	631,280
Total Current Liabilities	1,500,648	1,121,523

Total Liabilities	1,500,648	1,121,523

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at September 23, 2016 and March 25, 2016	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	11,687,207	10,812,960

Total Stockholders’ Equity	14,454,815	13,580,568

Total Liabilities and Stockholders’ Equity	$15,955,463	$14,702,091

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Six and Three Months Ended September 23, 2016 and September 25, 2015

	Six Months Ended		Three Months Ended
	Sept. 23,	Sept. 25,	Sept. 23,	Sept. 25,
	2016	2015	2016	2015

REVENUE, net sales	$9,719,421	$10,269,162	$5,259,784	$5,094,267

COSTS AND EXPENSES

Cost of products sold	6,091,642	6,624,149	3,257,646	3,407,514
Selling, general and administrative	1,821,165	1,466,634	914,648	788,811
Interest expense	37,483	10,120	25,971	5,620
Depreciation	157,800	158,000	72,000	75,000
	8,108,090	8,258,903	4,270,265	4,276,945

OPERATING INCOME	1,611,331	2,010,259	989,519	817,322

OTHER INCOME	465	455	249	226

INCOME BEFORE INCOME TAXES	1,611,796	2,010,714	989,768	817,548

PROVISION FOR INCOME TAXES	737,549	1,128,689	453,117	682,126

NET INCOME	$874,247	$882,025	$536,651	$135,422

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.38	$.38	$.23	$.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended September 23, 2016 and September 25, 2015

	Six Months Ended
	Sept. 23,	Sept. 25,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$874,247	$882,025

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation	157,800	158,000

Changes in assets and liabilities:
(Increase) in accounts receivable	(65,875)	(405,152)
(Increase) in inventories	(782,120)	(168,676)
(Increase) decrease in excess payments to accounts receivable factor	(149,849)	241,670
(Increase) in prepaid expenses and other current assets	(293,561)	—
(Increase) in other assets	(23)	—
Increase (decrease) in accounts payable	30,196	(16,230)
Increase (decrease) in other current liabilities	139,064	(114,749)
Increase in accrued corporate taxes	209,862	30,861

Total adjustments	(754,506)	(274,276)

NET CASH PROVIDED BY OPERATING ACTIVITIES	119,741	607,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(359,313)	(258,948)

NET CASH (USED) BY INVESTING ACTIVITIES	$(359,313)	$(258,948)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Six Months Ended September 23, 2016 and September 25, 2015

	Six Months Ended
	Sept. 23,	Sept. 25,
	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on accounts receivable financing	$—	$(822,788)

NET CASH (USED) BY FINANCING ACTIVITIES	—	(822,788)

(DECREASE) IN CASH	(239,572)	(473,987)

CASH, beginning of period	1,753,749	1,721,410

CASH, end of period	$1,514,177	$1,247,423

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the six months for:
Interest	$30,420	$9,120

Income Taxes	$808,783	$863,000

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of September 23, 2016 and September 25, 2015 and for the six and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 23, 2016 and September 25, 2015 and the results of operations and cash flows for the six and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six and three months ended September 23, 2016, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 25, 2016 has been derived from the audited financial statements at that date.

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

A new product line featuring high density connectors is being added to the Company’s product offering. This offering should be available within the next few months. The Company expects the new product line to generate additional revenue.

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

As of September 23, 2016, the Company had funds on deposit in the amount of $1,514,177 in one financial institution comprised of the following:

Non-interest bearing accounts	$625,942
Interest bearing account	888,235
$1,514,177

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six and three months ended September 23, 2016 and September 25, 2015, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the six and three months ended September 23, 2016 and September 25, 2015, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the six and three months ended September 23, 2016 and September 25, 2015, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the six and three months ended September 23, 2016 and September 25, 2015, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of June 24, 2016 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the six and three months ended September 23, 2016 and September 25, 2015, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

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

Inventories were comprised of the following:

	Sept. 23,	March 25,
	2016	2016

Raw materials	$5,367,107	$4,844,510
Work in progress	660,704	596,371
Finished goods	2,004,609	1,809,419
	$8,032,420	$7,250,300

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	Sept. 23,	March 25,
	2016	2016

Prepaid insurance	$42,145	$22,834
Prepaid corporate taxes	1,626,493	1,345,459
Other current assets	2,791	9,575
	$1,671,429	$1,377,868

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	Sept. 23,	March 25,
	2016	2016

Computers	$401,724	$394,175
Leasehold improvements	866,939	845,589
Machinery and equipment	6,012,406	5,767,672
Tools and dies	3,369,633	3,283,953
Furniture and fixture	170,644	170,644
Website development cost	9,050	9,050
	10,830,396	10,471,083
Less: accumulated depreciation and amortization	(8,761,692)	(8,603,892)
	$2,068,704	$1,867,191

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

At September 23, 2016, the Company had reported excess payments to the Factor of $335,963. As of March 25, 2016, the Company had reported excess payments to the Factor of $186,114. These excess payments are reported in the accompanying financial statements as of September 23, 2016 and March 25, 2016 as “Excess payments to accounts receivable factor.”

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	Sept. 23,	March 25,
	2016	2016

Payroll and vacation accruals	$690,277	$560,995
Sales commissions	62,542	50,357
Insurance	17,528	17,014
Other	—	2,914
	$770,347	$631,280

Note 8-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $874,247, which represents the net income for the six months ended September 23, 2016. Accordingly, the Company reported accumulated retained earnings of $11,687,207 as of September 23, 2016.

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

Effective July 15, 2016, the Board of Directors of the Company unanimously voted to increase the number of directors from three to six directors and elected David Offerman as a Class II director and Dr. Sonia Marciano and Eric C. Hugel as Class II Directors.

Effective August 15, 2016, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to each of Dr. Marciano and Mr. Hugel as follows: Each of the new non-management directors will receive a grant of options totaling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares will vest immediately (August 15, 2016); (ii) 2,000 shares will vest on August 15, 2017; and (iii) 2,000 shares will vest on August 15, 2018. The stock options (i) have a ten-year term; and (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($5.30). In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman	75,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Eric C. Hugel	5,000
Sonia Marciano	5,000

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 9-	2011 EQUITY INCENTIVE PLAN: (continued)

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 25, 2016, in the proxy statement for the Company’s 2016 annual meeting of stockholders.

Note 10-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $171,700 for the six months ended September 23, 2016. For the year ended March 25, 2016, the Company’s contribution was $227,700.

Note 11-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2017	$87,440
2018	178,360
2019	183,720
2020	189,200
2021	128,640
$767,360

The rental expense for the six months ended September 23, 2016 was $85,740 and $83,220 for the six months ended September 25, 2015.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $65,265 for the six months ended September 23, 2016 and $61,977 for the six months ended September 25, 2015.

Note 12-	SUBSEQUENT EVENTS:

Election of New Directors. Effective July 15, 2016, the Board of Directors of the Company unanimously voted to increase the number of directors from three to six directors and elected David Offerman as a Class II director and Dr. Sonia Marciano and Eric C. Hugel as Class II Directors.

Effective August 15, 2016, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to each of Dr. Marciano and Mr. Hugel as follows: Each of the new non-management directors will receive a grant of options totaling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares will vest immediately (August 15, 2016); (ii) 2,000 shares will vest on August 15, 2017; and (iii) 2,000 shares will vest on August 15, 2018. The stock options (i) have a ten-year term; and (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($5.30). In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

Biographical information of the three new directors:

David Offerman, 41, is the Vice President – Sales and Marketing of the Company. He joined the Company in September 2004 as the National Sales Manager and was appointed to his current position in April 2011. Prior to joining IEH, David worked as an account executive and sales manager in the telecommunication industry. David graduated from the University of Michigan in 1993 with a Bachelor of Arts in film and communications. In 2016 he received an MBA from the NYU Stern School of Business with a concentration in leadership and management. David is the son of Michael Offerman, President and Chief Executive Officer of the Company.

Dr. Sonia Marciano, 54, is a clinical professor at the NYU Stern School of Business since July 2007 where she teaches courses and manages academic programs. She graduated from the University of Chicago in 1984 with a Bachelor of Arts degree. In 2000, Dr. Marciano received from the University of Chicago her MBA in Economics and Finance and her PhD in Business Economics.

Eric C. Hugel, 46, is the Co-Chief Executive Officer and Chief Financial Officer of Deb’s Buried Treasure, an online retailer, since July 2014. He is also the owner of Eric C. Hugel, CPA, CFA, a business that provides tax and business advisory services. From March 2013 to February 2014, Mr. Hugel held the position of Senior Institutional Specialist in U.S. Fundamental Equity Research Analyst at McGraw Hill Financial – S&P Capital IQ providing investment advisory services. In particular he provided research and analysis in the U.S. aerospace and defense and industrial conglomerates sectors. From July 2002 through June 2012 he was a managing director at Stephens Inc. providing investment banking services in the U.S. aerospace and defenses sectors. Mr. Hugel graduated from Lehigh University in 1993 with a Bachelor of Science in accounting.

Amendment to Accounts Receivable Financing Agreement. Effective November 1, 2016, the Company and the Factor executed an amendment to the accounts receivable financing agreement dated March 14, 1990 to provide that (i) the applicable interest under such agreement is reduced from 12% to 6% per annum; and (ii) the current term of such agreement is extended to March 14, 2018 provided that each subsequent renewal term shall remain one (1) year thereafter in accordance with the terms of such agreement.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The Company did not expend any funds on, nor receiving any revenues related to, customer sponsored research and development activities, relating to the development of new designs, techniques and the improvement of existing designs, for the six and three months ended September 23, 2016 and September 25, 2015, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

Comparative Analysis-Six Months Ended September 23, 2016 and September 25, 2015

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	Sept. 23,		Sept. 25,
	2016		2015

Operating Revenues (in thousands)	$9,719		$10,269

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	62.67%		64.51%
Selling, General and Administrative	18.74%		14.28%
Interest Expense	.39%		.10%
Depreciation and amortization	1.62%		1.54%

TOTAL COSTS AND EXPENSES	83.42%		80.43%

Operating Income	16.58%		19.57%

Other Income	—		—

Income (loss) before Income Taxes	16.58%		19.57%

Income Taxes	(7.59%	)	(10.99%	)

Net Income	8.99%		8.58%

Operating revenues for the six months ended September 23, 2016 amounted to $9,719,421 reflecting a 5.35% decrease versus $10,269,162 for the six months ended September 25, 2015. The decrease in revenues for the current six-month period can be attributed to lower sales in the current first quarter as compared to the first quarter of the prior year.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Six Months Ended September 23, 2016 and September 25, 2015 (continued)

Cost of products sold were $6,091,642 for the six months ended September 25, 2015, or 62.67% of operating revenues. This reflected a $532,507 or 8.04% decrease in the cost of products sold from $6,624,149 or 64.51% of operating revenues for the six months ended September 25, 2015. The decrease in cost of products sold can be attributed to the decrease in sales in the first quarter.

Selling, general and administrative expenses were $1,821,165 or 18.74% of operating revenues for the six months ended September 23, 2016 compared to $1,466,634 or 14.28% of operating revenues for the six months ended September 25, 2015. This category of expense increased by $354,731 or 24.19% from the prior six month period. The increase can be attributed to an increase in operating expenses inclusive of expenses incurred for a Company sponsored conference for all of its sales representatives during the first quarter of the current fiscal year.

Interest expense was $37,483 for the six months ended September 23, 2016 or .39% of operating revenues. For the fiscal six months ended September 25, 2015, interest expense was $10,120 or .10% of operating revenues. The increase can be attributed to increased advances from the Factor during the quarter ended September 23, 2016.

Depreciation and amortization of $157,800 or 1.62% of operating revenues was reported for the six months ended September 23, 2016 as compared to the six month period ended September 25, 2015 of $158,000 or 1.54% of operating revenues.

The Company reported net income of $874,247 for the six months ended September 23, 2016 representing basic earnings of $.38 per share as compared to net income of $882,025 or $.38 per share for the six months ended September 25, 2015. Net income for the current six month period decreased slightly as compared to the net income for the prior year’s six months.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended September 23, 2016 and September 25, 2015

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	Sept. 23,		Sept. 25,
	2016		2015

Operating Revenues (in thousands)	$5,260		$5,094

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	61.93%		66.89%
Selling, General and Administrative	17.39%		15.48%
Interest Expense	.49%		.11%
Depreciation and amortization	1.37%		1.47%

TOTAL COSTS AND EXPENSES	81.18%		83.95%

Operating Income	18.82%		16.05%

Other Income	—		—

Income (loss) before Income Taxes	18.82%		16.05%

Income Taxes	(8.61%	)	(13.39%	)

Net Income	10.21%		2.66%

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended September 23, 2016 and September 25, 2015 (continued)

Results of Operations (continued)

Operating revenues for the three months ended September 23, 2016 amounted to $5,259,784, reflecting a 3.25% increase when compared to revenues of $5,094,267 for the three months ended September 25, 2015. The increase was due to an increase in commercial billings.

Cost of products sold were $3,257,646 for the three months ended September 23, 2016, or 61.93% of operating revenues. This reflected a $149,868 or 4.40% decrease in the cost of products sold from $3,407,514 or 66.89% of operating revenues for the three months ended September 25, 2015. The decrease in cost of goods sold can be attributed to the Company’s array of products shipped during the three months ended September 23, 2016.

Selling, general and administrative expenses were $914,648 or 17.39% of operating revenues for the three months ended September 23, 2016 compared to $788,811 or 15.48% of operating revenues for the three months ended September 25, 2015. This category of expense increased by $125,837 or 15.95% from the prior comparable three month period. The increase in this category of expenses was primarily due to an increase in sales commissions.

Interest expense was $25,971 for the three months ended September 23, 2016 or .49% of operating revenues. For the fiscal three months ended September 25, 2015, interest expense was $5,620 or .12% of operating revenues. Interest expenses increased by $20,351 or 362.12% over the comparable prior period. The increase can be attributed to increased advances from the Factor during the current quarter.

Depreciation and amortization of $72,000 or 1.37% of operating revenues was reported for the three months ended September 23, 2016 as compared to the three month period ended September 25, 2015, in which depreciation and amortization of $75,000 or 1.92% of operating revenues was reported.

The Company reported net income of $536,651 for the three months ended September 23, 2016 representing basic earnings of $.23 per share as compared to net income of $135,422 or $.06 per share for the three months ended June 26, 2015. The increase in net income for the current three month period can be attributed primarily to the cumulative effect of the aforementioned differences.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company reported working capital of $12,331,725 as of September 23, 2016 compared to a working capital of $11,659,016 as of March 25, 2016. The increase in working capital of $672,709 was attributable to the following items:

Net income	$874,247
Depreciation and amortization	157,800
Capital expenditures	(359,313)
Other	(25)
$672,709

As a result of the above, the current ratio (current assets to current liabilities) was 9.22 to 1 at September 23, 2016 as compared to 11.40 to 1 at March 25, 2016. Current liabilities at September 23, 2016 were $1,500,648 compared to $1,121,523 at March 25, 2016.

For the six months ended September 23, 2016, the Company reported $359,313 in capital expenditures and depreciation of $157,800.

The net income of $874,247 for the six months ended September 23, 2016 resulted in an increase in total stockholders’ equity to $14,454,815 as compared to total stockholders’ equity of $13,580,568 at March 25, 2016.

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

Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At September 23, 2016, the Company reported excess payments to the Factor of $335,963. The Company reported excess payment to the Factor of $186,114 at March 25, 2016. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.”

Amendment to Accounts Receivable Financing Agreement. Effective November 1, 2016, the Company and the Factor executed an amendment to the accounts receivable financing agreement dated March 14, 1990 to provide that (i) the applicable interest under such agreement is reduced from 12% to 6% per annum; and (ii) the current term of such agreement is extended to March 14, 2018 provided that each subsequent renewal term shall remain one (1) year thereafter in accordance with the terms of the agreement.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $65,296 and $61,977 for the six months ended September 23, 2016 and September 25, 2015, respectively.

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

Effective July 15, 2016, the Board of Directors of the Company unanimously voted to increase the number of directors from three to six directors and elected David Offerman as a Class II director and Dr. Sonia Marciano and Eric C. Hugel as Class II Directors.

Effective August 15, 2016, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to each of Dr. Marciano and Mr. Hugel as follows: Each of the new non-management directors will receive a grant of options totaling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares will vest immediately (August 15, 2016); (ii) 2,000 shares will vest on August 15, 2017; and (iii) 2,000 shares will vest on August 15, 2018. The stock options (i) have a ten-year term; and (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($5.30). In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman	75,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Eric C. Hugel	5,000
Sonia Marciano	5,000

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 25, 2016, in the proxy statement for the Company’s 2016 annual meeting of stockholders.

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $171,700 for the six months ended September 23, 2016. For the year ended March 25, 2016, the Company’s contribution was $227,700.

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

As of September 23, 2016, our unrestricted cash was $1,514,177 of which $888,235 was in an interest bearing money market account with and the balance of $625,942 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended September 23, 2016 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,690,110, $1,809,555, and $1,453,707, respectively, for the fiscal years ended March 25, 2016, March 27, 2015, and March 28, 2014 and $874,247 for the six months ended September 23, 2016. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 25, 2016 traded as low as $2.76 per share and as high as $5.99 per share. During the six month period ended September 23, 2016, our common stock traded in the range of $5.25 per share to $6.79 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the three months ended September 23, 2016 and September 25, 2015; (ii) Balance Sheets as of September 23, 2016 and March 25, 2016; (iii) Statement of Cash Flows for the six months ended September 23, 2016 and September 25, 2015; and (iv) Notes to Financial Statements for the three months ended September 23, 2016.

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

IEH CORPORATION
(Registrant)

November 14, 2016	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

November 14, 2016	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)