Form 10-Q
period 2016-12-23
IEH CORPORATION
filed 2017-02-06
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 23, 2016

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 23, 2016.

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	37

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	38

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	39

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 23, 2016 and March 25, 2016

	Dec. 23,	March 25,
	2016	2016
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,385,883	$1,753,749
Accounts receivable, less allowances for doubtful accounts of $11,562 at December 23, 2016 and March 25, 2016	2,435,826	2,212,508
Inventories (Note 3)	8,525,761	7,250,300
Excess payments to accounts receivable factor (Note 6)	104,245	186,114
Prepaid expenses and other current assets (Note 4)	1,457,533	1,377,868

Total Current Assets	13,909,248	12,780,539

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $8,847,792 at December 23, 2016 and $8,603,892 at March 25, 2016 (Note 5)	2,082,705	1,867,191
	2,082,705	1,867,191

OTHER ASSETS:
Other assets	54,451	54,361
	54,451	54,361

Total Assets	$16,046,404	$14,702,091

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of December 23, 2016 and March 25, 2016

	Dec. 23,	March 25,
	2016	2016
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$166,785	$195,831
Accrued corporate income taxes	485,447	294,412
Other current liabilities (Note 7)	616,579	631,280
Total Current Liabilities	1,268,811	1,121,523

Total Liabilities	1,268,811	1,121,523

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at December 23, 2016 and March 25, 2016	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	12,009,985	10,812,960

Total Stockholders’ Equity	14,777,593	13,580,568

Total Liabilities and Stockholders’ Equity	$16,046,404	$14,702,091

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Nine and Three Months Ended December 23, 2016 and December 25, 2015

	Nine Months Ended		Three Months Ended
	Dec. 23,	Dec. 25,	Dec. 23,	Dec. 25,
	2016	2015	2016	2015

REVENUE, net sales	$14,522,800	$14,922,073	$4,803,379	$4,652,911

COSTS AND EXPENSES

Cost of products sold	9,272,365	9,757,198	3,180,723	3,133,049
Selling, general and administrative	2,734,868	2,256,163	913,703	789,529
Interest expense	45,042	11,788	7,559	1,668
Depreciation	243,900	212,200	86,100	54,200
	12,296,175	12,237,349	4,188,085	3,978,446

OPERATING INCOME	2,226,625	2,684,724	615,294	674,465

OTHER INCOME	723	630	258	175

INCOME BEFORE INCOME TAXES	2,227,348	2,685,354	615,552	674,640

PROVISION FOR INCOME TAXES	1,030,323	1,379,652	292,774	250,963

NET INCOME	$1,197,025	$1,305,702	$322,778	$423,677

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.52	$.57	$.14	$.18

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended December 23, 2016 and December 25, 2015

	Nine Months Ended
	Dec. 23,	Dec. 25,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,197,025	$1,305,702

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation	243,900	212,200

Changes in assets and liabilities:
(Increase) in accounts receivable	(223,318)	(134,643)
(Increase) in inventories	(1,275,461)	(171,976)
(Increase) decrease in excess payments to accounts receivable factor	81,869	(198,268)
(Increase) in prepaid expenses and other current assets	(79,665)	—
(Increase) in other assets	(88)	(2)
Increase (decrease) in accounts payable	(29,045)	411,760
(Decrease) in other current liabilities	(14,704)	(125,112)
Increase (decrease) in accrued corporate taxes	191,035	(19,427)

Total adjustments	(1,105,477)	(25,468)

NET CASH PROVIDED BY OPERATING ACTIVITIES	91,548	1,280,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(459,414)	(337,033)

NET CASH (USED) BY INVESTING ACTIVITIES	$(459,414)	$(337,033)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Nine Months Ended December 23, 2016 and December 25, 2015

	Nine Months Ended
	Dec. 23,	Dec. 25,
	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on accounts receivable financing	$—	$(449,703)

NET CASH (USED) BY FINANCING ACTIVITIES	—	(449,703)

(DECREASE) IN CASH	(367,866)	493,498

CASH, beginning of period	1,753,749	1,721,410

CASH, end of period	$1,385,883	$2,214,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the nine months for:
Interest	$43,485	$11,788

Income Taxes	$942,151	$1,595,000

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of December 23, 2016 and December 25, 2015 and for the nine and three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 23, 2016 and December 25, 2015 and the results of operations and cash flows for the nine and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine and three months ended December 23, 2016, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 25, 2016 has been derived from the audited financial statements at that date.

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

As of December 23, 2016, the Company had funds on deposit in the amount of $1,385,883 in one financial institution comprised of the following:

Non-interest bearing accounts	$247,454
Interest bearing account	1,138,429
$1,385,883

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine and three months ended December 23, 2016 and December 25, 2015, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the nine and three months ended December 23, 2016 and December 25, 2015, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Reporting Comprehensive Income:

The Company has adopted the provisions of ASC Topic, 220, Comprehensive Income which includes the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of balance sheet. There were no material items of comprehensive income to report for the nine and three months ended December 23, 2016 and December 25, 2015, respectively.

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

The Company did not expend any funds on nor receive any revenues related to customer sponsored research and development activities relating to the development of new designs, techniques and the improvement of existing designs during the nine and three months ended December 23, 2016 and December 25, 2015, respectively.

Recent Accounting Pronouncements:

In December 2016, the FASB issued ASU 2016-19; the amendments cover a wide range of topics in the Accounting Standards Codification, including differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplification and minor improvements. The adoption of ASU 2016-19 is effective for annual periods, including interim periods, within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the effect of this standard on its financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Recent Accounting Pronouncements: (continued)

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this update are of a similar nature to the items typically addressed in the ASU 2016-19, Technical Corrections and Improvements. The FASB elected to issue a separate update for technical corrections and improvements to Topic 606 as well as other Topics amended by ASU 2014-09 to increase public awareness of the proposals and to expedite improvements to ASU-2014-9. The adoption of ASU 2016-20 is effective from the periods beginning after December 31, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect of this standard on its financial statements.

In addition, the Financial Accounting Standards Board (“FASB”) has issued certain other accounting standards updates as of December 31, 2016 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the nine and three months ended December 23, 2016 and December 25, 2015, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 3-	INVENTORIES: (continued)

Inventories were comprised of the following:

	Dec. 23,	March 25,
	2016	2016

Raw materials	$5,696,748	$4,844,510
Work in progress	701,284	596,371
Finished goods	2,127,729	1,809,419
	$8,525,761	$7,250,300

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	Dec. 23,	March 25,
	2016	2016

Prepaid insurance	$5,717	$22,834
Prepaid corporate taxes	1,448,260	1,345,459
Other current assets	3,556	9,575
	$1,457,533	$1,377,868

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	Dec. 23,	March 25,
	2016	2016

Computers	$403,739	$394,175
Leasehold improvements	871,839	845,589
Machinery and equipment	6,051,498	5,767,672
Tools and dies	3,423,727	3,283,953
Furniture and fixture	170,644	170,644
Website development cost	9,050	9,050
	10,930,497	10,471,083
Less: accumulated depreciation and amortization	(8,847,792)	(8,603,892)
	$2,082,705	$1,867,191

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in the financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced rate with a minimum rate of 6% per annum. The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or the Factor upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories.

At December 23, 2016, the Company had reported excess payments to the Factor of $104,245. As of March 25, 2016, the Company had reported excess payments to the Factor of $186,114. These excess payments are reported in the accompanying financial statements as of December 23, 2016 and March 25, 2016 as “Excess payments to accounts receivable factor.”

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	Dec. 23,	March 25,
	2016	2016

Payroll and vacation accruals	$540,301	$560,995
Sales commissions	59,574	50,357
Insurance	16,704	17,014
Other	—	2,914
	$616,579	$631,280

Note 8-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $1,197,025, which represents the net income for the nine months ended December 23, 2016. Accordingly, the Company reported accumulated retained earnings of $12,009,985 as of December 23, 2016.

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

Under the 2011 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) or greater shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company’s common stock and the option must not be exercisable after the expiration of five years from the day of the grant. The 2011 Plan also provides that holders of options that wish to pay for the exercise price of their options with shares of the Company’s common stock must have beneficially owned such stock for at least nine months prior to the exercise date.

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

Effective July 15, 2016, the Board of Directors of the Company unanimously voted to increase the number of directors from three to six directors and elected David Offerman as a Class II director and Dr. Sonia Marciano and Eric C. Hugel as Class I Directors.

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

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman	75,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000
Eric C. Hugel	5,000

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 25, 2016, in the proxy statement for the Company’s 2016 annual meeting of stockholders.

Note 10-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $252,700 for the nine months ended December 23, 2016. For the year ended March 25, 2016, the Company’s contribution was $227,700.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 11-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2017	$44,145
2018	178,360
2019	183,720
2020	189,200
2021	128,640
$724,065

The rental expense for the nine months ended December 23, 2016 was $129,035 and $124,830 for the nine months ended December 25, 2015.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $87,687 for the nine months ended December 23, 2016 and $84,336 for the nine months ended December 25, 2015.

Note 12-	SUBSEQUENT EVENTS:

The Company has evaluated all other subsequent events through February 6, 2017, the date the financial statements were available to be issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The Company did not expend any funds on, nor receiving any revenues related to, customer sponsored research and development activities, relating to the development of new designs, techniques and the improvement of existing designs, for the nine and three months ended December 23, 2016 and December 25, 2015, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

Comparative Analysis-Nine Months Ended December 23, 2016 and December 25, 2015

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	Dec. 23,		Dec. 25,
	2016		2015

Operating Revenues (in thousands)	$14,523		$14,922

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	63.85%		65.39%
Selling, General and Administrative	18.83%		15.12%
Interest Expense	.31%		.08%
Depreciation and amortization	1.68%		1.42%

TOTAL COSTS AND EXPENSES	84.67%		82.01%

Operating Income	15.33%		17.99%

Other Income	—		—

Income (loss) before Income Taxes	15.33%		17.99%

Income Taxes	(7.09%	)	(9.25%	)

Net Income	8.24%		8.74%

Operating revenues for the nine months ended December 23, 2016 amounted to $14,522,800 reflecting a 2.68% decrease versus $14,922,073 for the nine months ended December 25, 2015. The decrease in revenues for the current nine-month period can be attributed to lower sales in the current fiscal year’s first quarter as compared to the first quarter of the prior fiscal year.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Nine Months Ended December 23, 2016 and December 25, 2015 (continued)

Results of Operations (continued)

Cost of products sold were $9,272,365 for the nine months ended December 25, 2015, or 63.85% of operating revenues. This reflected a $484,833 or 4.97% decrease in the cost of products sold from $9,757,198 or 65.39% of operating revenues for the nine months ended December 25, 2015. The decrease in cost of products sold can be attributed to the decrease in sales in the first quarter ended June 24, 2016.

Selling, general and administrative expenses were $2,734,868 or 18.83% of operating revenues for the nine months ended December 23, 2016 compared to $2,256,163 or 15.12% of operating revenues for the nine months ended December 25, 2015. This category of expense increased by $478,705 or 21.22% from the prior nine month period. The increase can be attributed to an increase in operating expenses inclusive of expenses incurred for a Company sponsored conference for all of its sales representatives during the first quarter of the current fiscal year.

Interest expense was $45,042 for the nine months ended December 23, 2016 or .31% of operating revenues. For the fiscal nine months ended December 25, 2015, interest expense was $11,788 or .08% of operating revenues. The increase can be attributed to increased advances from the Factor during the quarter ended December 23, 2016.

Depreciation and amortization of $243,900 or 1.68% of operating revenues was reported for the nine months ended December 23, 2016 as compared to the nine-month period ended December 25, 2015 of $212,200 or 1.42% of operating revenues.

The Company reported net income of $1,197,025 for the nine months ended December 23, 2016 representing basic earnings of $.52 per share as compared to net income of $1,305,702 or $.57 per share for the nine months ended December 25, 2015. The decrease in net income for the current nine-month period can be attributed to the cumulative effect of the aforementioned differences.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended December 23, 2016 and December 25, 2015

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	Dec. 23,		Dec. 25,
	2016		2015

Operating Revenues (in thousands)	$4,803		$4,653

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	66.22%		67.34%
Selling, General and Administrative	19.02%		16.97%
Interest Expense	.16%		.04%
Depreciation and amortization	1.79%		1.16%

TOTAL COSTS AND EXPENSES	87.19%		85.51%

Operating Income	12.81%		14.49%

Other Income	—		—

Income (loss) before Income Taxes	12.81%		14.49%

Income Taxes	(6.10%	)	(5.39%	)

Net Income	6.71%		9.10%

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended December 23, 2016 and December 25, 2015 (continued)

Results of Operations (continued)

Operating revenues for the three months ended December 23, 2016 amounted to $4,803,379, reflecting a 3.23% increase when compared to revenues of $4,652,911 for the three months ended December 25, 2015. The increase was due to an increase in commercial billings.

Cost of products sold were $3,180,723 for the three months ended December 23, 2016, or 66.22% of operating revenues. This reflected a $47,674 or 1.52% increase in the cost of products sold from $3,133,049 or 67.34% of operating revenues for the three months ended December 25, 2015. The increase in cost of goods sold can be attributed to the cost necessary to support the increase in sales for the quarter.

Selling, general and administrative expenses were $913,703 or 19.02% of operating revenues for the three months ended December 23, 2016 compared to $789,529 or 16.97% of operating revenues for the three months ended December 25, 2015. This category of expense increased by $124,174 or 15.73% from the prior comparable three-month period. The increase in this category of expenses was primarily due to an increase in fringe benefits, telephone and promotional expenses.

Interest expense was $7,559 for the three months ended December 23, 2016 or .16% of operating revenues. For the fiscal three months ended December 25, 2015, interest expense was $1,668 or .04% of operating revenues. Interest expenses increased by $5,891 or 353.18% over the comparable prior period. The increase can be attributed to increased advances from the Factor during the current quarter.

Depreciation and amortization of $86,100 or 1.79% of operating revenues was reported for the three months ended December 23, 2016 as compared to the three-month period ended December 25, 2015, in which depreciation and amortization of $54,200 or 1.16% of operating revenues was reported.

The Company reported net income of $322,778 for the three months ended December 23, 2016 representing basic earnings of $.14 per share as compared to net income of $423,677 or $.18 per share for the three months ended December 25, 2015. The decrease in net income for the current three-month period can be attributed primarily to the cumulative effect of the aforementioned differences.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Liquidity and Capital Resources

The Company reported working capital of $12,640,437 as of December 23, 2016 compared to a working capital of $11,659,016 as of March 25, 2016. The increase in working capital of $981,421 was attributable to the following items:

Net income	$1,197,025
Depreciation and amortization	243,900
Capital expenditures	(459,414)
Other	(90)
$981,421

As a result of the above, the current ratio (current assets to current liabilities) was 10.96 to 1 at December 23, 2016 as compared to 11.40 to 1 at March 25, 2016. Current liabilities at December 23, 2016 were $1,268,811 compared to $1,121,523 at March 25, 2016.

For the nine months ended December 23, 2016, the Company reported $459,414 in capital expenditures and depreciation of $243,900.

The net income of $1,197,025 for the nine months ended December 23, 2016 resulted in an increase in total stockholders’ equity to $14,777,593 as compared to total stockholders’ equity of $13,580,568 at March 25, 2016.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in the financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 6% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days’ prior notice.

Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. At December 23, 2016, the Company reported excess payments to the Factor of $104,245. The Company reported excess payment to the Factor of $186,114 at March 25, 2016. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.”

Amendment to Accounts Receivable Financing Agreement. Effective November 1, 2016, the Company and the Factor executed an amendment to the accounts receivable financing agreement dated March 14, 1990 to provide that: (i) the applicable interest under such agreement is reduced from 12% to 6% per annum; and (ii) the current term of such agreement is extended to March 14, 2018 provided that each subsequent renewal term shall remain one (1) year thereafter in accordance with the terms of the agreement.

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $87,687 and $84,336 for the nine months ended December 23, 2016 and December 25, 2015, respectively.

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

Under the 2011 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) or greater shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company’s common stock and the option must not be exercisable after the expiration of five years from the day of the grant. The 2011 Plan also provides that holders of options that wish to pay for the exercise price of their options with shares of the Company’s common stock must have beneficially owned such stock for at least nine months prior to the exercise date.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

On July 1, 2015, our Board of Directors granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options: (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

Effective July 15, 2016, the Board of Directors of the Company unanimously voted to increase the number of directors from three to six directors and elected David Offerman as a Class II director and Dr. Sonia Marciano and Eric C. Hugel as Class I Directors.

Effective August 15, 2016, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to each of Dr. Marciano and Mr. Hugel as follows: Each of the new non-management directors will receive a grant of options totaling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares will vest immediately (August 15, 2016); (ii) 2,000 shares will vest on August 15, 2017; and (iii) 2,000 shares will vest on August 15, 2018. The stock options: (i) have a ten-year term; and (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($5.30). In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman	75,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000
Eric C. Hugel	5,000

The Company provided additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 25, 2016, in the proxy statement for the Company’s 2016 annual meeting of stockholders.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $252,700 for the nine months ended December 23, 2016. For the year ended March 25, 2016, the Company’s contribution was $227,700.

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

As of December 23, 2016, our unrestricted cash was $1,385,883 of which $1,138,429 was in an interest bearing money market account with and the balance of $247,454 was maintained in non-interest bearing checking accounts used to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended December 23, 2016 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,690,110, $1,809,555, and $1,453,707, respectively, for the fiscal years ended March 25, 2016, March 27, 2015, and March 28, 2014 and $1,197,025 for the nine months ended December 23, 2016. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 25, 2016 traded as low as $2.76 per share and as high as $5.99 per share. During the nine-month period ended December 23, 2016, our common stock traded in the range of $5.25 per share to $6.79 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the three months ended December 23, 2016 and December 25, 2015; (ii) Balance Sheets as of December 23, 2016 and March 25, 2016; (iii) Statement of Cash Flows for the nine months ended December 23, 2016 and December 25, 2015; and (iv) Notes to Financial Statements for the three months ended December 23, 2016.

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

IEH CORPORATION
(Registrant)

February 6, 2017	/s/ Michael Offerman
Michael Offerman
President (Principal Executive Officer)

February 6, 2017	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)