Form 10-K
period 2017-03-31
IEH CORPORATION
filed 2017-07-14
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2017.
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to _____.

Commission File Number   0-5278

IEH CORPORATION

(Name of Small Business Issuer in Its Charter)

NEW YORK	13-5549348
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

140 58th Street, Suite 8E
Brooklyn, NY 11220	(718) 492-4440
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, $.01 Par Value Per Share

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 23, 2016): $6,611,413.85.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On June 29, 2017, the Registrant had 2,303,468 shares of common stock issued and outstanding.

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

FOR THE YEAR ENDED MARCH 31, 2017

References in this Annual Report to, the terms “Company”, “IEH”, “we”, “us” and “our” refer to IEH Corporation, unless otherwise stated or the context clearly indicates otherwise.

IEH CORPORATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Securities Act and the Exchange Act, respectively. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to protect intellectual property; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statements. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

The majority of our customers require that we maintain a quality system in strict accordance with ISO 9001. This is an International Standard Organization (ISO) specification and we have been recently audited and have received certification to ISO 9001:2015. Our quality policy is: “Listening to our Customers and meeting their needs, while continuously improving our processes and services.”

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

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 37% and 51%, respectively, of the Company’s net sales for the year ended March 31, 2017. Our offering of “QPL” items has recently been expanded to include additional products.

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

Commitments

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (the “Union”). Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $134,843 for the year ended March 31, 2017 and $134,036 for the year ended March 25, 2016.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the years ended March 31, 2017 and March 25, 2016, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

In the fiscal year ended March 31, 2017, five customers of the Company accounted for $6,946,000 constituting approximately 34.5% of the Company’s net sales. None of those customers individually accounted for over 10% of the Company’s net sales. In the fiscal year ended March 25, 2016, five customers of the Company accounted for $5,569,000 constituting approximately 29% of the Company’s net sales. Two of those customers accounted for 16% of the Company’s net sales.

The Company currently employs 17 independent sales representatives to market its products in all regions in the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 95% of Company net sales for the year ended March 31, 2017 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 12% of net sales for the year ended March 31, 2017 and 8% for the year ended March 25, 2016, respectively.

Backlog of Orders/Capital Requirements

The backlog of orders for the Company’s products amounted to approximately $9,100,000 at March 31, 2017 as compared to $7,000,000 at March 25, 2016. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

IEH CORPORATION

PART I

Item 1. Business (continued)

Competition (continued)

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

Employees

The Company presently employs approximately 160 people, two (2) of whom are executive officers; five (5) are engaged in management activities; eight (8) provide general and administrative services; and approximately 145 are employed in manufacturing and testing activities. The employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the Union, which will expire on March 31, 2018. The Company believes that it has a good relationship with its employees and the Union.

Governmental Regulations

The Company is subject to federal regulations under the Occupational Safety and Health Act (“OSHA”) and the Defense Supply Command Columbus (“DSCC”).

OSHA provides federal guidelines and specifications to companies in order to insure the health and safety of employees. DSCC oversees the quality and specifications of products and components manufactured and sold to the government and the defense industry. DSCC’s primary customer is the U.S. military. Many of our products

IEH CORPORATION

PART I

Item 1. Business (continued)

Governmental Regulations (continued)

appear on the DSCC Qualified Products Listing (“QPL”). To remain qualified, the Company submits its products to an outside testing laboratory which performs all required testing. After review by the Company of the testing results the data is then submitted to the DSCC. The Company and its products are only approved and remain on the QPL if the Company has passed all testing requirements. Although DSCC continuously requires products to an outside testing laboratory which performs all required testing. After review by the Company of the testing results the data is then submitted to the DSCC. The Company and its products are only approved and remain on the QPL if the Company has passed all testing requirements. Although DSCC continuously requires suppliers to meet changing specifications, the Company has not encountered any significant problems meeting such specifications and its products have, in the past, been approved. The Company is unaware of any changes in the Government’s regulations which are expected to materially affect the Company’s business.

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

Fiscal year ending March:
2018	$178,360
2019	183,720
2020	189,200
Thereafter	128,640
$679,920

The Company leases approximately 20,400 square feet of space, of which it estimates 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations.

The rental expense for the years ended March 31, 2017 and March 25, 2016 was $173,180 and $162,403, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

IEH CORPORATION

PART 1

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

Principal Market

On March 17, 2017, the Company’s shares of common stock (the “common stock”) commenced trading exclusively on the OTCQB Marketplace. The shares are quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System under the ticker symbol “IEHC”. Investors are able to view real-time quotes at http://www.otcmarkets.com.

Prior to March 17, 2017, the common stock of the Company was traded in the Over-The-Counter Market Electronic Bulletin Board (OTCBB).

Market Information

The range of high and low bid prices for the Company’s common stock, for the periods indicated as set forth below as quoted over the OTCBB prior to March 17, 2017, and commencing on March 17, 2017 quoted on the OTCQB. Set forth below is a table indicating the high and low bid prices of the common stock during the periods indicated.

Year	High Bid	Low Bid
Fiscal Year ended March 31, 2017 (*)

1st Quarter	$6.48	$6.00
2nd Quarter	$6.79	$5.25
3rd Quarter	$6.49	$5.40
4th Quarter	$6.60	$6.00

Fiscal Year ended March 25, 2016 (*)

1st Quarter	$6.49	$5.40
2nd Quarter	$7.77	$6.40
3rd Quarter	$8.70	$6.50
4th Quarter	$7.30	$5.37
(*) As reported by the OTCBB prior to March 17, 2017, and after March 17, 2017 as quoted on the OTCQB.

IEH CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters (continued)

Market Information (continued)

Prior to March 17, 2017, the above quotations, as reported, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions. On and after March 17, 2017, the above quotations represent actual transactions.

On July 13, 2017 (the last day prior to the filing of this report on which trading in the common stock occurred), the high bid for the common stock was $6.54 and the low bid was $6.36.

Dividends

On May 17, 2017, the Board of Directors of the Company authorized a $0.25 one-time special cash dividend payable on June 19, 2017 to shareholders of record on the close of business of June 6, 2017. This dividend was the first dividend ever paid by the Company since it became an SEC reporting company.

Approximate Number of Equity Security Holders

The number of record holders of the Company’s common stock as of June 28, 2017 was approximately 369. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Transfer Agent

The transfer agent for our common stock is Computershare located in Canton, Massachusetts.

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

We have also developed a high-performance plastic circular connector line. All of our connectors utilize the HYPERBOLOID contact design, a rugged, high-reliability contact system ideally suited for high-stress environments. We are the only independent producer of HYPERBOLOID in the United States.

Our customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and distributors who resell our products to OEMs. We sell our products directly and through 17 independent sales representatives located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers we service are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 37% and 51%, respectively, of the Company’s net sales for the year ended March 31, 2017. Our offering of “QPL” items has recently been expanded to include additional products.

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

•       Inventory Valuation:

Raw materials and supplies are valued at the lower of average cost or market. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

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

Revenues are recognized at the shipping date of the Company's products. The Company has historically adopted the shipping terms that title merchandise passes to the customer at the shipping point (FOB Shipping Point). At this juncture, title has passed, the Company has recognized the sale, inventory has been relieved, and the customer has been invoiced. The Company does not offer any discounts, credits or other sales incentives. Historically, the Company has had little or no collection issues with its customer base.

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

Results of Operations

Year End Results: March 31, 2017 vs. March 25, 2016

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues

	March 31, 2017	March 25, 2016

Operating revenues (in thousands)	$20,128	$19,358

Operating expenses:
(as a percentage of operating revenues)

Costs of products sold	65.1%	66.3%
Selling, general and administrative	18.7%	15.7%
Interest expense	.3%	.1%
Depreciation and amortization	2.2%	1.7%

TOTAL COSTS AND EXPENSES	86.3%	83.8%

Operating income	13.7%	16.2%

Other income	.0%	0%

Income before income taxes	13.7%	16.2%

Income taxes	(6.5%)	(7.4%)

Net income	7.2%	8.8%

Net sales for the year ended March 31, 2017 amounted to $20,128,041 reflecting a $769,795 increase versus the year ended March 25, 2016 which amounted to $19,358,246. The increase in net sales is a direct result of the Company’s efforts in increasing sales in both the commercial and international sectors.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 96% of the Company’s net sales for the fiscal years ended March 31, 2017 and March 25, 2016, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.

Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

During the fiscal year ended March 31, 2017, five customers accounted for $6,946,000 constituting 34.5% of the Company’s net sales. None of those customers individually accounted for 10% of the Company’s net sales.

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 31, 2017 vs. March 25, 2016 (continued)

During the fiscal year ended March 25, 2016, five customers accounted for $5,569,000 constituting 29% of the Company’s net sales. Two of those customers accounted for 16% of the Company’s net sales.

The Company currently employs 17 independent sales representatives to market its products in all regions of the United States as well as in Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU). These sales representatives accounted for approximately 95% of the Company’s net sales for the year ended March 31, 2017, with the balance of net sales being generated by direct customer contact.

For the fiscal year ended March 31, 2017, the Company’s principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 88% of the Company’s net sales for the year ended March 31, 2017 and 92% for the year ended March 25, 2016, respectively. Approximately 12% of net sales were made to international customers for the year ended March 31, 2017 and 8% for the year ended March 25, 2016, respectively.

Cost of products sold amounted to $13,096,955 for the fiscal year ended March 31, 2017, or 65.1% of operating revenues. This reflected a $265,180 or 2.1% increase in the cost of products sold of $12,831,775 or 66.3% of operating revenues for the fiscal year ended March 25, 2016. This increase in cost of products sold is due primarily to the increased cost of production associated with the increase necessary to support the increase in sales.

Selling, general and administrative expenses were $3,754,803 and $3,047,556 or 18.7% and 15.7% of net sales for the fiscal years ended March 31, 2017 and March 25, 2016, respectively. This category of expenses increased by $707,247 or 23.2% from the prior year. The increase can be attributed to an increase in travel and sales commissions.

For the fiscal year ended March 31, 2017, interest expense was $53,094 or .3% of net sales. For the fiscal year ended March 25, 2016, interest expense was $25,193 or .1% of net sales. The increase of $27,901 or 110.8% reflects the increased borrowings from the Factor during the year.

Depreciation and amortization of $443,432 or 2.2% of net sales was reported for the fiscal year ended

March 31, 2017 as compared to $331,786 or 1.7% of net sales for the prior period.

The Company reported net income of $1,473,976 for the year ended March 31, 2017 representing basic earnings of $.64 per share as compared to net income of $1,690,110 or $.73 per share for the year ended March 25, 2016. The decrease in net income for the current year can be attributed primarily to the reported increase in (i) selling expenses, including among others, salaries and fringe benefits, travel and promotional expenses and sales commissions, and (ii) general and administrative expenses, including among others, payroll, fringe benefits, regulatory filings, programming, corporate and financial expenses.

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Liquidity and Capital Resources

The Company reported working capital of $12,980,943 as of March 31, 2017 compared to working capital of $11,659,016 as of March 25, 2016. The increase in working capital of $1,321,927 was attributable to the following items:

Net income	$1,473,976
Depreciation and amortization	443,432
Capital expenditures	(595,391)
Other	(90)
$1,321,927

As a result of the above, the current ratio (current assets to current liabilities) was 9.52 to 1 at March 31, 2017 as compared to 11.40 to 1 at March 25, 2016. Current liabilities at March 31, 2017 were $1,522,944 as compared to $1,121,523 at March 25, 2016.

The Company reported $595,391 in capital expenditures for the year ended March 31, 2017 and recorded depreciation expense of $443,432 for the year ended March 31, 2017.

The net income of $1,473,976 for the year ended March 31, 2017 resulted in an increase in stockholders’ equity to $15,054,544 as compared to stockholders’ equity of $13,580,568 at March 25, 2016.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum interest rate of 6% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days’ prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 31, 2017, the Company had reported excess payments to the Factor of $191,430 as compared to March 25, 2016 when the Company had reported excess payments to the Factor of $186,114. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.”

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

Results of Operations (continued)

Year End Results: March 31, 2017 vs. March 25, 2016 (continued)

Liquidity and Capital Resources (continued)

With the passage of the 1990 Act the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of such Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the Plan were $134,843 for the year ended March 31, 2017 and $134,036 for the year ended March 25, 2016.

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

On July 1, 2015, our Board of Directors granted 245,000 non-qualified options to purchase shares of the Company’s common stock under the 2011 Plan, including, without limitation, as follows: (i) Michael Offerman, our former Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted an aggregate of 110,000 options including David Offerman (then Vice-President of Sales and Marketing) who was granted 50,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options (i) have a ten-year term; (ii) have an exercise price equal to

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 31, 2017 vs. March 25, 2016 (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman had an exercise price equal to 110% of such fair market value because he owned ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman (1)	75,000
Robert Knoth	50,000
David Offerman (2)	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano (3)	5,000
Eric Hugel (3)	5,000

(1)	On March 24, 2017, Michael Offerman died suddenly. Options are exercisable for a period of 12 months from the date of death by his personal representatives, heirs and legatees to the same extent Michael Offerman could have exercised such options as if he had not died.
(2)	On March 26, 2017, the Board of Directors of the Company held a special meeting by telephonic conference call and elected David Offerman to replace Michael Offerman as Chairman of the Board, President and Chief Executive Officer.
(3)	As of June 29, 2017, the recipient had vested options to purchase 1,000 shares and unvested options to purchase 4,000 shares of common stock.

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 31, 2017 vs. March 25, 2016 (continued)

Liquidity and Capital Resources (continued)

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $324,000 for the year ended March 31, 2017.

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

The Company does not have any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-B.

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

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and marketable securities. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

As of March 31, 2017, our unrestricted cash was $1,210,761 of which $1,138,935 was in an interest-bearing money market account with and the balance of $71,826 was maintained in non-interest-bearing checking accounts used to pay operating expenses.

IEH CORPORATION

PART II

Item 8.	Financial Statements and Supplementary Data

See our audited Financial Statements for the fiscal year ended March 31, 2017 which follows Item 15 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon assessment, our management concluded that our internal control over financial reporting is effective as of March 31, 2017.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal year ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with their review and assessment of our disclosure controls and procedures, the Company’s management has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2017 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

IEH CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of March 31, 2017, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class
David Offerman (1)	42	Chairman of the Board of Directors, President and Chief Executive Officer	II

Robert Knoth	74	Chief Financial Officer, Controller, Secretary and Treasurer	__

Allen Gottlieb	76	Director	II

Gerald E. Chafetz	74	Director	II

Eric C. Hugel	46	Director	I

Sonia Marciano	54	Director	I

(1)	On March 24, Michael Offerman, the Chairman of the Board, President and Chief Executive Officer of the Company died suddenly. On March 26, 2017, the Board of Directors held a special meeting by telephone conference call and elected David Offerman to replace Michael Offerman. David Offerman is the son of Michael Offerman and was previously a member of the Board of Directors and the Vice President – Sales and Marketing of the Company.

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. The Board of Directors currently consists of five (5) members divided into two classes with two Class I Members (Mr. Hugel and Ms. Marciano) and three Class II Members (Mr. David Offerman, Mr. Gottlieb and Mr. Chafetz). The Class II Members of the Board of Directors are scheduled to be elected at the Company’s 2017 Annual Meeting. All officers are elected by and serve at the discretion of the Board of Directors.

Executive Officers and Directors

David Offerman. On March 26, 2017, the Board of Directors of the Company held a special meeting by telephonic conference call to elect David Offerman as the Company’s new Chairman of the Board, President and Chief Executive Officer. David succeeded his late father, Michael Offerman, who passed away on March 24, 2017. David Offerman has been a member of IEH’s Board of Directors since July 15, 2016. Prior to March 24, 2017, he was the Vice President – Sales and Marketing of the Company. He joined the Company in September 2004 as the National Sales Manager and was appointed to his current position in April 2011. Prior to joining IEH, David worked as an account executive and sales manager in the telecommunication industry. David graduated from the University of Michigan in 1993 with a Bachelor of Arts in film and communications. In 2016 he received an MBA from the NYU Stern School of Business with a concentration in leadership and management. David is the son of Michael Offerman, the late Chairman of the Board, President and Chief Executive Officer of the Company.

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

Eric C. Hugel, CPA, CFA. Eric C. Hugel has been a member of IEH’s Board of Directors since July 15, 2016. He is the Co-Chief Executive Officer and Chief Financial Officer of Deb’s Buried Treasure, an online retailer, since July 2014. From March 2013 to February 2014, Mr. Hugel held the position of Senior Institutional Specialist in U.S. Fundamental Equity Research Analyst at McGraw Hill Financial – S&P Capital IQ providing investment advisory services. In particular he provided research and analysis in the U.S. aerospace and defense and industrial conglomerates sectors. From July 2002 through June 2012 he was a managing director at Stephens Inc. providing investment research and analytical services in the U.S. aerospace and defenses sectors. Mr. Hugel graduated from Lehigh University in 1993 with a Bachelor of Science in accounting.

Dr. Sonia Marciano. Dr. Sonia Marciano has been a member of IEH’s Board of Directors since July 15, 2016. She is a clinical professor at the NYU Stern School of Business since July 2007 where she teaches courses and manages academic programs. She graduated from the University of Chicago in 1984 with a Bachelor of Arts degree. In 2000, Dr. Marciano received from the University of Chicago her MBA in Economics and Finance and her PhD in Business Economics.

Significant Employees

Joan Prideaux joined the Company in April 1994, as Director of Sales and Marketing. Joan has been in the connector business over 30 years and brings this experience to IEH. Prior to joining us, she was employed by Automatic Connector as Director of Sales. She retired as an employee of the Company effective January 6, 2017.

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

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the

Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended March 31, 2017.

Director Independence; Meetings of Directors; Committees of the Board

Our Board of Directors currently consists of five individuals. Four of our directors are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 31, 2017, our Board of Directors held three meetings and acted by unanimous written consent on one occasion.

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

IEH CORPORATION

PART III

Item 11. Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 31, 2017 and March 25, 2016 for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Total
David Offerman, Chief Executive Officer, President (2)	March 31, 2017	$285,991	$32,000	$ 0	$317,991

Michael Offerman, Former Chief Executive Officer, Former President (1)(2)	March 31, 2017 March 25, 2016	$ 267,101 $ 238,645	$ 55,000 $ 55,000	$ 0 $ 0	$ 322,101 $ 293,645

Robert Knoth, Chief Financial Officer	March 31, 2017 March 25, 2016	$ 207,538 $ 189,276	$ 40,000 $ 40,000	$ 0 $ 0	$ 247,538 $ 229,276

(1) During the fiscal years ended March 31, 2017 and March 25, 2016, the Company provided automobile allowances to Mr. Offerman. This does not include the aggregate incremental cost to the Company of such automobile allowance.

(2) On March 26, 2017, the Board of Directors of the Company held a special meeting by telephonic conference call to elect David Offerman as the Company’s new Chairman of the Board, President and Chief Executive Officer. David succeeded his late father, Michael Offerman, who passed away on March 24, 2017.

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 31, 2017, in the proxy statement for the Company’s 2017 annual meeting of shareholders.

On September 1, 2009, the Company entered into agreements with each of Michael Offerman, its former President and former Chief Executive Officer, and Robert Knoth, its Chief Financial Officer, respectively, providing for certain retirement benefits to be payable to each of them after termination of each such officer’s active service of employment with the Company. Each agreement provides that each officer’s employment with the Company shall be divided into an “active period” and a “retirement period”. The active period shall mean the period of time until the officer attains the age of 70 years, or further period of employment beyond such date if extended by mutual agreement of the officer and the Company. The retirement period shall mean the period beginning with the officer attaining the age of 70 years and continuing until 10 years thereafter unless the officer’s employment has been previously terminated or extended by the mutual agreement of the officer and the Company. The retirement period shall take effect only on termination of the active period. Pursuant to Mr. Offerman’s agreement, he will be entitled to receive $50,000 per annum and aggregate payments during the retirement period not to exceed $500,000. Pursuant to Mr. Knoth’s agreement, he will be entitled to receive $12,000 per annum and aggregate payments during the retirement period not to exceed $120,000.

The Company and Messrs. Offerman and Knoth have previously mutually agreed to extend their respective periods of employment. On March 24, 2017, Michael Offerman passed away. As a result of Mr. Offerman’s death, his estate will succeed to his rights under the foregoing agreement in accordance with its terms.

IEH CORPORATION

PART III

Item 11.	Executive Compensation (continued)

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 of 25% of pre-tax operating profits. For the fiscal year ended March 31, 2017, the contribution was $324,000. For the fiscal year ended March 25, 2016, the contribution was $227,700.

Stock Option Plan

On August 31, 2011, the Company’s shareholders approved the adoption of the Company’s 2011 Employees Stock Option Plan (“2011 Plan”) to provide for the grant of options to purchase up to 750,000 shares of the Company’s Common Stock to all employees, including senior management. The plan terminates on August 30, 2022 and as of March 31, 2017, the Company had issued options or awards as follows:

On July 1, 2015, our Board of Directors granted 245,000 non-qualified options to purchase shares of the Company’s common stock under the 2011 Plan, including, without limitation, as follows: (i) Michael Offerman, our former Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted an aggregate of 110,000 options including David Offerman (then Vice-President of Sales and Marketing) who was granted 50,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman had an exercise price equal to 110% of such fair market value because he owned ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

IEH CORPORATION

PART III

Item 11.	Executive Compensation (continued)

Stock Option Plan (continued)

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman (1)	75,000
Robert Knoth	50,000
David Offerman (2)	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano (3)	5,000
Eric Hugel (3)	5,000

(1) On March 24, 2017, Michael Offerman died suddenly. Options are exercisable for a period of 12 months from the date of death by his personal representatives, heirs and legatees to the same extent Michael Offerman could have exercised such options as if he had not died.

(2) On March 26, 2017, the Board of Directors of the Company held a special meeting by telephonic conference call and elected David Offerman to replace Michael Offerman as Chairman of the Board, President and Chief Executive Officer.

(3) As of June 29, 2017, the recipient had vested options to purchase 1,000 shares and unvested options to purchase 4,000 shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 29, 2017 with respect to: (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 29, 2017, there were 2,303,468 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

IEH CORPORATION

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Title of Class Officers and Directors	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (7)	Percentage (%) of Common Stock Owned
Common Stock $.01 Par Value	Michael Offerman(1) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	998,784(2)	40%
	David Offerman(2) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	50,100	2%
	Robert Knoth(3) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	52,195	2%
	Allen Gottlieb(4) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	5,000	*
	Gerald E. Chafetz(4) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	5,000	*

IEH CORPORATION

PART III (continued)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (7)	Percentage (%) of Common Stock Owned
	Sonia Marciano(5) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	1,000	*
	Eric C. Hugel(5) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	1,000	*
All Officers & Directors as a Group (7 in number) (1), (2), (3), (4), (5)		1,113,079	45%
5% Shareholders
	Zeff Capital LP.(6) 1601 Broadway, 12th Floor New York, NY 10019	274,203	11%

* Denotes ownership percentage of less than 1%.

All shares set forth above are owned directly by the named individual unless otherwise stated.

(1)	43,600 shares of common stock are jointly owned by Mr. Offerman and his wife, Gail Offerman. Includes vested options to purchase 75,000 shares of common stock. On March 24, 2017, Michael Offerman died suddenly.
(2)	Includes vested options to purchase 50,000 shares of common stock. On March 26, 2017, the Board of Directors on the Company held a special meeting by telephonic conference call and elected David Offerman to replace the late Michael Offerman as Chairman of the Board of Directors, President and Chief Executive Officer.
(3)	Includes vested options to purchase 50,000 shares of common stock.
(4)	Includes vested options to purchase 5,000 shares of common stock.
(5)	Includes vested options to purchase 1,000 shares of common stock but excludes unvested options to purchase 4,000 shares of common stock.
(6)	Based on a Schedule 13G dated January 13, 2017 filed by the reporting person.
(7)	Includes all shares owned and vested options to purchase shares of common stock. Excludes unvested options to purchase common stock.

IEH CORPORATION

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the employment terms for its executive officers as described elsewhere in this Form 10-K, and as described below, there have been no related transactions between the Company, officers, directors or shareholders holding in excess of 5% of its securities within the last three years. Messrs. Gottlieb, Chafetz Hugel and Marciano are deemed independent directors of the Company.

Item 14.	Principal Accountant Fees and Services

The Board of Directors of IEH has selected Jerome Rosenberg, CPA P.C. as the independent auditor of IEH for the fiscal year ending March 31, 2017. Shareholders will be asked to ratify such selection at the Company’s annual meeting to be held in November 2017. The audit services provided by Jerome Rosenberg, CPA P.C. consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. A member of Jerome Rosenberg, CPA P.C. is expected to be present at the next annual meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees. During the fiscal years ended March 31, 2017 and March 25, 2016, IEH paid an aggregate of $65,000 and $60,000, respectively, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal years ended March 31, 2017 and March 25, 2016, no fees were paid to Jerome Rosenberg, CPA P.C. with respect to financial systems design or implementation.

Tax Fees. During the fiscal years ended March 31, 2017 and March 25, 2016, the Company paid to Jerome Rosenberg, CPA P.C. the sums of $6,000 and $37,250, respectively, for tax compliance and representation, tax advice and tax planning services.

All Other Fees. During the fiscal year ended March 31, 2017 and March 25, 2016, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees paid to it for such services during the fiscal year ended March 31, 2017 and March 25, 2016 have not compromised the independence of Jerome Rosenberg, CPA P.C.

The Board of Directors of the Company is now comprised of five persons following Michael Offerman’s sudden death on March 24, 2017. Due to the limited size and scope of the Company’s operations which are limited to one office and the level of revenue and income, the Board of Directors has not established an Audit Committee. Further, as the Company’s securities are not traded on any exchange or on NASDAQ, but during the fiscal year solely were listed for quotations on the Over the Counter Bulletin Board, there is no requirement that an Audit Committee be established. The Board, as an entirety, approves that appointment of its independent auditor and the related work performed by the auditor for services which are not audit related. In its deliberations regarding approval of the independent auditor for auditing and other services, the Board reviews the auditor’s history of representing the Company, the fees to be paid and paid historically, the level of performance provided by the auditor and the ability of the Company, given its lack of profits to obtain similar services for similar costs. In compliance with the rules of the OTCQB, the Company plans to establish an audit committee.

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

Exhibits filed with Form 10-K:

(a)(1) Financial Statements

The financial statements referenced in Part II, Item 9 of this Annual Report appear on pages 33 to 49.

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

IEH CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedules. (continued)

31.2*	Certification of Chief Accounting Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1* The following information from the IEH Corporation’s Annual Report in Form 10-K for the fiscal year ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; and (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

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

IEH CORPORATION

March 31, 2017 and March 25, 2016

Index to Financial Statements

Page
Number

Independent Auditor’s Report	35

Financial Statements:

Balance Sheets as of March 31, 2017 and March 25, 2016	36

Statements of Operations for the years ended March 31, 2017 and March 25, 2016	38

Statements of Stockholders’ Equity for the years ended March 31, 2017 and March 25, 2016	39

Statements of Cash Flows for the years ended March 31, 2017 and March 25, 2016	40

Notes to Financial Statements	41

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IEH Corporation

We have audited the accompanying balance sheets of IEH Corporation, as of March 31, 2017 and March 25, 2016 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 31, 2017 and March 25, 2016, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

/s/Jerome Rosenberg CPA, P.C.

Jerome Rosenberg CPA, P.C.

Melville, New York

June 28, 2017

IEH CORPORATION

BALANCE SHEETS

As of March 31, 2017 and March 25, 2016

	March 31,	March 25,
	2017	2016

CURRENT ASSETS:
Cash	$1,210,761	$1,753,749
Accounts receivable, less allowances for doubtful accounts of $11,562 at March 31, 2017 and March 25, 2016	3,107,670	2,212,508
Inventories (Note 2)	8,685,988	7,250,300
Excess payments to accounts receivable factor (Note 5)	191,430	186,114
Prepaid expenses and other current assets (Note 3)	1,308,038	1,377,868

Total Current Assets	14,503,887	12,780,539

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $9,047,324 at March 31, 2017 and $8,603,892 at March 25, 2016 and (Note 4)	2,019,150	1,867,191
	2,019,150	1,867,191

OTHER ASSETS:
Other assets	54,451	54,361
	54,451	54,361

Total Assets	$16,577,488	$14,702,091

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of March 31, 2017 and March 25, 2016

	March 31,	March 25,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016

CURRENT LIABILITIES:
Accounts payable	$235,187	$195,831
Accrued corporate income taxes	599,739	294,412
Other current liabilities (Note 6)	688,018	631,280

Total Current Liabilities	1,522,944	1,121,523

Total Liabilities	1,522,944	1,121,523

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 31, 2017 and March 25, 2016	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	12,286,936	10,812,960

Total Stockholders’ Equity	15,054,544	13,580,568

Total Liabilities and Stockholders’ Equity	$16,577,488	$14,702,091

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2017 and March 25, 2016

	March 31,	March 25,
	2017	2016

REVENUE, net sales	$20,128,041	$19,358,246

COSTS AND EXPENSES:
Cost of products sold	13,096,955	12,831,775
Selling, general and administrative	3,754,803	3,047,556
Interest expense	53,094	25,193
Depreciation and amortization	443,432	331,786
	17,348,284	16,236,310

OPERATING INCOME	2,779,757	3,121,936

OTHER INCOME	1,229	853

INCOME BEFORE INCOME TAXES	2,780,986	3,122,789

PROVISION FOR INCOME TAXES	(1,307,010)	(1,432,679)
NET INCOME	$1,473,976	$1,690,110

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)	$.64	$.73

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)	2,303	2,303

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2017 and March 25, 2016

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 27, 2015	2,303,468	$23,035	$2,744,573	$9,122,850	$11,890,458

Net Income: year ended March 25, 2016	—	—	—	1,690,110	1,690,110

Balances, March 25, 2016	2,303,468	23,035	2,744,573	10,812,960	13,580,568

Net Income: year ended March 31, 2017	—	—	—	1,473,976	1,473,976

Balances, March 31, 2017	2,303,468	$23,035	$2,744,573	$12,286,936	$15,054,544

The accompanying notes and independent auditors’ report should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

For the Years Ended March 31, 2017 and March 25, 2016

	March 31,	March 25,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,473,976	$1,690,110

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	443,432	331,786

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(895,162)	14,199
(Increase) in excess payments to accounts receivable factor	(5,316)	(143,073)
(Increase) in inventories	(1,435,688)	(500,641)
(Increase) decrease in prepaid expenses and other current assets	69,829	(1,023,417)
(Increase) in other assets	(88)	—

Increase in accounts payable	39,356	57,175
Increase in other current liabilities	56,737	1,158
Increase in accrued corporate income taxes	305,327	112,478

Total adjustments	(1,421,573)	(1,150,335)

NET CASH PROVIDED BY OPERATING ACTIVITIES	52,403	539,775

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(595,391)	(507,436)

NET CASH (USED) BY INVESTING ACTIVITIES	(595,391)	(507,436)

INCREASE (DECREASE) IN CASH	(542,988)	32,339

CASH, beginning of period	1,753,749	1,721,410

CASH, end of period	$1,210,761	$1,753,749

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$50,809	$25,193

Income Taxes	$942,151	$2,327,000

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

The customers the Company services are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 37% and 51%, respectively, of the Company’s net sales for the year ended March 31, 2017. The Company’s offering of “QPL” items has recently been expanded to include additional products.

In order to remain competitive, the Company has an internal program to upgrade, add and maintain machinery, review material costs and increase labor force productively. During the fiscal year ended March 31, 2017, we purchased several machines to increase the productivity of certain processes. This will help us meet this goal.

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The year ended March 31, 2017 was comprised of 53 weeks and the year ended March 25, 2016 was comprised of 52 weeks.

Revenue Recognition:

Revenues are recognized at the shipping date of the Company's products. The Company has historically adopted the shipping terms that title to merchandise passes to the customer at the shipping point (FOB Shipping Point). At this juncture, title has passed, the Company has recognized the sale, inventory has been relieved, and the customer has been invoiced. The Company does not offer any discounts, credits or other sales incentives. Historically, the Company has had little or no collection issues with its customer base.

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

Inventories:

Inventories are stated at cost, on an average basis, which does not exceed market value.

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

Concentration of Credit Risk (continued:

Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010, the Federal Deposit Insurance Corporation (FDIC) will permanently insure all accounts maintained with financial institutions up to $250,000 in the aggregate.

As of March 31, 2017, the Company had funds on deposit in the amount of $1,210,761 in one financial institution comprised of the following:

Non-interest bearing accounts	$71,826
Interest bearing account	1,138,935
$1,210,761

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings Per Share which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 31, 2017 and

March 25, 2016, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets which includes the provisions of SFAS No. 144, “Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of”, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 31, 2017 and March 25, 2016, respectively.

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

In addition, the Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of March 31, 2017 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the fiscal years ended March 31, 2017 or

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Recent Accounting Pronouncements (continued):

March 25, 2016, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

Note 2 - INVENTORIES:

Inventories are stated at cost, on the average basis that does not exceed market value.

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

Inventories are comprised of the following:

	March 31,	March 25,
	2017	2016

Raw materials	$5,263,317	$4,844,510
Work in progress	859,558	596,371
Finished goods	2,563,113	1,809,419

	$8,685,988	$7,250,300

Note 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	March 31,	March 25,
	2017	2016

Prepaid insurance	$24,079	$22,834
Prepaid corporate taxes	1,282,098	1,345,459
Prepaid other	1,861	9,575
	$1,308,038	$1,377,868

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	March 31,	March 25,
	2017	2016

Computers	$444,184	$394,175
Leasehold improvements	878,888	845,589
Machinery and equipment	6,079,401	5,767,672
Tools and dies	3,484,307	3,283,953
Furniture and fixture	170,644	170,644
Website development cost	9,050	9,050
	11,066,474	10,471,083

Less: accumulated depreciation and amortization	(9,047,324)	(8,603,892)

	$2,019,050	$1,867,191

Note 5 - ACCOUNTS RECEIVABLE FINANCING:

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum rate of 6% per annum.

The financing agreement has an initial term of one year and automatically renews for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of

March 31, 2017, the Company reported in the accompanying financial statements, excess payments to the Factor of $191,430 compared to March 25, 2016, when the Company had reported excess payments to the Factor of $186,114.

Note 6 - OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	March 31,	March 25,
	2017	2016

Payroll and vacation accruals	$598,832	$560,995
Sales commissions	85,523	50,357
Insurance	3,663	17,014
Other	—	2,914
	$688,018	$631,280

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The provision for income taxes consists of the following:

	March 31,	March 25,
	2017	2016
Current:

Federal	$532,892	$639,476
State and local	429,785	406,379
Total current tax provision	962,677	1,045,855

Deferred:

Federal	262,469	236,519
State and local	81,864	150,305
Total deferred tax benefit	344,333	386,824

Total provision (benefit)	$1,307,010	$1,432,679

The components of the Company’s deferred taxes at March 31, 2017 and March 25, 2016 are as follows:

	March 31,	March 25,
	2017	2016
Deferred tax assets:
Accounts receivable reserves	$11,562	$11,562
Accrued expenses	332,613	611,355
Prepaid expenses	1,308,038	1,345,459
	1,652,213	1,968,376

Deferred tax liabilities:
Depreciation	(47,341)	221,715

Net deferred tax assets before valuation allowance	1,604,872	2,190,091
Valuation allowance	(1,604,872)	(2,190,091)
Net deferred tax assets	$—	$—

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

A reconciliation of the income tax benefit at the statutory Federal tax rate of 34 % to the income tax benefit recognized in the financial statements is as follows:

	March 31,	March 25,
	2017	2016

Income tax expense (benefit) – statutory rate	34%	34%
Income tax expenses – state and local, net of federal benefit	12%	12%

Income tax expense (benefit)	46%	46%

Note 8 - CHANGES IN STOCKHOLDERS’ EQUITY:

Stockholders’ equity increased by $1,473,976 which represented the reported net income for the year ended March 31, 2017. Accordingly, the Company reported accumulated retained earnings of $12,286,936 as of March 31, 2017.

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

On July 1, 2015, our Board of Directors granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Plan, including, without limitation, as follows: (i) Michael Offerman, our former Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted an aggregate of 110,000 options including David Offerman (then Vice-President of Sales and Marketing) who was granted 50,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman *	75,000
David Offerman *	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano**	5,000
Eric Hugel**	5,000

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9 2011 EQUITY INCENTIVE PLAN (Continued):

*On March 24, 2017, Michael Offerman died suddenly. On March 26, 2017, the Board of Directors elected David Offerman to the positions of Chairman of the Board, President and Chief Executive

Officer of the Company.

**Options for 1,000 shares vested, options for 4,000 shares not yet vested.

Note 10 - CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for Executive Officers. Contributions to the Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. For the year ended March 31, 2017, the Company’s contribution was $324,000. For the year ended March 25, 2016, the Company’s contribution was $227,700.

Note 11 - COMMITMENTS AND CONTINGENCIES:

The Company’s lease term for its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York, runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2018	$178,360
2019	183,720
2020	189,200
Thereafter	128,640
$679,920

The rental expense for the years ended March 31, 2017 and March 25, 2016, was $173,180 and $162,403, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $134,843 for the year ended March 31, 2017 and $134,036 for the year ended March 25, 2016.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12 - REVENUES FROM MAJOR CUSTOMERS:

During the year ended March 31, 2017 five customers accounted for $6,946,000 constituting approximately 34.5% of the Company’s revenues. None of such customers accounted for over 10% of such revenues. During the year ended March 25, 2016 five customers individually accounted for $5,569,000 constituting approximately 29% of the Company’s revenues. Two of such customers accounted for 16% of such revenues.

As of March 31, 2017, amounts due from two customers represented approximately 22.31% of the total amount of accounts receivable. Only one customer exceeded 10%.

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:        /s/ David Offerman

David Offerman

Chairman of the Board, President and Chief Executive Officer

Dated: July 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	July 14, 2017
David Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	July 14, 2017
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	July 14, 2017
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	July 14, 2017
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	July 14, 2017
Eric C. Hugel, Director

/s/ Sonia Marciano	July 14, 2017
Sonia Marciano, Director