Form 10-Q
period 2017-06-30
IEH CORPORATION
filed 2017-08-14
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of June 30, 2017.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of June 30, 2017 and March 31, 2017

	June 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$1,025,761	$1,210,761
Accounts receivable, less allowances for doubtful accounts of $11,562 at June 30, 2017 and March 31, 2017	3,145,180	3,107,670
Inventories (Note 3)	9,321,725	8,685,988
Excess payments to commercial finance company (Note 6)	—	191,430
Prepaid expenses and other current assets (Note 4)	1,314,336	1,308,038

Total Current Assets	14,807,002	14,503,887

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $9,154,624 at June 30, 2017 and $9,047,324 at March 31, 2017 (Note 5)	2,016,041	2,019,150
	2,016,041	2,019,150

OTHER ASSETS:
Other assets	54,451	54,451
	54,451	54,451

Total Assets	$16,877,494	$16,577,488

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of June 30, 2017 and March 31, 2017

	June 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$309,196	$235,187
Due to commercial finance company (Note 6)	190,975	—
Accrued corporate income taxes	851,843	599,739
Other current liabilities (Note 7)	721,596	688,018
Total Current Liabilities	2,073,610	1,522,944

Total Liabilities	2,073,610	1,522,944

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at June 30, 2017 and March 31, 2017	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	12,036,276	12,286,936

Total Stockholders’ Equity	14,803,884	15,054,544

Total Liabilities and Stockholders’ Equity	16,877,494	16,577,488

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended June 30, 2017 and June 24, 2016

	Three Months Ended
	June 30,	June 24,
	2017	2016

REVENUE, net sales	$4,992,979	$4,459,637

COSTS AND EXPENSES

Cost of products sold	3,355,052	2,833,996
Selling, general and administrative	919,425	906,517
Interest expense	8,538	11,512
Depreciation	107,300	85,800
	4,390,315	3,837,825

OPERATING INCOME	602,664	621,812

OTHER INCOME	944	216

INCOME BEFORE INCOME TAXES	603,608	622,028

PROVISION FOR INCOME TAXES	(278,400)	(284,432)

NET INCOME	$325,208	$337,596

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.14	$.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended June 30, 2017 and June 24, 2016

	Three Months Ended
	June 30,	June 24,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$325,208	$337,596

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation	107,300	85,800

Changes in assets and liabilities:
(Increase) in accounts receivable	(37,510)	(60,056)
(Increase) in inventories	(635,737)	(519,000)
Decrease in excess payments to commercial finance company	191,430	186,114
(Increase) in prepaid expenses and other current assets	(6,297)	(558,491)
Increase in accounts payable	74,009	18,120
Increase in other current liabilities	33,576	5,839
Increase in accrued corporate taxes	252,104	33,736

Total adjustments	(21,125)	(807,938)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	304,083	(470,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(104,191)	(235,630)

NET CASH (USED) BY INVESTING ACTIVITIES	$(104,191)	$(235,630)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Three Months Ended June 30, 2017 and June 24, 2016

	Three Months Ended
	June 30,	June 24,
	2017	2016

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on accounts receivable financed	$190,975	$291,849
Payment of dividend	(575,867)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(384,892)	291,849

(DECREASE) IN CASH	(185,000)	(414,123)

CASH, beginning of period	1,210,761	1,753,749

CASH, end of period	$1,025,761	$1,339,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the three months for:
Interest	$5,265	$4,335

Income Taxes	$51,147	$808,783

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 30, 2017 and June 24, 2016 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2017 and June 24, 2016 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2017, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 31, 2017 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Accounting Period:

The Company maintains an accounting period based upon a 52-53-week year, which ends on the nearest Friday in business days to March 31. The year ended March 31, 2017 was comprised of 53 weeks. The current fiscal year, ending on March 30, 2018, will be comprised of 52 weeks.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Revenue Recognition:

Revenues are recognized at the shipping date of the Company's products. The Company has historically adopted the shipping terms that title to merchandise passes to the customer at the shipping point (FOB Shipping Point). At this juncture, title has passed, the Company has recognized the sale, inventory has been relieved, and the customer has been invoiced. The Company does not offer any discounts, credits or other sales incentives. Historically, the Company believes that it has no collection issues with its customer base.

The Company’s policy with respect to customer returns and allowances as well as product warranty is as follows:

The Company will accept a return of defective product within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of product. The cost of defective products is immaterial at this time.

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

As of June 30, 2017 and March 31, 2017, the Company had funds on deposit in the amount of $1,490,042 and $1,660,897, in one financial institution comprised of the following:

	June 30, 2017	March 31, 2017

Non-interest bearing accounts	$926,405	$521,962
Interest bearing account	563,637	1,138,935
	$1,490,042	$1,660,897

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 30, 2017 and June 24, 2016, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended June 30, 2017 and June 24, 2016, respectively.

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

In addition, the Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of June 30, 2017 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the months ended June 30, 2017 and June 24, 2016, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

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

Inventories were comprised of the following:

	June 30,	March 31,
	2017	2017

Raw materials	$5,648,545	$5,263,317
Work in progress	922,470	859,558
Finished goods	2,750,710	2,563,113
	$9,321,725	$8,685,988

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	June 30,	March 31,
	2017	2017

Prepaid insurance	$8,655	$24,079
Prepaid corporate taxes	1,305,681	1,282,098
Other current assets	—	1,861
	$1,314,336	$1,308,038

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	June 30,	March 31,
	2017	2017

Computers	$444,184	$444,184
Leasehold improvements	878,888	878,888
Machinery and equipment	6,093,910	6,079,401
Tools and dies	3,565,562	3,484,307
Furniture and fixture	179,071	170,644
Website development cost	9,050	9,050
	11,170,665	11,066,474
Less: accumulated depreciation and amortization	(9,154,624)	(9,047,324)
	$2,016,041	$2,019,150

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement with a commercial finance company, whereby it can borrow up to 80 percent of its eligible receivables (as defined in the financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced rate with a minimum rate of 6% per annum. The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or the commercial finance company upon receiving 60 days’ prior notice. Funds advanced by the commercial finance company are secured by IEH’s accounts receivable and inventories.

At June 30, 2017, the Company had reported a liability to the commercial finance company of $190,975. As of March 31, 2017, the Company had reported in the accompanying financial statement excess payments to the commercial finance company of $191,430. These excess payments are reported in the accompanying financial statements as of March 31, 2017 as “Excess payments to commercial finance company.”

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	June 30,	March 31,
	2017	2017

Payroll and vacation accruals	$656,972	$598,832
Sales commissions	62,369	85,523
Insurance	2,255	3,663
	$721,596	$688,018

Note 8-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $325,208, which represents the net income for the three months ended June 30, 2017.

On May 17, 2017, the Company’s board of directors voted to authorize a $0.25 one-time special cash dividend payable on June 19, 2017, to shareholders of record on the close of business at June 6, 2017. This dividend distribution of $575,867 was the first dividend ever paid by the Company since it became an SEC reporting company.

Accordingly, the Company reported accumulated retained earnings of $12,036,276 as of

June 30, 2017.

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

On July 1, 2015, our Board of Directors granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our then Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options: (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 9 -	2011 EQUITY INCENTIVE PLAN: (continued)

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

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants*
Michael Offerman**	75,000
David Offerman**	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000	***
Eric Hugel	5,000	***

*As of the date hereof, none of the options has been exercised.

**On March 24, 2017, Michael Offerman, our President and Chief Executive Officer, died suddenly. On March 26, 2017, the Board of Directors elected David Offerman to the positions of Chairman of the Board, President and Chief Executive Officer of the Company.

***Options for 1,000 shares vested, options for 4,000 shares not yet vested.

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 31, 2017, in the proxy statement for the Company’s 2017 annual meeting of stockholders.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $81,000 for the three months ended June 30, 2017. For the year ended March 31, 2017, the Company’s contribution was $324,000.

Note 11-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2018	$134,215
2019	183,720
2020	189,200
2021	128,640
$635,775

The rental expense for the three months ended June 30, 2017 was $44,145 and $42,870 for the three months ended June 24, 2016.

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (“UAW”). Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendment Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not been advised by the UAW that the Company has any liability under the Multi-Employer Plan as of the date hereof.

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $23,624 for the three months ended June 30, 2017 and $33,622 for the three months ended June 24, 2016.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 12-	SUBSEQUENT EVENTS:

The Company has evaluated all other subsequent events through August 14, 2017, the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Inventory Valuation:

Raw materials and supplies are stated at cost on an average basis, which does not exceed market value. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

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

Revenue Recognition:

Revenues are recognized at the shipping date of the Company's products. The Company has historically adopted the shipping terms that title merchandise passes to the customer at the shipping point (FOB Shipping Point). At this juncture, title has passed, the Company has recognized the sale, inventory has been relieved, and the customer has been invoiced. The Company does not offer any discounts, credits or other sales incentives. Historically, the Company has had little or no collection issues with customer base.

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

Comparative Analysis-Three Months Ended June 30, 2017 and June 24, 2016

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues
	June 30,		June 24,
	2017		2016

Operating Revenues (in thousands)	$4,993		$4,460

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	67.2%		63.6%
Selling, General and Administrative	18.4%		20.3%
Interest Expense	.2%		.3%
Depreciation and amortization	2.1%		1.9%

TOTAL COSTS AND EXPENSES	87.9%		86.1%

Operating Income	12.1%		13.9%

Other Income	-%		-%

Income (loss) before Income Taxes	12.1%		13.9%

Income Taxes	(5.6%	)	(6.4%	)

Net Income	6.5%		7.5%

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 30, 2017 and June 24, 2016 (continued)

Results of Operations (continued)

Operating revenues for the three months ended June 30, 2017 amounted to $4,992,979, reflecting a 11.9% increase when compared to operating revenues of $4,459,637 for the three months ended June 24, 2016.

Cost of products sold amounted to $3,355,052 for the three months ended June 30, 2017, or 67.2% of operating revenues. This reflected a $521,056 or 18.4% increase in the cost of products sold from $2,833,996 or 63.6% of operating revenues for the three months ended June 24, 2016. The increase in cost of goods sold can be attributed to the corresponding increase in revenues.

Selling, general and administrative expenses were $919,425 or 18.4% of operating revenues for the three months ended June 30, 2017 compared to $906,517 or 20.3% of operating revenues for the three months ended June 24, 2016. This category of expense increased by $12,908 or 1.4% from the prior comparable three-month period. The increase in selling general and administrative expenses was due to recurring factors. Recurring factors included an increase in additional sales management staff and new international distributor representation.

Interest expense was $8,538 for the three months ended June 30, 2017 or .2% of operating revenues. For the fiscal three months ended June 24, 2016, interest expense was $11,512 or .3% of operating revenues. Interest expenses decreased by $2,974 or 25.8% over the comparable prior period. The decrease can be attributed to decreased advances from the commercial financing arrangement during the current quarter.

Depreciation and amortization of $107,300 or 2.1% of operating revenues was reported for the three months ended June 30, 2017 as compared to the three-month period ended June 24, 2016, in which depreciation and amortization of $85,800 or 1.9% of operating revenues was reported.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 30, 2017 and June 24, 2016 (continued)

Results of Operations (continued)

The Company reported net income of $325,208 for the three months ended June 30, 2017 representing basic earnings of $.14 per share as compared to net income of $337,596 or $.15 per share for the three months ended June 24, 2016. The decrease in net income for the current three-month period can be attributed primarily to the increase in purchases of raw materials during the quarter ended June 30, 2017.

 Liquidity and Capital Resources

The Company reported working capital of $12,733,392 as of June 30, 2017 compared to a working capital of $12,980,943 as of March 31, 2017. The decrease in working capital of $247,551 was attributable to the following items:

Net income	$325,208
Depreciation and amortization	107,300
Capital expenditures	(104,191)
Dividend distribution	(575,867)
Other	(1)
$(247,551)

As a result of the above, the current ratio (current assets to current liabilities) was 7.14 to 1 at June 30, 2017 as compared to 9.52 to 1 at March 31, 2017. Current liabilities at June 30, 2017 were $2,073,610 compared to $1,522,944 at March 31, 2017.

For the three months ended June 30, 2017, the Company reported $104,191 in capital expenditures and depreciation of $107,300.

The net income of $325,208 for the three months ended June 30, 2017 resulted in an increase in total stockholders’ equity. On May 17, 2017, the Company’s board of directors voted to authorize a $0.25 one-time special cash dividend payable on June 19, 2017, to shareholders of record on the close of business at

June 6, 2017. This dividend distribution of $575,867 reduced stockholders’ equity to $14,803,884 as compared to total stockholders’ equity of $15,054,544 at March 31, 2017.

The Company has an accounts receivable financing agreement with a commercial finance company whereby it can borrow up to 80 percent of its eligible receivables (as defined in the financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 6% per annum.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 30, 2017 and June 24, 2016 (continued)

 Liquidity and Capital Resources (continued)

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days’ prior notice.

Funds advanced by the commercial finance company are secured by IEH’s accounts receivable and inventories. At June 30, 2017, the Company reported a liability to the commercial finance company of $190,975. The Company reported excess payment to the commercial finance company of $191,430 at March 31, 2017. These excess payments are reported in the accompanying financial statements as “Excess payments to commercial finance company.”

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not been advised by the UAW that the Company has any liability under the Multi-Employer Plan as of the date hereof. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $23,624 and $33,622 for the three months ended June 30, 2017 and June 24, 2016, respectively.

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

Comparative Analysis-Three Months Ended June 30, 2017 and June 24, 2016 (continued)

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

On July 1, 2015, our Board of Directors granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our then Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options: (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

Effective July 15, 2016, the Board of Directors of the Company unanimously voted to increase the number of directors from three to six directors and elected David Offerman as a Class II director and Dr. Sonia Marciano and Eric C. Hugel as Class I Directors.

Effective August 15, 2016, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to each of Dr. Marciano and Mr. Hugel as follows: Each of the new non-management directors will receive a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares will vest immediately (August 15, 2016); (ii) 2,000 shares will vest on August 15, 2017; and (iii) 2,000 shares will vest on August 15, 2018. The stock options (i) have a ten-year term; and (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($5.30). In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 30, 2017 and June 24, 2016 (continued)

Liquidity and Capital Resources (continued)

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants*

Michael Offerman**	75,000
David Offerman**	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000	***
Eric Hugel	5,000	***

*As of the date hereof, none of the options has been exercised.

**On March 24, 2017, Michael Offerman, our President and Chief Executive Officer, died suddenly. On March 26, 2017, the Board of Directors elected David Offerman to the positions of Chairman of the Board, President and Chief Executive Officer of the Company.

***Options for 1,000 shares vested, options for 4,000 shares not yet vested.

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 31, 2017, in the proxy statement for the Company’s 2017 annual meeting of stockholders.

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $81,000 for the three months ended June 30, 2017. For the year ended March 31, 2017, the Company’s contribution was $324,000.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Liquidity and Capital Resources (continued)

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

As of June 30, 2017, our unrestricted cash was $1,025,761 of which 563,637 was in an interest-bearing money market account with and the balance of $462,124 was maintained in non-interest-bearing checking accounts used to pay operating expenses. As of March 31, 2017, our unrestricted cash was $1,210,761 of which $1,138,935 was maintained in an interest-bearing money market account and the balance of $71, 826 was maintained in non-interest bearing checking accounts to pay operating expenses.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 4. Controls and Procedures (continued)

the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,473,976, $1,690,110 and $1,809,555, respectively, for the fiscal years ended March 31, 2017, March 25, 2016 and March 27, 2015 and $325,208 for the quarter ended June 30, 2017. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a commercial finance company whereby we can borrow up to 80 percent of our eligible receivables at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 6% per annum. No assurances can be given that this financing agreement will continue into the future. If we are unable to continue with this agreement, our cash flow might adversely be affected.

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

IEH CORPORATION

PART II: OTHER INFORMATION

Item 1a. Risk Factors (continued)

Risks Related to Our Business (continued)

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 31, 2017 traded as low as $5.25 per share and as high as $6.79 per share. During the three-month period ended June 30, 2017, our common stock traded in the range of $5.89 per share to $6.75 per share. We cannot assure you that your initial investment in our common stock will not decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

IEH CORPORATION

PART II: OTHER INFORMATION

Item 5. Other Information

On May 17, 2017, the Board of Directors of the Company authorized a $0.25 one-time special cash dividend payable on June 19, 2017 to shareholders of record on the close of business of June 6, 2017. This dividend was the first dividend ever paid by the Company since it became a SEC reporting company.

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

*Submitted electronically herewith.

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the three months ended

June 30, 2017 and June 24, 2016; (ii) Balance Sheets as of June 30, 2017 and March 31, 2017; (iii) Statement of Cash Flows for the three months ended June 30, 2017 and June 24, 2016; and (iv) Notes to Financial Statements for the three months ended June 30, 2017.

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

IEH CORPORATION
(Registrant)

August 14, 2017	/s/ David Offerman
David Offerman
President and Chief Executive Officer (Principal Executive Officer)

August 14, 2017	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)