Form 10-Q
period 2017-09-29
IEH CORPORATION
filed 2017-11-13
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of September 29, 2017.

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	39

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	40

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	41

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of September 29, 2017 and March 31, 2017

	September 29,	March 31,
	2017	2017
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$1,306,814	$1,210,761
Accounts receivable, less allowances for doubtful accounts of $11,562 at September 29, 2017 and March 31, 2017	3,129,904	3,107,670
Inventories (Note 3)	9,435,496	8,685,988
Excess payments to commercial finance company (Note 6)	604,334	191,430
Prepaid expenses and other current assets (Note 4)	709,957	1,308,038

Total Current Assets	15,186,505	14,503,887

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $9,259,924 at September 29, 2017 and $9,047,324 at March 31, 2017 (Note 5)	2,039,450	2,019,150
	2,039,450	2,019,150

OTHER ASSETS:
Other assets	54,451	54,451
	54,451	54,451

Total Assets	$17,280,406	$16,577,488

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of September 29, 2017 and March 31, 2017

	Sept. 29,	March 31,
	2017	2017
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$427,770	$235,187
Accrued corporate income taxes	878,378	599,739
Other current liabilities (Note 7)	602,916	688,018
Total Current Liabilities	1,909,064	1,522,944

Total Liabilities	1,909,064	1,522,944

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at September 29, 2017 and March 31, 2017	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	12,603,734	12,286,936

Total Stockholders’ Equity	15,371,342	15,054,544

Total Liabilities and Stockholders’ Equity	17,280,406	16,577,488

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Six and Three Months Ended September 29, 2017 and September 23, 2016

	Six Months Ended		Three Months Ended
	Sept. 29,	Sept. 23,	Sept. 29,	Sept. 23,
	2017	2016	2017	2016

REVENUE, net sales	$11,051,240	$9,719,421	$6,058,261	$5,259,784

COSTS AND EXPENSES

Cost of products sold	6,977,485	6,091,642	3,622,433	3,257,646
Selling, general and administrative	2,029,840	1,821,165	1,110,415	914,648
Interest expense	16,639	37,483	8,101	25,971
Depreciation	212,600	157,800	105,300	72,000
	9,236,564	8,108,090	4,846,249	4,270,265

OPERATING INCOME	1,814,676	1,611,331	1,212,012	989,519

OTHER INCOME	1,326	465	382	249

INCOME BEFORE INCOME TAXES	1,816,002	1,611,796	1,212,394	989,768

PROVISION FOR INCOME TAXES	923,336	737,549	644,936	453,117

NET INCOME	$892,666	$874,247	$567,458	$536,651

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.39	$.38	$.25	$.23

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended September 29, 2017 and September 23, 2016

	Six Months Ended
	Sept. 29,	Sept. 23,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$892,666	$874,247

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	212,600	157,800

Changes in assets and liabilities:
(Increase) in accounts receivable	(22,234)	(65,875)
(Increase) in inventories	(749,508)	(782,120)
(Increase) in excess payments to commercial finance company	(412,904)	(149,849)
(Increase) decrease in prepaid expenses and other current assets	598,082	(293,561)
(Increase) in other assets	—	(23)
Increase in accounts payable	192,583	30,196
Increase (decrease) in other current liabilities	(85,104)	139,064
Increase in accrued corporate taxes	278,639	209,862

Total adjustments	12,154	(754,506)

NET CASH PROVIDED BY OPERATING ACTIVITIES	904,820	119,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(232,900)	(359,313)

NET CASH (USED) BY INVESTING ACTIVITIES	$(232,900)	$(359,313)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Six Months Ended September 29, 2017 and September 23, 2016

	Six Months Ended
	Sept. 29,	Sept. 23,
	2017	2016

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividend	$(575,867)	$—

NET CASH (USED) BY FINANCING ACTIVITIES	$(575,867)	$—

INCREASE (DECREASE) IN CASH	96,053	(239,572)

CASH, beginning of period	1,210,761	1,753,749

CASH, end of period	$1,306,814	$1,514,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the six months for:
Interest	$15,138	$30,420

Income Taxes	$51,147	$808,783

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of September 29, 2017 and September 23, 2016 and for the six months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 29, 2017 and September 23, 2016 and the results of operations and cash flows for the six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 29, 2017, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 31, 2017 has been derived from the audited financial statements at that date.

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

In order to remain competitive, the Company has an internal program to upgrade, add and maintain machinery, review material costs and increase labor force productivity. During the fiscal year ended March 31, 2017, the Company purchased several machines to increase the productivity of certain processes. This will help the Company meet this goal.

Business New Product Development:

The Company is sought after by many of its customers to design and manufacture custom connectors. This has created many new products that are innovative designs and employ new technologies. The Company continues to be successful because of its ability to assist its customers and create a new design, including engineering drawing packages, in a relatively short period of time. The Company will continue to support its customers to the best of its ability.

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

The standard printed circuit board connectors we produce are continually being expanded and utilized in many of the military programs being built today. We have recently received approval for additional products that the Company can offer under the Military Qualified Product Listing “QPL.”

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

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. Revenue transactions represent sales of inventory. The Company has historically adopted the shipping terms that title to merchandise passes to the customer at the shipping point (FOB Shipping Point).

The Company does not offer any discounts, credits or other sales incentives. Historically, the Company believes that it has no collection issues with its customer base.

Revenue is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.
•	Shipment has occurred.
•	The Company’s selling price for its products are fixed and determinable.
•	Collectability is reasonably assured.

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

As of September 29, 2017 and March 31, 2017, the Company had funds on deposit in the amount of $1,076,739 and $1,660,904, in one financial institution comprised of the following:

	Sept. 29, 2017	March 31, 2017

Non-interest-bearing accounts	$387,720	$521,969
Interest bearing account	689,019	1,138,935
	$1,076,739	$1,660,904

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the six months ended September 29, 2017 and September 23, 2016, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the six months ended September 29, 2017 and September 23, 2016, respectively.

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

In addition, the Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of September 29, 2017 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the months ended September 29, 2017 and September 23, 2016, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

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

Inventories were comprised of the following:

	Sept. 29,	March 31,
	2017	2017

Raw materials	$5,717,485	$5,263,317
Work in progress	933,729	859,558
Finished goods	2,784,282	2,563,113
	$9,435,496	$8,685,988

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	Sept. 29,	March 31,
	2017	2017

Prepaid insurance	$37,054	$24,079
Prepaid corporate taxes	661,132	1,282,098
Other current assets	11,771	1,861
	$709,957	$1,308,038

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	Sept. 29,	March 31,
	2017	2017

Computers	$485,014	$444,184
Leasehold improvements	888,488	878,888
Machinery and equipment	6,123,645	6,079,401
Tools and dies	3,614,106	3,484,307
Furniture and fixture	179,071	170,644
Website development cost	9,050	9,050
	11,299,374	11,066,474
Less: accumulated depreciation and amortization	(9,259,924)	(9,047,324)
	$2,039,450	$2,019,150

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

At September 29, 2017, the Company had reported excess payments to the commercial finance company of $604,334. As of March 31, 2017, the Company had reported excess payments to the commercial finance company of $191,430. These excess payments are reported in the accompanying financial statements as of September 29, 2017 and March 31, 2017 as “Excess payments to commercial finance company.”

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	Sept. 29,	March 31,
	2017	2017

Payroll and vacation accruals	$495,620	$598,832
Sales commissions	54,520	85,523
Insurance	52,776	3,663
	$602,916	$688,018

Note 8-	CHANGES IN STOCKHOLDERS’ EQUITY:

The accumulated retained earnings increased by $892,666, which represents the net income for the six months ended September 29, 2017.

On May 17, 2017, the Company’s board of directors voted to authorize a $0.25 one-time special cash dividend payable on June 19, 2017, to shareholders of record on the close of business at June 6, 2017. This dividend distribution of $575,867 was the first dividend ever paid by the Company since it became an SEC reporting company.

Accordingly, the Company reported accumulated retained earnings of $12,603,734 as of September 29, 2017.

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

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants*

Michael Offerman**	75,000
David Offerman**	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000***
Eric Hugel	5,000***

*As of the date hereof, none of the options has been exercised.

**On March 24, 2017, Michael Offerman, our President and Chief Executive Officer, died suddenly. On March 26, 2017, the Board of Directors elected David Offerman to the positions of Chairman of the Board, President and Chief Executive Officer of the Company.

***Options for 3,000 shares vested, options for 2,000 shares not yet vested.

 The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 31, 2017, in the proxy statement for the Company’s 2017 annual meeting of stockholders.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $162,000 for the six months ended September 29, 2017. For the year ended March 31, 2017, the Company’s contribution was $324,000.

Note 11-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2018	$88,290
2019	183,720
2020	189,200
2021	128,640
$589,850

The rental expense for the six months ended September 29, 2017 was $88,290 and $85,740 for the six months ended September 23, 2016.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $58,652 and $65,265 for the six months ended September 29, 2017 and September 23, 2016.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 12-	SUBSEQUENT EVENTS:

The Company has evaluated all other subsequent events through November 13, 2017, the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. Revenue transactions represent sales of inventory. The Company has historically adopted the shipping terms that title to merchandise passes to the customer at the shipping point (FOB Shipping Point).

The Company does not offer any discounts, credits or other sales incentives. Historically, the Company believes that it has no collection issues with its customer base.

Revenue is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.
•	Shipment has occurred.
•	The Company’s selling price for its products are fixed and determinable.
•	Collectability is reasonably assured.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The Company did not expend any funds on, nor receiving any revenues related to, customer sponsored research and development activities, relating to the development of new designs, techniques and the improvement of existing designs, for the six and three months ended September 29, 2017 and September 23, 2016, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

Comparative Analysis-Six Months Ended September 29, 2017 and September 23, 2016

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	Sept. 29,	Sept. 23,
	2017	2016

Operating Revenues (in thousands)	$11,051	$9,719

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	63.14%	62.67%
Selling, General and Administrative	18.37%	18.74%
Interest Expense	.15%	.39%
Depreciation and amortization	1.92%	1.62%

TOTAL COSTS AND EXPENSES	83.58%	83.42%

Operating Income	16.42%	16.58%

Other Income	.01%	—

Income (loss) before Income Taxes	16.43%	16.58%

Income Taxes	(8.36%)	(7.59%)

Net Income	8.07%	8.99%

Operating revenues for the six months ended September 29, 2017 amounted to $11,051,240 reflecting a 13.70% increase versus $9,719,421 for the six months ended September 23, 2016. The $1,331,819 increase in revenues can be attributed to increased marketing efforts and sales management support, along with successful penetration into new markets and continued cultivation of our existing customer base.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Six Months Ended September 29, 2017 and September 23, 2016 (continued)

Results of Operations (continued)

Cost of products sold were $6,977,485 for the six months ended September 29, 2017, or 63.14% of operating revenues. This reflected a $885,843 or 14.54% increase in the cost of products sold from $6,091,642 or 62.67% of operating revenues for the six months ended September 23, 2016. The increase in cost of products sold can be attributed to the increase necessary to support the increase in sales.

Selling, general and administrative expenses were $2,029,840 or 18.37% of operating revenues for the six months ended September 29, 2017 compared to $1,821,165 or 18.74% of operating revenues for the six months ended September 23, 2016. This category of expense increased by $208,675 or 11.46% from the prior fiscal year’s six-month period. The increase can be attributed to an increase in sales support and operating expenses.

Interest expense was $16,639 for the six months ended September 29, 2017 or .15% of operating revenues. For the fiscal six months ended September 23, 2016, interest expense was $37,483 or .39% of operating revenues. The decrease can be attributed to a reduction in borrowing from our commercial financial company.

Depreciation and amortization of $212,600 or 1.92% of operating revenues was reported for the six months ended September 29, 2017 as compared to the six-month period ended September 23, 2016 of $157,800 or 1.62% of operating revenues.

The Company reported net income of $892,666 for the six months ended September 29, 2017 representing basic earnings of $.39 per share as compared to net income of $874,247 or $.38 per share for the six months ended September 23, 2016. The net increase in income for the current six-month period can be attributed to a combination of the above factors.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended September 29, 2017 and September 23, 2016

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	Sept. 29,		Sept.23,
	2017		2016

Operating Revenues (in thousands)	$6,058		$5,260

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	59.79%		61.93%
Selling, General and Administrative	18.33%		17.39%
Interest Expense	.13%		.49%
Depreciation and amortization	1.74%		1.37%

TOTAL COSTS AND EXPENSES	79.99%		81.18%

Operating Income	20.01%		18.82%

Other Income	.01%		—

Income (loss) before Income Taxes	20.02%		18.82%

Income Taxes	(10.65%	)	(8.61%	)

Net Income	9.37%		10.21%

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended September 29, 2017 and September 23, 2016 (continued)

Results of Operations (continued)

Operating revenues for the three months ended September 29, 2017 amounted to $6,058,261, reflecting a 15.18% increase when compared to revenues of $5,259,784 for the three months ended September 23, 2016. The increase was due to increased marketing efforts during the quarter.

Cost of products sold were $3,622,433 for the three months ended September 23, 2016, or 59.79% of operating revenues. This reflected a $364,787 or 11.20% increase in the cost of products sold from $3,257,646 or 61.93% of operating revenues for the three months ended September 23, 2016. The increase reflects the increased costs related to increased sales.

Selling, general and administrative expenses were $1,110,415 or 18.33% of operating revenues for the three months ended September 29, 2017 compared to $914,648 or 17.39% of operating revenues for the three months ended September 23, 2016. This category of expense increased by $195,767 or 21.4% from the prior comparable three-month period. The increase in this category of expenses was primarily due to an increase in sales support and operating expenses.

Interest expense was $8,101 for the three months ended September 29, 2017 or .13% of operating revenues. For the fiscal three months ended September 23, 2016, interest expense was $25,971 or .49% of operating revenues. Interest expenses decreased by $17,870 or 68.81% over the comparable prior period. The decrease can be attributed to a decrease in borrowing during the quarter.

Depreciation and amortization of $105,300 or 1.74% of operating revenues was reported for the three months ended September 29, 2017 as compared to the three-month period ended September 23, 2016, in which depreciation and amortization of $72,000 or 1.37% of operating revenues was reported.

The Company reported net income of $567,458 for the three months ended September 29, 2017 representing basic earnings of $.25 per share as compared to net income of $536,651or $.23 per share for the three months ended September 23, 2016. The increase in net income for the current three-month period can be attributed primarily to the increase in sales due to increased marketing efforts.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company reported working capital of $13,277,441 as of September 29, 2017, compared to a working capital of $12,980,943 as of March 31, 2017. The increase in working capital of $296,498 was attributable to the following items:

Net income	$892,666
Depreciation and amortization	212,600
Capital expenditures	(232,900)
Dividend distribution	(575,867)
Other	(1)
$296,498

As a result of the above, the current ratio (current assets to current liabilities) was 7.95 to 1 at September 29, 2017 as compared to 9.52 to 1 at March 31, 2017. Current liabilities at September 29, 2017 were $1,909,064 compared to $1,522,944 at March 31, 2017.

For the six months ended September 29, 2017, the Company reported $232,900 in capital expenditures and depreciation of $212,600.

The net income of $892,666 for the six months ended September 29, 2017 resulted in an increase in total stockholders’ equity.

On May 17, 2017, the Company’s board of directors voted to authorize a $0.25 one-time special cash dividend payable on June 19, 2017, to shareholders of record on the close of business at

June 6, 2017. This dividend distribution of $575,867 reduced stockholders’ equity to $15,371,342 as compared to total stockholders’ equity of $15,054,544 at March 31, 2017.

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

Funds advanced by the commercial finance company are secured by IEH’s accounts receivable and inventories. At September 29, 2017, the Company reported excess payments to the commercial finance company of $604,334. The Company reported excess payment to the commercial finance company of $191,430 at

March 31, 2017. These excess payments are reported in the accompanying financial statements as “Excess payments to commercial finance company.”

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the 1990 Act, the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these are contingent upon termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not been advised by the UAW that the Company has any liability under the Multi-Employer Plan as of the date hereof. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $58,652 and $65,265 for the six months ended September 29, 2017 and September 23, 2016, respectively.

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

Options granted to employees under the 2011 Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not qualify (non-qualified stock options)

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

On July 1, 2015, our Board of Directors granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our then Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, were granted 5,000 options. The stock options: (i) have a ten-year term; (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman has an exercise price equal to 110% of such fair market value because he owns ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants*

Michael Offerman**	75,000
David Offerman**	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000***
Eric Hugel	5,000***

*As of the date hereof, none of the options has been exercised.

**On March 24, 2017, Michael Offerman, our President and Chief Executive Officer, died suddenly. On March 26, 2017, the Board of Directors elected David Offerman to the positions of Chairman of the Board, President and Chief Executive Officer of the Company.

***Options for 3,000 shares vested, options for 2,000 shares not yet vested.

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 31, 2017, in the proxy statement for the Company’s 2017 annual meeting of stockholders.

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $162,000 for the six months ended September 29, 2017. For the year ended March 31, 2017, the Company’s contribution was $324,000.

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

As of September 29, 2017, our unrestricted cash was $1,306,814 of which $689,020 was in an interest-bearing money market account with and the balance of $617,794 was maintained in non-interest-bearing checking accounts used to pay operating expenses. As of March 31, 2017, our unrestricted cash was $1,210,761 of which $1,138,935 was maintained in an interest-bearing money market account and the balance of $71, 826 was maintained in non-interest-bearing checking accounts to pay operating expenses.

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

the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) during the quarter ended September 29, 2017 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,473,976, $1,690,110 and $1,809,555, respectively, for the fiscal years ended March 31, 2017, March 25, 2016 and March 27, 2015 and $892,666 for the quarter ended September 29, 2017. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 31, 2017 traded as low as $5.25 per share and as high as $6.79 per share. During the six-month period ended September 29, 2017, our common stock traded in the range of $5.89 per share to $6.78 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

On August 8, 2017, the Company filed a report on Form 8-K announcing that the Company received a letter from Jerome Rosenberg CPA, P.C. (“Rosenberg”) notifying David Offerman, President and Chief Executive Officer the Company that Rosenberg had resigned as the Company’s independent registered public accounting firm, effective immediately.

The Form 8-K also stated that Rosenberg’s reports on the Company’s financial statements for the year ended March 31, 2017 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Rosenberg’s resignation was not the result of any disagreement between the Company and Rosenberg on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

The Form 8-K also stated that the Board of Directors of the Company is in the process of engaging a new independent registered public accounting firm responsible for auditing its financial statements and upon completion of such process will report such new engagement on Form 8-K.

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

*Submitted electronically herewith

IEH CORPORATION

PART II: OTHER INFORMATION (continued)

Item 6. Exhibits (continued)

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the six months ended

September 29, 2017 and September 23, 2016; (ii) Balance Sheets as of September 29, 2017 and March 31, 2017; (iii) Statement of Cash Flows for the six months ended September 29, 2017 and September 23, 2016; and (iv) Notes to Financial Statements for the six months ended September 29, 2017.

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

Form 8-K, dated August 8, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

November 13, 2017	/s/ David Offerman
David Offerman
President and Chief Executive Officer (Principal Executive Officer)

November 13, 2017	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)