Form 10-Q
period 2017-12-29
IEH CORPORATION
filed 2018-02-09
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2017

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

2,303,468 shares of Common Shares, par value $.01 per share, were outstanding as of December 29, 2017.

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	41

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	42

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	43

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 29, 2017 and March 31, 2017

	December 29,	March 31,
	2017	2017
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$1,859,033	$1,210,761
Accounts receivable, less allowances for doubtful accounts of $11,562 at December 29, 2017 and March 31, 2017	3,304,020	3,107,670
Inventories (Note 3)	10,407,402	8,685,988
Excess payments to commercial finance company (Note 6)	—	191,430
Prepaid expenses and other current assets (Note 4)	417,833	1,308,038

Total Current Assets	15,988,288	14,503,887

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $9,365,224 at December 29, 2017 and $9,047,324 at March 31, 2017 (Note 5)	2,029,355	2,019,150
	2,029,355	2,019,150

OTHER ASSETS:
Other assets	54,451	54,451
	54,451	54,451

Total Assets	$18,072,094	$16,577,488

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of December 29, 2017 and March 31, 2017

	Dec. 29,	March 31,
	2017	2017
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$321,649	$235,187
Due to commercial financing company (Note6)	479,250	—
Accrued corporate income taxes	528,027	599,739
Other current liabilities (Note 7)	894,120	688,018
Total Current Liabilities	2,223,046	1,522,944

Total Liabilities	2,223,046	1,522,944

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at December 29, 2017 and March 31, 2017	23,035	23,035
Capital in excess of par value	2,744,573	2,744,573
Retained earnings (Note 8)	13,081,440	12,286,936

Total Shareholders’ Equity	15,849,048	15,054,544

Total Liabilities and Shareholders’ Equity	$18,072,094	$16,577,488

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Nine and Three Months Ended December 29, 2017 and December 23, 2016

	Nine Months Ended		Three Months Ended
	Dec. 29,	Dec. 23,	Dec. 29,	Dec. 23,
	2017	2016	2017	2016

REVENUE, net sales	$16,283,973	$14,522,800	$5,232,733	$4,803,379

COSTS AND EXPENSES

Cost of products sold	10,481,129	9,272,365	3,503,644	3,180,723
Selling, general and administrative	2,936,390	2,734,868	906,550	913,703
Interest expense	25,095	45,042	8,457	7,559
Depreciation	317,900	243,900	105,300	86,100
	13,760,514	12,296,175	4,523,951	4,188,085

OPERATING INCOME	2,523,459	2,226,625	708,782	615,294

OTHER INCOME	2,092	723	766	258

INCOME BEFORE INCOME TAXES	2,525,551	2,227,348	709,548	615,552

PROVISION FOR INCOME TAXES	1,155,178	1,030,323	231,842	292,774

NET INCOME	$1,370,373	$1,197,025	$477,706	$322,778

BASIC AND DILUTED EARNINGS PER SHARE (Note 2)	$.59	$.52	$.21	$.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,303	2,303	2,303	2,303

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended December 29, 2017 and December 23, 2016

	Nine Months Ended
	Dec. 29,	Dec. 23,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,370,373	$1,197,025

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	317,900	243,900

Changes in assets and liabilities:
(Increase) in accounts receivable	(196,350)	(223,318)
(Increase) in inventories	(1,721,414)	(1,275,461)
Decrease in excess payments to commercial finance company	191,430	81,869
(Increase) decrease in prepaid expenses and other current assets	890,205	(79,665)
(Increase) in other assets	—	(88)
Increase (decrease) in accounts payable	86,462	(29,045)
Increase (decrease) in other current liabilities	206,100	(14,704)
Increase (decrease) in accrued corporate taxes	(71,712)	191,035

Total adjustments	(297,379)	(1,105,477)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,072,994	91,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(328,105)	(459,414)

NET CASH (USED) BY INVESTING ACTIVITIES	$(328,105)	$(459,414)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Nine Months Ended December 29, 2017 and December 23, 2016

	Nine Months Ended
	Dec. 29,	Dec. 23,
	2017	2016

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity in due to commercial financing company	$479,250	$—
Payment of dividend	(575,867)	—

NET CASH (USED) BY FINANCING ACTIVITIES	$(96,617)	$—

INCREASE (DECREASE) IN CASH	648,272	(367,866)

CASH, beginning of period	1,210,761	1,753,749

CASH, end of period	$1,859,033	$1,385,883

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the six months for:
Interest	$19,638	$43,485

Income Taxes	$326,182	$942,151

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of December 29, 2017 and December 23, 2016 and for the three and nine months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 29, 2017 and December 23, 2016 and the results of operations and cash flows for the nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended December 29, 2017, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 31, 2017 has been derived from the audited financial statements at that date.

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

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. Revenue transactions represent sales of inventory. The Company has historically adopted shipping terms that title to merchandise passes to the customer at the shipping point (FOB Shipping Point).

Revenue is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exits
•	Shipment has occurred
•	The Company’s selling price for its products are fixed and determinable
•	Collectability is reasonable assured

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

Inventories:

Inventories are stated at an average cost on a first-in, first-out basis, which does not exceed market value.

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

Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Deposit Insurance Corporation (FDIC) will permanently insure all accounts maintained with each financial institution up to $250,000 in the aggregate.

As of December 29, 2017 and March 31, 2017, the Company had funds on deposit in the amount of $2,066,520 and $1,660,904, in one financial institution comprised of the following:

	Dec. 29, 2017	March 31, 2017

Non-interest-bearing accounts	$726,734	$521,969
Interest bearing account	1,339,786	1,138,935
	$2,066,520	$1,660,904

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the nine months ended December 29, 2017 and December 23, 2016, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the nine months ended December 29, 2017 and December 23, 2016, respectively.

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

In addition, the Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of December 29, 2017 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the nine months ended December 29, 2017 and December 23, 2016, respectively, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

Note 3-	INVENTORIES:

Inventories are stated at average cost, on a first in first out basis, which does not exceed market value.

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3 -	INVENTORIES: (continued)

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

Inventories were comprised of the following:

	Dec. 29,	March 31,
	2017	2017

Raw materials	$6,306,416	$5,263,317
Work in progress	1,029,908	859,558
Finished goods	3,071,078	2,563,113
	$10,407,402	$8,685,988

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	Dec. 29,	March 31,
	2017	2017

Prepaid insurance	$36,901	$24,079
Prepaid corporate taxes	380,792	1,282,098
Other current assets	140	1,861
	$417,833	$1,308,038

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	Dec. 29,	March 31,
	2017	2017

Computers	$486,457	$444,184
Leasehold improvements	888,488	878,888
Machinery and equipment	6,187,980	6,079,401
Tools and dies	3,643,533	3,484,307
Furniture and fixture	179,071	170,644
Website development cost	9,050	9,050
	11,394,579	11,066,474
Less: accumulated depreciation and amortization	(9,365,224)	(9,047,324)
	$2,029,355	$2,019,150

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

At December 29, 2017, the Company had reported a liability to the commercial finance company of $479,250. As of March 31, 2017, the Company had reported excess payments to the commercial finance company of $191,430. These excess payments are reported in the accompanying financial statements as of March 31, 2017 as “Excess payments to commercial finance company.”

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	Dec. 29,	March 31,
	2017	2017

Payroll and vacation accruals	$765,162	$598,832
Sales commissions	76,692	85,523
Insurance	52,266	3,663
	$894,120	$688,018

Note 8-	CHANGES IN SHAREHOLDERS’ EQUITY:

The accumulated retained earnings increased by $1,370,373, which represents the net income for the nine months ended December 29, 2017.

On May 17, 2017, the Company’s board of directors voted to authorize a $0.25 one-time special cash dividend payable on June 19, 2017, to shareholders of record on the close of business at June 6, 2017. This dividend distribution of $575,867 was the first dividend ever paid by the Company since it became an SEC reporting company.

Accordingly, the Company reported accumulated retained earnings of $13,081,440 as of December 29, 2017.

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

Effective August 15, 2016, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to each of Dr. Marciano and Mr. Hugel as follows: Each of the new non-management directors will receive a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares vested immediately (August 15, 2016); (ii) 2,000 shares vested on August 15, 2017; and (iii) 2,000 shares will vest on August 15, 2018. The stock options: (i) have a ten-year term; and (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($5.30). In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

***Options for 3,000 shares were vested, options for 2,000 shares have not yet vested.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 9 -	2011 EQUITY INCENTIVE PLAN: (continued)

The following table shows the option activity for the fiscal year ended March 31, 2017 and the current nine months ended December 29, 2017.

		Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)
Outstanding at the Beginning of the Year	3/25/2016	245,000	$6.18	9.27
Granted	8/15/2016	10,000	$5.30	10.00
Exercised		0
Forfeited of Expired		0
Outstanding at the End of the Year	3/31/2017	255,000	$6.15	8.82
Fully Vested		247,000	$6.05
Exercisable at the End of the Year
March 31 2017		247,000
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82
Granted		0
Exercised		0
Forfeited of Expired		0
Outstanding at the End of Nine Months	9/29/2017	255,000	$6.15	8.32
Fully Vested		251,000	$6.02
Exercisable at the End of Nine Months
December 29 2017		251,000

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 30, 2018, in the proxy statement for the Company’s 2018 annual meeting of shareholders.

Note 10-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $243,000 for the nine months ended December 29, 2017. For the year ended March 31, 2017, the Company’s contribution was $324,000.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 11-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2018	$45,480
2019	183,720
2020	189,200
2021	128,640
$547,040

The rental expense for the nine months ended December 29, 2017 was $132,880 and $129,035 for the nine months ended December 23, 2016.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits. Based upon the Plan’s information and data as of December 31, 2016 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), the Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2016 is fully funded. The Plan’s information and data for the year ending December 31, 2017 is not yet available. As of the date hereof, the Company expects that its proportional share of the 2017 liability will also be fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $111,038 and $87,687 for the nine months ended December 29, 2017 and December 23, 2016, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 12-	SUBSEQUENT EVENTS:

The Company has evaluated all other subsequent events through February 9, 2018, the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Inventory Valuation:

Raw materials and supplies are stated at average cost on a first in first out basis, which does not exceed market value. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or market. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

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

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. Revenue transactions represent sales of inventory. The Company has historically adopted shipping terms that title to merchandise passes to the customer at the shipping point (FOB Shipping Point).

Revenue is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exits
•	Shipment has occurred
•	The Company’s selling price for its products are fixed and determinable
•	Collectability is reasonable assured

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The Company did not expend any funds on, nor receiving any revenues related to, customer sponsored research and development activities, relating to the development of new designs, techniques and the improvement of existing designs, for the nine and three months ended December 29, 2017 and December 23, 2016, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

Comparative Analysis-Nine Months Ended December 29, 2017 and December 23, 2016

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	Dec. 29,		Dec. 23,
	2017		2016

Operating Revenues (in thousands)	$16,284		$14,523

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	64.36%		63.85%
Selling, General and Administrative	18.03%		18.83%
Interest Expense	.15%		.31%
Depreciation and amortization	1.95%		1.68%

TOTAL COSTS AND EXPENSES	84.49%		84.67%

Operating Income	15.51%		15.33%

Other Income	.01%		—

Income before Income Taxes	15.52%		15.33%

Income Taxes	(7.09%	)	(7.09%	)

Net Income	8.43%		8.24%

Operating revenues for the nine months ended December 29, 2017 amounted to $16,283,973 reflecting a 12.13% increase versus $14,522,800 for the nine months ended December 23, 2016. The $1,761,173 increase in revenues can be attributed to increased marketing efforts and sales management support, along with successful penetration into new markets and continued cultivation of our existing customer base.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis - Nine Months Ended December 29, 2017 and December 23, 2016 (continued)

Results of Operations (continued)

Cost of products sold were $10,481,129 for the nine months ended December 29, 2017, or 64.36% of operating revenues. This reflected a $1,208,764 or 13.04% increase in the cost of products sold from $9,272,365 or 63.85% of operating revenues for the nine months ended December 23, 2016. The increase in cost of products sold can be attributed to the increase necessary to support the increase in sales.

Selling, general and administrative expenses were $2,936,390 or 18.03% of operating revenues for the nine months ended December 29, 2017 compared to $2,734,868 or 18.83% of operating revenues for the nine months ended December 23, 2016. This category of expense increased by $201,522 or 7.37% from the prior fiscal year’s nine-month period. The increase can be attributed to an increase in sales support and operating expenses.

Interest expense was $25,095 for the nine months ended December 29, 2017 or .15% of operating revenues. For the fiscal nine months ended December 23, 2016, interest expense was $45,042 or .31% of operating revenues. The decrease can be attributed to a reduction in borrowing from our commercial financial company during the current nine-month period.

Depreciation and amortization of $317,900 or 1.95% of operating revenues was reported for the nine months ended December 29, 2017 as compared to the nine-month period ended December 23, 2016 of $243,900 or 1.68% of operating revenues.

The Company reported net income of $1,370,373 for the nine months ended December 29, 2017 representing basic earnings of $.59 per share as compared to net income of $1,197,025 or $.52 per share for the nine months ended December 23, 2016. The net increase in income for the current nine-month period can be attributed to a combination of the above factors.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended December 29, 2017 and December 23, 2016

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	Dec. 29,		Dec. 23,
	2017		2016

Operating Revenues (in thousands)	$5,233		$4,803

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	66.96%		66.22%
Selling, General and Administrative	17.32%		19.02%
Interest Expense	.16%		.16%
Depreciation and amortization	2.01%		1.79%

TOTAL COSTS AND EXPENSES	86.45%		87.19%

Operating Income	13.55%		12.81%

Other Income	.01%		—

Income before Income Taxes	13.56%		12.81%

Income Taxes	(4.43%	)	(6.10%	)

Net Income	9.13%		6.71%

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended December 29, 2017 and December 23, 2016 (continued)

Results of Operations (continued)

Operating revenues for the three months ended December 29, 2017 amounted to $5,232,733 reflecting a 8.94% increase when compared to revenues of $4,803,379 for the three months ended December 23, 2016. The increase was due to increased marketing efforts during the quarter.

Cost of products sold were $3,503,644 for the three months ended December 29, 2017, or 66.96% of operating revenues. This reflected a $322,921 or 10.15% increase in the cost of products sold from $3,180,723 or 66.22% of operating revenues for the three months ended December 23, 2016. The increase reflects the increased costs related to increased sales.

Selling, general and administrative expenses were $906,550 or 17.32% of operating revenues for the three months ended December 29, 2017 compared to $913,703 or 19.02% of operating revenues for the three months ended December 23, 2016. This category of expense decreased minimally by $7,153 or .1% from the prior comparable three-month period.

Interest expense was $8,457 for the three months ended December 29, 2017 or .16% of operating revenues. For the fiscal three months ended December 23, 2016, interest expense was $7,559 or .16% of operating revenues. Interest expenses increased by $898 or 11.88% over the comparable prior period. The increase can be attributed to an increase in borrowing during the current quarter.

Depreciation and amortization of $105,300 or 2.01% of operating revenues was reported for the three months ended December 29, 2017 as compared to the three-month period ended December 23, 2016, in which depreciation and amortization of $86,100 or 1.79% of operating revenues was reported.

The Company reported net income of $477,706 for the three months ended December 29, 2017 representing basic earnings of $.21 per share as compared to net income of $322,778 or $.14 per share for the three months ended December 23, 2016. The increase in net income for the current three-month period can be attributed primarily to the increase in sales due to increased marketing efforts.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company reported working capital of $13,765,242 as of December 29, 2017, compared to a working capital of $12,980,943 as of March 31, 2017. The increase in working capital of $784,299 was attributable to the following items:

Net income	$1,370,373
Depreciation and amortization	317,900
Capital expenditures	(328,105)
Dividend distribution	(575,867)
Other	(2)
$784,299

As a result of the above, the current ratio (current assets to current liabilities) was 7.19 to 1 at December 29, 2017 as compared to 9.52 to 1 at March 31, 2017. Current liabilities at December 29, 2017 were $2,223,046 compared to $1,522,944 at March 31, 2017.

For the nine months ended December 29, 2017, the Company reported $328,105 in capital expenditures and depreciation of $317,900.

The net income of $1,370,373 for the nine months ended December 29, 2017 resulted in an increase in total shareholders’ equity.

On May 17, 2017, the Company’s Board of Directors voted to authorize a $0.25 one-time special cash dividend payable on June 19, 2017, to shareholders of record on the close of business at June 6, 2017. This dividend distribution of $575,867 reduced shareholders’ equity to $15,849,048 as of December 29, 2017 as compared to total shareholders’ equity of $15,054,544 at March 31, 2017.

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

Funds advanced by the commercial finance company are secured by IEH’s accounts receivable and inventories. At December 29, 2017, the Company reported a liability to the commercial finance company of $479,250. The Company reported excess payment to the commercial finance company of $191,430 at March 31, 2017. These excess payments are reported in the accompanying financial statements as “Excess payments to commercial finance company.”

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

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits. Based upon the Plan’s information and data as of December 31, 2016 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), the Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2016 is fully funded. The Plan’s information and data for the year ending December 31, 2017 is not yet available. As of the date hereof, the Company expects that its proportional share of the 2017 liability will also be fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $111,038 and $87,687 for the nine months ended December 29, 2017 and December 30, 2016, respectively.

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

Effective August 15, 2016, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to each of Dr. Marciano and Mr. Hugel as follows: Each of the new non-management directors will receive a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares vested immediately (August 15, 2016); (ii) 2,000 shares vested on August 15, 2017; and (iii) 2,000 shares will vest on August 15, 2018. The stock options (i) have a ten-year term; and (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($5.30). In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

***Options for 3,000 shares were vested, options for 2,000 shares have not yet vested.

The following table shows the option activity for the fiscal year ended March 31, 2017 and the current nine months ended December 29, 2017.

		Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)
Outstanding at the Beginning of the Year	3/25/2016	245,000	$6.18	9.27
Granted	8/15/2016	10,000	$5.30	10.00
Exercised		0
Forfeited of Expired		0
Outstanding at the End of the Year	3/31/2017	255,000	$6.15	8.82
Fully Vested		247,000	$6.05
Exercisable at the End of the Year
March 31 2017		247,000
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82
Granted		0
Exercised		0
Forfeited of Expired		0
Outstanding at the End of Nine Months	9/29/2017	255,000	$6.15	8.32
Fully Vested		251,000	$6.02
Exercisable at the End of Nine Months
December 29 2017		251,000

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 30, 2018, in the proxy statement for the Company’s 2018 annual meeting of shareholders.

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $243,000 for the nine months ended December 29, 2017. For the year ended March 31, 2017, the Company’s contribution was $324,000.

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

As of December 29, 2017, our unrestricted cash per the Company’s books was $1,859,033 of which $1,339,786 was in an interest-bearing money market account with and the balance of $519,247 was maintained in non-interest-bearing checking accounts used to pay operating expenses. As of March 31, 2017, our unrestricted cash per the Company’s books was $1,210,761 of which $1,138,935 was maintained in an interest-bearing money market account and the balance of $71,826 was maintained in non-interest-bearing checking accounts to pay operating expenses.

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

the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met. In connection with their review and assessment of our disclosure controls and procedures, the Company has retained the services of an outside consultant to further assist management in its annual evaluation of such controls and procedures. There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the quarter ended December 29, 2017 that have been materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $1,473,976, $1,690,110 and $1,809,555, respectively, for the fiscal years ended March 31, 2017, March 25, 2016 and March 27, 2015 and $1,370,373 for the nine months ended December 29, 2017. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 31, 2017 traded as low as $5.25 per share and as high as $6.79 per share. During the nine-month period ended December 29, 2017, our common stock traded in the range of $5.89 per share to $8.89 per share. We cannot assure you that your initial investment in our common stock will not decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

 IEH CORPORATION

PART II: OTHER INFORMATION

Item 5. Other Information

On May 22, 2017, the Company filed a report on Form 8-K announcing that on May 17, 2017, the Board of Directors of the Company authorized a $0.25 one-time special cash dividend payable on June 19, 2017 to shareholders of record on the close of business of June 6, 2017. This dividend was the first dividend ever paid by the Company since it became a SEC reporting company.

On June 7, 2017, the Company filed a report on Form 8-K announcing that on June 7, 2017, David Offerman, President and Chief Executive Officer of the Company was scheduled to speak at the L.D. Micro Conference 2017. A copy of the power point presentation delivered and used at the conference was attached as an exhibit.

On August 16, 2017, the Company filed a report on Form 8-K announcing that on August 8, 2017, the Company filed a report on Form 8-K announcing that the Company received a letter from Jerome Rosenberg CPA, P.C. (“Rosenberg”) notifying David Offerman, President and Chief Executive Officer of the Company, that Rosenberg had resigned as the Company’s independent registered public accounting firm, effective immediately.

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

On November 24, 2017, the Company filed a report on Form 8-K announcing the results of the matters voted on by the shareholders at the 2017 Annual Meeting. In addition, IEH announced that the Board of Directors ratified the engagement of Manuel Reina CPA, as the Company’s new independent registered public accounting firm.

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

IEH CORPORATION

PART II: OTHER INFORMATION (continued)

Item 6. Exhibits (continued)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Label Document*

*Submitted electronically herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the nine months ended

December 29, 2017 and December 30, 2016; (ii) Balance Sheets as of December 29, 2017 and March 31, 2017; (iii) Statement of Cash Flows for the nine months ended December 29, 2017 and December 30, 2016; and (iv) Notes to Financial Statements for the nine months ended December 29, 2017.

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

Form 8-K, dated November 24, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

February 9, 2018	/s/ David Offerman
David Offerman
President and Chief Executive Officer (Principal Executive Officer)

February 9, 2018	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)