Form 10-K
period 2018-03-30
IEH CORPORATION
filed 2018-07-12
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 30, 2018.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to _____.

Commission File Number   0-5278

IEH CORPORATION

(Name of Small Business Issuer in Its Charter)

NEW YORK	13-5549348
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

140 58th Street, Suite 8E
Brooklyn, NY 11220	(718) 492-4440
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
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
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 29, 2017): $9,049,445.73.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On July 11, 2018, the Registrant had 2,323,468 shares of common stock issued and outstanding.

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

FOR THE YEAR ENDED MARCH 30, 2018

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

The Company has developed a web site that reflects the standard catalog items produced along with custom offerings. New product lines currently under development will be added later this year. You can view it by going to: http://www.iehcorp.com.

The Company designs, develops and manufactures printed circuit board connectors and custom interconnects for high performance applications. All of our connectors utilize the HYPERBOLOID contact design, a rugged, high-reliability contact system ideally suited for high-stress environments. We are the only independent producer of HYPERBOLOID printed circuit board connectors in the United States.

Our customers consist of OEMs (Original Equipment Manufacturers) and distributors who resell our products to OEMs. We sell our products directly and through 25 independent sales representatives and distributors located in all regions of the United States, Canada, the European Union, Southeast Asia, Central Asia and the Middle East.

The customers we service are in the Military, Aerospace, Space, Medical, Oil and Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial aerospace and military markets were 35% and 45%, respectively, of the Company’s net sales for the year ended March 30, 2018. Our offering of “QPL” items has recently been expanded to include additional products.

In order to remain competitive, the Company has an internal program to upgrade, add and maintain machinery, review material costs and increase labor force productivity. We recently purchased several machines to increase the productivity of certain processes. This will help us meet this goal.

Index

IEH CORPORATION

PART I

Item 1.        Business (continued)

Business New Product Development

The Company is sought after by many of its customers to design and manufacture custom connectors. This has created many new products that are innovative designs and employ new technologies. The Company continues to be successful because of its ability to assist its customers and create new designs, including engineering drawing packages, in a relatively short period of time. We will continue to support our customers to the best of our ability.

A recent product line featuring high-speed connectors has been added to the Company’s product offering. The Company is beginning to recognize meaningful revenue from this product line and we expect it to grow in the coming years.

The standard printed circuit board connectors we produce are continually being expanded and utilized in many of the military programs being built today. We have recently received approval for additional products that we can offer under the Military Qualified Product Listing “QPL.”

Commitments

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (the “Union”). Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under such Plan were $151,314 for the year ended March 30, 2018 and $134,843 for the year ended March 31, 2017.

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

The Company is continuously experimenting with innovative connection designs, which may cause it to alter its marketing plans in the future if a market should develop for any of its current or future innovative designs. The Company is continually reviewing product lines being sold in the connector and interconnect marketplace. We are committed to expanding our product offering and we consider that many of our current or future custom designs will become product lines.

Index

IEH CORPORATION

PART I

Item 1.	Business (continued)

Marketing and Sales (continued)

The Company’s products are marketed to OEM’s (original equipment manufacturers) directly and through authorized representatives and distributors serving primarily the Military, Aerospace, Medical, Space, Industrial, Test Equipment and Commercial Electronics markets. The Company is also involved in developing new connectors for specific uses, which result from changes in technology. The Company assists customers in the development and design of connectors for specific customer applications. This service is marketed to customers who require the development of connectors and interconnection devices specially designed to accommodate the customers’ own products.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 90% of the Company’s net sales for the years ended March 30, 2018 and March 31, 2017, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

In the fiscal year ended March 30, 2018 four customers of the Company accounted for $7,639,000 constituting approximately 32.5% of the Company’s net sales. One of those customers individually accounted for over 10% of the Company’s net sales. In the fiscal year ended March 31, 2017, five customers of the Company accounted for $6,946,000 constituting approximately 34.5% of the Company’s net sales. Two of those customers accounted for 16% of the Company’s net sales.

The Company currently employs 25 independent sales representatives to market its products in all regions in the United States as well as in Canada, the European Union (EU), Southeast Asia, Central Asia and the Middle East. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 95% of Company net sales for the year ended March 30, 2018 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 20% of net sales for the year ended March 30, 2018 and 12% for the year ended March 31, 2017, respectively.

Backlog of Orders/Capital Requirements

The backlog of orders for the Company’s products amounted to approximately $15,658,000 at March 30, 2018 as compared to $9,100,000 at March 31, 2017. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

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

Index

IEH CORPORATION

PART I

Item 1.        Business (continued)

Competition (continued)

The primary basis upon which the Company competes is product performance and production capabilities. The Company usually receives job orders after submitting bids pursuant to customer-issued specifications for connectors and interconnects. The Company’s bid can be for a new item that requires the item to perform under harsh environment requirements or it can be for a standard catalog item. The Company also offers engineering services to its customers in designing and developing connectors for specialized products and specific customer applications. This enables the Company to receive a competitive advantage over those companies who basically manufacture connectors based solely or primarily on cataloged specifications.

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

Employees

The Company presently employs approximately 168 people, two (2) of whom are executive officers; five (5) are engaged in management activities; eight (8) provide general and administrative services; and approximately 153 are employed in manufacturing and testing activities. Most of the employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the Union, which will expire on March 31, 2021. The Company believes that it has a good relationship with its employees and the Union.

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

Index

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

Fiscal year ending March:
2019	$183,720
2020	189,200
Thereafter	128,640
$501,560

The Company leases approximately 20,400 square feet of space, of which it estimates 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations.

The rental expense for the years ended March 30, 2018 and March 31, 2017 was $178,360 and $173,180, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

Index

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

Year	High Bid	Low Bid
Fiscal Year ended March 30, 2018

1st Quarter	$6.80	$6.12
2nd Quarter	$6.78	$6.36
3rd Quarter	$8.89	$6.57
4th Quarter	$8.87	$8.11

Fiscal Year ended March 31, 2017

1st Quarter	$6.48	$6.00
2nd Quarter	$6.79	$5.25
3rd Quarter	$6.49	$5.40
4th Quarter	$6.60	$6.00

Index

IEH CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters (continued)

Market Information (continued)

On July 11, 2018 (the last day prior to the filing of this report on which trading in the common stock occurred, the high bid for the common stock was $10.90 and the low bid was $10.90.

Dividends

On May 17, 2017, the Board of Directors of the Company authorized a $0.25 one-time special cash dividend payable on June 19, 2017 to shareholders of record on the close of business of June 6, 2017. This dividend was the first dividend ever paid by the Company since it became an SEC reporting company.

Approximate Number of Equity Security Holders

The number of record holders of the Company’s common stock as of June 10, 2018 was approximately 331. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

The Company designs, develops and manufactures printed circuit board connectors and custom interconnects for high performance applications.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

All of our connectors utilize the HYPERBOLOID contact design, a rugged, high-reliability contact system ideally suited for high-stress environments. We are the only independent producer of HYPERBOLOID printed circuit board connectors in the United States.

Our customers consist of OEMs (Original Equipment Manufacturers) and distributors who resell our products to OEMs. We sell our products directly and through 25 independent sales representatives and distributors located in all region of the United States, Canada, the European Union, Southeast Asia, Central Asia and the Middle East.

The customers we service are in the Military, Aerospace, Space, Medical, Oil and Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial aerospace and military markets were 35% and 45%, respectively, of the Company’s net sales for the year ended March 30, 2018. Our offering of “QPL” items has recently been expanded to include additional products.

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

Revenue is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.
•	Shipment has occurred.
•	The Company’s selling price for its products are fixed and determinable.
•	Collectability is reasonable assured.

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

Results of Operations

Year End Results: March 30, 2018 vs. March 31, 2017

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues

	March 30, 2018		March 31, 2017

Operating revenues (in thousands)	$23,473		$20,128

Operating expenses:
(as a percentage of operating revenues)

Costs of products sold	62.8%		65.1%
Selling, general and administrative	17.1%		18.7%
Interest expense	.2%		.3%
Depreciation and amortization	1.4%		2.2%

TOTAL COSTS AND EXPENSES	81.5%		86.3%

Operating income	18.5%		13.7%

Other income	0%		0%

Income before income taxes	18.5%		13.7%

Income taxes	(7.6%	)	(6.5%	)

Net income	10.9%		7.2%

Net sales for the year ended March 30, 2018 amounted to $23,472,694 reflecting a $3,344,653 increase versus the year ended March 31, 2017 which amounted to $20,128,041. The increase in net sales is a direct result of the Company’s efforts in increasing sales in both the commercial and international sectors.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 90% of the Company’s net sales for the fiscal years ended March 30, 2018 and March 31, 2017, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.

Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 30, 2018 vs. March 31, 2017 (continued)

During the fiscal year ended March 30, 2018, four customers accounted for $7,639,000 constituting 32.5% of the Company’s net sales. One of those customers individually accounted for over 10% of the Company’s net sales.

During the fiscal year ended March 31, 2017, five customers accounted for $6,946,000 constituting 34.5% of the Company’s net sales. None of those customers accounted for 10% of the Company’s net sales.

The Company currently employs 25 independent sales representatives to market its products in all regions in the United States as well as in Canada, the European Union (EU), Southeast Asia, Central Asia and the Middle East. These sales representatives accounted for approximately 95% of the Company’s net sales for the year ended March 30, 2018, with the balance of net sales being generated by direct customer contact.

For the fiscal year ended March 30, 2018, the Company’s principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic and government markets comprised 80% of the Company’s net sales for the year ended March 30, 2018 and 88% for the year ended March 31, 2017, respectively. Approximately 20% of net sales were made to international customers for the year ended March 30, 2018 and 12% for the year ended March 31, 2017, respectively.

Cost of products sold amounted to $14,734,561 for the fiscal year ended March 30, 2018, or 62.8% of operating revenues. This reflected a $1,637,606 or 12.5% increase in the cost of products sold of $13,096,955 or 65.1% of operating revenues for the fiscal year ended March 31, 2017. This increase in cost of products sold is due primarily to the increased cost of production associated with the increase necessary to support the increase in sales.

Selling, general and administrative expenses were $4,006,950 and $3,754,803 or 17.1% and 18.7% of net sales for the fiscal years ended March 30, 2018 and March 31, 2017, respectively. This category of expenses increased by $252,147 or 6.7% from the prior year. The increase can be attributed to an increase in travel and sales commissions and the recognition of additional stock option compensation expense.

For the fiscal year ended March 30, 2018, interest expense was $48,178 or .2% of net sales. For the fiscal year ended March 31, 2017, interest expense was $53,094 or .3% of net sales. The decrease of $4,916 or 9.3% reflects the decreased borrowings from the Factor during the year.

Depreciation and amortization of $330,037 or 1.4% of net sales was reported for the fiscal year ended March 30, 2018 as compared to $443,432 or 2.2% of net sales for the prior period.

The Company reported net income of $2,565,559 for the year ended March 30, 2018 representing basic earnings of $1.11 per share as compared to net income of $1,473,976 or $.64 per share for the year ended March 31, 2017. The increase in net income for the current year can be attributed primarily to the reported increase in production and sales.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Liquidity and Capital Resources

The Company reported working capital of $14,951,572 as of March 30, 2018 compared to working capital of $12,980,943 as of March 31, 2017. The increase in working capital of $1,970,629 was attributable to the following items:

Net income	$2,565,559
Depreciation and amortization	330,037
Capital expenditures	(377,042)
Cash dividend payments	(575,867)
Other	27,942
$1,970,629

As a result of the above, the current ratio (current assets to current liabilities) was 7.56 to 1 at March 30, 2018 as compared to 9.52 to 1 at March 31, 2017. Current liabilities at March 30, 2018 were $2,280,760 as compared to $1,522,944 at March 31, 2017.

The Company reported $377,042 in capital expenditures for the year ended March 30, 2018 and recorded depreciation expense of $330,047 for the year ended March 30, 2018.

Total stockholders’ equity increased by $2,017,672 which represented the reported net income for the year ended March 30, 2018 of $2,565,559 reduced by the dividend paid of $575,867 and the increase of Capital in excess of par value for the additional stock option compensation expense of $27,980. Accordingly, the Company reported a total stockholders’ equity of $17,072,216 as of March 30, 2018 as compared to total stockholders’ equity as of March 31, 2017 of $15,054,544.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum interest rate of 6% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days’ prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of March 30, 2018, the Company had reported excess payments to the Factor of $154,960 as compared to March 31, 2017 when the Company had reported excess payments to the Factor of $191,430. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable factor.”

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

Results of Operations (continued)

Year End Results: March 30, 2018 vs. March 31, 2017 (continued)

Liquidity and Capital Resources (continued)

With the passage of the 1990 Act the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of such Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under the Plan were $151,314 for the year ended March 30, 2018 and $134,843 for the year ended March 31, 2017.

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

Results of Operations (continued)

Year End Results: March 30, 2018 vs. March 31, 2017 (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($6.00), except that the options granted to Michael Offerman had an exercise price equal to 110% of such fair market value ($6.60) because he owned ten percent (10%) or greater of the Company’s outstanding common stock; and (iii) were all immediately vested. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
Michael Offerman (1)	75,000
Robert Knoth	50,000
David Offerman (2)	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano (3)	5,000
Eric Hugel (3)	5,000

(1)	On March 24, 2017, Michael Offerman died suddenly. Options are exercisable for a period of 12 months from the date of death by his personal representatives, heirs and legatees to the same extent Michael Offerman could have exercised such options as if he had not died. After the expiration of the fiscal year ended March 30, 2018, the Estate of Michael Offerman exercised all options for such 75,000 shares of common stock. (See Note 13 to the Financial Statements)
(2)	On March 26, 2017, the Board of Directors of the Company held a special meeting by telephonic conference call and elected David Offerman to replace Michael Offerman as Chairman of the Board, President and Chief Executive Officer.
(3)	As of July 11, 2018, the recipients had vested options to purchase 3,000 shares of common stock and unvested options to purchase 2,000 shares of common stock.

Index

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 30, 2018 vs. March 31, 2017 (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

Stock-based compensation expense

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		Year ended	Year ended
		March 30, 2018	March 31, 2017
	Ref	(in thousands)	(in thousands)
IEH employees		$—	$—
Non-employee directors		28	—
Total stock option expense	(a)	$28	$—

(a):	The Company reported additional compensation expense of $27,980 during the year ended March 30, 2018 resulting from stock options granted during the year ended March 31, 2017.

Unrecognized stock-based compensation expense

		Year ended	Year ended
		March 30, 2018	March 31, 2017
	Ref	(in thousands)	(in thousands)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		14	42
Total unrecognized expense	(b)	$14	$42

(b):	Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

Note: Stock option grants to IEH officers, directors and key employees in the fiscal years ended March 30, 2018 and March 31, 2017 were valued using a Black-Scholes model, under the following criteria:

	March 30, 2018	March 31, 2017
Risk free interest rate	2.09%	1.88%
Contractual term	10 years	10 years
Dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	64%	56%
Fair value per option	$5.85	$6.00

Index

The following table shows the activity for the fiscal years ended March 30, 2018 and March 31, 2017.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/25/2016	245,000	$6.18	9.27	$—
Granted	8/15/2016	10,000	$5.30	10.00	—
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/31/2017	255,000	$6.15	8.82	$38
Fully Vested		247,000	$6.05
Exercisable at the End of the Year
March 31 2017		247,000
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$125
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$3,852
Fully Vested		251,000	$6.02
Exercisable at the End of the Year		251,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in-the-money options on those dates. This amount will change based on the fair market value of the Company’s common stock.

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 30, 2018, in the proxy statement for the Company’s 2018 annual meeting of shareholders.

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for non-union, management and administration staff. Contributions to the Cash Bonus Plan are made by the Company only when the company is profitable for the fiscal year, and aim not to exceed 1.5% of gross revenues for the fiscal year. Accordingly, the Company has accrued a contribution provision of $324,000 for the year ended March 30, 2018. For the fiscal year ended March 31, 2017, the contribution was $324,000.

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

Results of Operations (continued)

Year End Results: March 30, 2018 vs. March 31, 2017 (continued)

Liquidity and Capital Resources (continued)

Effects of Inflation (continued)

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

As of March 30, 2018, our unrestricted cash was $1,407,013 of which $1,140,724 was in an interest-bearing money market account with and the balance of $266,289 was maintained in non-interest-bearing checking accounts used to pay operating expenses.

Item 8.	Financial Statements and Supplementary Data

See our audited Financial Statements for the fiscal year ended March 30, 2018 which follows Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

On August 8, 2017, the Company filed a report on Form 8-K announcing that the Company received a letter from Jerome Rosenberg CPA, P.C. (“Rosenberg”) notifying David Offerman, President and Chief Executive

Index

IEH CORPORATION

PART II

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure (continued)

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

In a Form 8-K filed on November 16, 2017, IEH announced that the Board of Directors ratified the engagement of Manuel Reina CPA as the Company’s new independent registered public accounting firm.

Item 9A.    Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures throughout the period covered by this report were not effective. They determined that deficiencies included how the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management to allow for timely decisions regarding disclosure. The deficiencies in our internal controls over financial reporting and disclosure controls related to the expertise of recording complex accounting issues with respect to stock- based compensation expense.

A controls system cannot provide absolute assurance, however, that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Nevertheless, management has determined that as of March 30, 2018, there were material weaknesses in both the design and effectiveness of our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, these weaknesses related to the analysis and reporting of stock-based compensation expense.

Management has undertaken steps to correct this past deficiency in its system of internal controls over financial reporting and has implemented procedures to closely monitor its system of internal controls in the future. In addition, management is recommending to the Board of Directors to form an audit committee of the Board which will be responsible to review: (i) all financial reports of the Company including, without limitation, the audited and unaudited financial statements of the Company, as applicable; and (ii) periodically review our disclosure controls and internal controls over financial reporting. The audit committee will also be authorized to investigate and make recommendations to the Board to implement any necessary system of internal controls over financial reporting to prevent any future deficiency in the internal controls over financial reporting. The audit committee will be comprised of at least three independent directors of the Company. Management believes that these changes are reasonably likely to affect materially and positively our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal controls over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of

Index

IEH CORPORATION

PART II

Item 9A. Controls and Procedures (continued)

Management’s Report on Internal Control over Financial Reporting (continued)

financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal controls over financial reporting includes those policies and procedures that:

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 30, 2018. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As stated above, based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal controls over financial reporting were not effective as of March 30, 2018. Management has now undertaken steps to correct these deficiencies in the internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

As stated above, management has now undertaken steps to correct the deficiencies in our system of internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Other Information Related to Internal Controls

Historically, the Company has relied upon the entire Board of Directors in appointing the Company’s independent auditors and reviewing the financial condition and statements of the Company. However, in light of the aforementioned deficiencies in our internal controls over financial reporting described above, management is recommending to the Board of Directors to form an audit committee of the Board which will be responsible to review: (i) all financial reports of the Company including, without limitation, the audited and unaudited financial statements of the Company, as applicable; and (ii) periodically review our disclosure controls and internal controls over financial reporting. The audit committee will also be authorized to investigate and make recommendations to the Board to implement any necessary system of internal controls over financial reporting to prevent any future deficiency in the internal controls over financial reporting. The audit committee will be comprised of at least three independent directors of the Company.

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

Item 9B. Other Information

None.

Index

IEH CORPORATION

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

As of March 30, 2018, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class

David Offerman (1)	43	Chairman of the Board of Directors, President and Chief Executive Officer	II

Robert Knoth	75	Chief Financial Officer, Controller, Secretary and Treasurer	__

Allen Gottlieb	77	Director	II

Gerald E. Chafetz	75	Director	II

Eric C. Hugel	47	Director	I

Sonia Marciano	55	Director	I

(1)	On March 24, 2017, Michael Offerman, the Chairman of the Board, President and Chief Executive Officer of the Company died suddenly. On March 26, 2017, the Board of Directors held a special meeting by telephone conference call and elected David Offerman to replace Michael Offerman. David Offerman is the son of Michael Offerman and was previously a member of the Board of Directors and the Vice President – Sales and Marketing of the Company.

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. The Board of Directors currently consists of five (5) members divided into two classes with two Class I Members (Mr. Hugel and Ms. Marciano) and three Class II Members (Mr. David Offerman, Mr. Gottlieb and Mr. Chafetz). The Class I Members of the Board of Directors are scheduled to be elected at the Company’s 2018 Annual Meeting. All officers are elected by and serve at the discretion of the Board of Directors.

Executive Officers and Directors

David Offerman. On March 26, 2017, the Board of Directors of the Company held a special meeting by telephonic conference call to elect David Offerman as the Company’s new Chairman of the Board, President and Chief Executive Officer. David succeeded his late father, Michael Offerman, who passed away on March 24, 2017. David Offerman has been a member of IEH’s Board of Directors since July 15, 2016. Prior to March 24, 2017, he was the Vice President – Sales and Marketing of the Company. He joined the Company in September 2004 as the National Sales Manager and was appointed to Vice President – Sales and Marketing in April 2011. Prior to joining IEH, David worked as an account executive and sales manager in the telecommunication industry. David graduated from the University of Michigan in 1993 with a Bachelor of Arts in film and communications. In 2016 he received an MBA from the NYU Stern School of Business with a concentration in leadership and management. David is the son of Michael Offerman, the late Chairman of the Board, President and Chief Executive Officer of the Company.

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

Allen Gottlieb. Allen Gottlieb has been a member of the Company’s Board of Directors since 1992. Mr. Gottlieb is actively engaged as a labor-management relations consultant.

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

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the

Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended March 30, 2018.

Director Independence; Meetings of Directors; Committees of the Board

Our Board of Directors currently consists of five individuals. Four of our directors are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 30, 2018, our Board of Directors held four meetings.

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

Item 11.     Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 30, 2018 and March 31, 2017 for the Company’s Chief Executive Officer and Chief Financial Officer:

Index

IEH CORPORATION

PART III

Item 11.   Executive Compensation  (continued)

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Total
David Offerman, Chief Executive Officer, President (1)	March 30, 2018	$346,533	$45,000	$0	$391,533

Michael Offerman, Former Chief Executive Officer, Former President (1)	March 31, 2017	$267,101	$55,000	$0	$322,101

Robert Knoth, Chief Financial	March 30, 2018	$181,122	$40,000	$0	$221,122
Officer	March 31, 2017	$207,538	$40,000	$0	$247,538

(1)        On March 26, 2017, the Board of Directors of the Company held a special meeting by telephonic conference call to elect David Offerman as the Company’s new Chairman of the Board, President and Chief Executive Officer. David succeeded his late father, Michael Offerman, who passed away on March 24, 2017 .

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 30, 2018, in the proxy statement for the Company’s 2018 annual meeting of shareholders.

On September 1, 2009, the Company entered into agreements with Robert Knoth, its Chief Financial Officer, providing for certain retirement benefits to be payable to him after termination of such officer’s active service of employment with the Company. His agreement provides that his employment with the Company shall be divided into an “active period” and a “retirement period”. The active period shall mean the period of time until the officer attains the age of 70 years, or further period of employment beyond such date if extended by mutual agreement of the officer and the Company. The retirement period shall mean the period beginning with the officer attaining the age of 70 years and continuing until 10 years thereafter unless the officer’s employment has been previously terminated or extended by the mutual agreement of the officer and the Company. The retirement period shall take effect only on termination of the active period. Pursuant to Mr. Knoth’s agreement, he will be entitled to receive $12,000 per annum and aggregate payments during the retirement period not to exceed $120,000. Since 2009, the Company and Mr. Knoth have annually mutually agreed to extend their respective periods of employment.

On September 1, 2017, the Company and Mr. Knoth executed an Amended and Restated Employment Agreement amending certain terms of the 2009 Employment Agreement including increasing the per annum payment to him to $25,000, payable in monthly installments of $2,083.33. While the retirement payments would be payable for up to 10 years, the aggregate payments during the retirement period were increased to a maximum not exceed $250,000. In addition, during the active period, the Company shall provide Mr. Knoth (a) group healthcare and insurance benefits as generally made available to the Company’s senior management; and (b) such other insurance benefits obtained by the Company and generally made available to the Company’s senior management. Also during the first five (5) years of the retirement period, the Company shall provide Mr. Knoth with group health insurance benefits as generally made available to the Company’s senior management. Upon expiration of such five (5) year period, Mr. Knoth shall be entitled to all applicable COBRA benefits.

Index

IEH CORPORATION

PART III

Item 11.	Executive Compensation (continued)

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for non-union, management and administration staff. Contributions to the Cash Bonus Plan are made by the Company only when the company is profitable for the fiscal year and aim not to exceed 1.5% of gross revenues for the fiscal year. Accordingly, the Company has accrued a contribution provision of $324,000 for the year ended March 30, 2018. For the fiscal year ended March 31, 2017, the contribution was $324,000.

Stock Option Plan

On August 31, 2011, the Company’s shareholders approved the adoption of the Company’s 2011 Employees Stock Option Plan (“2011 Plan”) to provide for the grant of options to purchase up to 750,000 shares of the Company’s Common Stock to all employees, including senior management. The plan terminates on August 30, 2022 and as of March 30, 2018, the Company had issued options or awards as follows:

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

Each of the new non-management directors received a grant of options totaling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares vested immediately (August 15, 2016); (ii) 2,000 shares vested on August 15, 2017; and (iii) 2,000 shares will vest on August 15, 2018. The stock options (i) have a ten-year term; and (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined under the 2011 Plan, as reported in the OTCBB, on the date of grant ($5.30). In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

The table below summarizes the option awards granted and outstanding for the named executive officers and non-management directors:

Name	Stock Option Grants
David Offerman	50,000
Robert Knoth	50,000

Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano (1)	5,000
Eric Hugel (1)	5,000

(1)       As of July 6, 2018, the recipient had vested options to purchase 3,000 shares and unvested options to purchase 2,000 shares of common stock.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		Year ended	Year ended
		March 30, 2018	March 31, 2017
	Ref	(in thousands)	(in thousands)
IEH employees		$—	$—
Non-employee directors		28	—
Total stock option expense	(a)	$28	$—

(a):	The Company reported additional compensation expense of $27,980 during the year ended March 30, 2018 resulting from stock options granted during the year ended March 31, 2017.

Unrecognized stock-based compensation expense

		Year ended	Year ended
		March 30, 2018	March 31, 2017
	Ref	(in thousands)	(in thousands)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		14	42
Total unrecognized expense	(b)	$14	$42

(b):	Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

Note: Stock option grants to IEH officers, directors and key employees in the fiscal years ended March 30, 2018 and March 31, 2017 were valued using a Black-Scholes model, under the following criteria:

	March 30, 2018	March 31, 2017
Risk free interest rate	2.09%	1.88%
Contractual term	10 years	10 years
Dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	64%	56%
Fair value per option	$5.85	$6.00

Index

The following table shows the activity for the fiscal years ended March 30, 2018 and March 31, 2017.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/25/2016	245,000	$6.18	9.27	$—
Granted	8/15/2016	10,000	$5.30	10.00	—
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/31/2017	255,000	$6.15	8.82	$38
Fully Vested		247,000	$6.05
Exercisable at the End of the Year
March 31 2017		247,000
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$125
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$3,852
Fully Vested		251,000	$6.02
Exercisable at the End of the Year		251,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in-the-money options on those dates. This amount will change based on the fair market value of the Company’s common stock.

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

Index

IEH CORPORATION

PART III

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of July 11, 2018 with respect to: (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of July 11, 2018, there were 2,323,468 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (7)	Percentage (%) of Common Stock Owned
Officers and Directors
Common Stock $.01 Par Value	Estate of Michael Offerman(1) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	943,784	40%
	David Offerman(2) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	50,100	2%
	Robert Knoth(3) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	52,195	2%
	Allen Gottlieb(4) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	5,000	*
	Gerald E. Chafetz(4) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	5,000	*

Index

IEH CORPORATION

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (7)	Percentage (%) of Common Stock Owned

	Sonia Marciano(5) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	3,000	*
	Eric C. Hugel(5) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	3,000	*
All Officers & Directors as a Group (6 in number) (2), (3), (4), (5)		118,295	5%
5% Shareholders Zeff Capital LP.(6) 1601 Broadway, 12th Floor New York, NY 10019		298,9453	13%

* Denotes ownership percentage of less than 1%.

All shares set forth above are owned directly by the named individual unless otherwise stated.

(1)	43,600 shares of common stock are jointly owned by the Estate of Mr. Offerman and his wife, Gail Offerman
(2)	Includes vested options to purchase 50,000 shares of common stock.
(3)	Includes vested options to purchase 50,000 shares of common stock.
(4)	Includes vested options to purchase 5,000 shares of common stock.
(5)	Includes vested options to purchase 3,000 shares of common stock but excludes unvested options to purchase 2,000 shares of common stock.
(6)	Based on a Schedule 13G dated January 2, 2018 filed by the reporting person.
(7)	Includes all shares owned and vested options to purchase shares of common stock. Excludes unvested options to purchase common stock.

Index

IEH CORPORATION

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On August 8, 2017, Jerome Rosenberg CPA, P.C. (“Rosenberg”) sent a letter to the Company notifying David Offerman, President and Chief Executive Officer of the Company, that Rosenberg had resigned as the Company’s independent registered public accounting firm, effective immediately. Rosenberg’s reports on the Company’s financial statements for the year ended March 31, 2017 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Rosenberg’s resignation was not the result of any disagreement between the Company and Rosenberg on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

On November 16, 2017, the shareholders of the Company ratified the engagement of Manuel Reina CPA as the Company’s new independent registered public accounting firm for the Company’s fiscal year ending

March 30, 2018. Prior to his engagement, Mr. Reina had been associated with Rosenberg and performed auditing and tax services with respect to the Company.

The Board of Directors of IEH has selected Manuel Reina CPA as the independent auditor of IEH for the fiscal year ending March 29, 2019. Shareholders will be asked to ratify such selection at the Company’s annual meeting to be held in November 2018. The audit services provided by Manuel Reina CPA consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. A member of Manuel Reina CPA is expected to be present at the next annual meeting of shareholders, will have the opportunity to make a statement if he so desires, and will be available to respond to appropriate questions.

Audit Fees. During the fiscal years ended March 30, 2018 and March 31, 2017, IEH paid an aggregate of $32,000 and $65,000, respectively, to Jerome Rosenberg, CPA P.C. for fees related to the audit of its financial statements. During the fiscal year ended March 30, 2018, IEH paid an aggregate of $45,000 to Manuel Reina CPA for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal years ended March 30, 2018 and March 31, 2017, no fees were paid to Jerome Rosenberg, CPA P.C. or Manuel Reina CPA with respect to financial systems design or implementation.

Tax Fees. During the fiscal years ended March 30, 2018 and March 31, 2017, the Company paid to Jerome Rosenberg, CPA P.C. the sums of $6,000 and $6,000, respectively, for tax compliance and representation, tax advice and tax planning services. During the fiscal year ended March 30, 2018, the Company paid to Manuel Reina CPA the sum of $0 for tax compliance and representation, tax advice and tax planning services.

All Other Fees. During the fiscal year ended March 30, 2018 and March 31, 2017, IEH did not pay any other fees for services to either of its independent auditors.

The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA P.C. and the fees

Index

IEH CORPORATION

PART III

Item 14.	Principal Accountant Fees and Services (continued)

paid to it for such services during the fiscal year ended March 30, 2018 and March 31, 2017 have not compromised the independence of Jerome Rosenberg, CPA P.C. The Board of Directors has further determined that the services provided by Manuel Reina CPA and the fees paid to it for such services during the fiscal year ended March 30, 2018 have not comprised the independence of Manuel Reina CPA.

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

Exhibits filed with Form 10-K:

(a)(1)        Financial Statements

The Financial Statements referenced in Part II, Item 9 of this Annual Report appear on pages 37 to 56.

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

10.2(#) Agreement between the Company and Robert Knoth (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2009).

10.3(#) 2011 Equity Incentive Plan (filed as Exhibit A to definitive Proxy Statement dated August 31, 2011).

10.4(#) Form of Non-Qualified Stock Option Certificate and Agreement under the 2011 Equity Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report for the fiscal year ended March 31, 2017 and filed on July 14, 2017.

10.5(#)* Amended and Restated Agreement between the Company and Robert Knoth, dated as of September 1, 2017.

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

101.1* The following information from the IEH Corporation’s Annual Report in Form 10-K for the fiscal year ended March 30, 2018, formatted in XBRL (eXtensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; and (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

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

Index

IEH CORPORATION

March 30, 2018 and March 31, 2017

Index to Financial Statements

Page
Number

Independent Auditor’s Report	38

Financial Statements:

Balance Sheets as of March 30, 2018 and March 31, 2017	39

Statements of Operations for the years ended March 30, 2018 and March 31, 2017	41

Statements of Stockholders’ Equity for the years ended March 30, 2018 and March 31, 2017	42

Statements of Cash Flows for the years ended March 30, 2018 and March 31, 2017	43

Notes to Financial Statements	44

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IEH Corporation

Opinion on the Financial Statements

I have audited the accompanying balance sheet of IEH Corporation (the “Company”), as of March 30, 2018 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and the related notes and schedules (collectively referred to as the “Financial Statements”). The financial statements of IEH Corporation as of March 31, 2017, were audited by other auditors whose report dated June 28, 2017, expressed an unqualified opinion on those statements. In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 30, 2018, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These Financial Statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these Financial Statements based upon my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free from material misstatement, whether due to error or fraud. My audit included performing procedures to assess the risk of material misstatement of the Financial Statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Financial Statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statements. I believe that my audit provides a reasonable basis for my opinion.

/s/Manuel Reina, CPA

I have served as the Company’s auditor since 2017.

West Babylon, New York

July 11, 2018

Index

IEH CORPORATION

BALANCE SHEETS

As of March 30, 2018 and March 31, 2017

	March 30,	March 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash	$1,407,013	$1,210,761
Accounts receivable, less allowances for doubtful accounts of $11,562 at March 30, 2018 and March 31, 2017	4,429,267	3,107,670
Inventories (Note 2)	10,751,498	8,685,988
Excess payments to accounts receivable factor (Note 5)	154,960	191,430
Prepaid expenses and other current assets (Note 3)	489,594	1,308,038

Total Current Assets	17,232,332	14,503,887

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $9,377,361 at March 30, 2018 and $9,047,324 at March 31, 2017 and (Note 4)	2,066,155	2,019,150
	2,066,155	2,019,150

OTHER ASSETS:
Other assets	54,489	54,451
	54,489	54,451

Total Assets	$19,352,976	$16,577,488

The accompanying notes and independent auditors’ report should be read in conjunction with the Financial Statements.

Index

IEH CORPORATION

BALANCE SHEETS (Continued)

As of March 30, 2018 and March 31, 2017

	March 30,	March 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2018	2017

CURRENT LIABILITIES:
Accounts payable	$576,629	$235,187
Accrued corporate income taxes	935,762	599,739
Other current liabilities (Note 6)	768,369	688,018

Total Current Liabilities	2,280,760	1,522,944

Total Liabilities	2,280,760	1,522,944

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value; 10,000,000 shares authorized; 2,303,468 shares issued and outstanding at March 30, 2018 and 2,303,468 shares issued and outstanding at March 31, 2017	23,035	23,035
Capital in excess of par value	3,767,608	3,739,628
Retained earnings (Note 8)	13,281,573	11,291,881

Total Stockholders’ Equity	17,072,216	15,054,544

Total Liabilities and Stockholders’ Equity	$19,352,976	$16,577,488

The accompanying notes and independent auditors’ report should be read in conjunction with the Financial Statements.

Index

IEH CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended March 30, 2018 and March 31, 2017

	March 30,	March 31,
	2018	2017

REVENUE, net sales	$23,472,694	$20,128,041

COSTS AND EXPENSES:
Cost of products sold	14,734,561	13,096,955
Selling, general and administrative	4,006,950	3,754,803
Interest expense	48,178	53,094
Depreciation and amortization	330,037	443,432
	19,119,726	17,348,284

OPERATING INCOME	4,352,968	2,779,757

OTHER INCOME	3,069	1,229

INCOME BEFORE INCOME TAXES	4,356,037	2,780,986

PROVISION FOR INCOME TAXES	(1,790,478)	(1,307,010)
NET INCOME	$2,565,559	$1,473,976

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 1)	$1.11	$.64

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)	2,303	2,303

The accompanying notes and independent auditors’ report should be read in conjunction with the Financial Statements.

Index

IEH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 30, 2018 and March 31, 2017

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 31, 2016	2,303,468	$23,035	$2,744,573	$10,812,960	$13,580,568

Recognition of stock option compensation expense (Note 7)	—	—	995,055	(995,055)	—

Restated balances as of March 26, 2016	2,303,468	23,035	3,739,628	9,817,905	13,580,568

Net Income: year ended March 31, 2017	—	—	—	1,473,976	1,473,976

Balances, March 31, 2017	2,303,468	23,035	3,739,628	11,291,881	15,054,544

Dividend Payment	—	—	—	(575,867)	(575,867)

Recognition of stock option compensation expense	—	—	27,980	—	27,980

Net Income: year ended March 30, 2018	—	—	—	2,565,559	2,565,559

Balances, March 30, 2018	2,303,468	$23,035	$3,767,608	$13,281,573	$17,072,216

The accompanying notes and independent auditors’ report should be read in conjunction with the Financial Statements.

Index

IEH CORPORATION

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

For the Years Ended March 30, 2018 and March 31, 2017

	March 30,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,565,559	$1,473,976

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	330,037	443,432

Recognition of stock option compensation expense	27,980	—

Changes in assets and liabilities:
(Increase) in accounts receivable	(1,321,597)	(895,162)
(Increase) decrease in excess payments to accounts receivable factor	36,470	(5,316)
(Increase) in inventories	(2,065,510)	(1,435,688)
Decrease in prepaid expenses and other current assets	818,444	69,829
(Increase) in other assets	(38)	(88)
Increase in accounts payable	341,444	39,356
Increase in other current liabilities	80,349	56,737
Increase in accrued corporate income taxes	336,023	305,327

Total adjustments	(1,416,398)	(1,421,573)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,149,161	52,403

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(377,042)	(595,391)

NET CASH (USED) BY INVESTING ACTIVITIES	(377,042)	(595,391)

CASH FLOW FROM FINANCING ACTIVITIES:

Payments of dividend	(575,867)	—

NET CASH (USED) BY FINANCING ACTIVITIES	(575,867)	—

INCREASE (DECREASE) IN CASH	196,252	(542,988)

CASH, beginning of period	1,210,761	1,753,749

CASH, end of period	$1,407,013	$1,210,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$42,588	$50,809

Income Taxes	$684,893	$942,151

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

The customers the Company services are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic and military markets were 35% and 45%, respectively, of the Company’s net sales for the year ended March 30, 2018. The Company’s offering of “QPL” items has recently been expanded to include additional products.

In order to remain competitive, the Company has an internal program to upgrade, add and maintain machinery, review material costs and increase labor force productively. During the fiscal year ended March 30, 2018, we purchased several machines to increase the productivity of certain processes. This will help us meet this goal.

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

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. The year ended March 30, 2018 was comprised of 52 weeks and the year ended March 31, 2017 was comprised of 53 weeks .

Revenue Recognition:

Sales are recognized when revenue is realized or realizable and has been earned. Revenue transactions represent sales of inventory. The Company has historically adopted shipping terms that tittle to merchandise passes to the customer at the shipping point (FOB Shipping Point).

Revenue is realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.
•	Shipment has occurred.
•	The Company’s selling price for its products are fixed and determinable.
•	Collectability is reasonable assured.

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

Inventories: (continued)

framework of current and anticipated orders. The Company based upon historical experience has determined that if a part has not been used and purchased or an item of finished goods has not been sold in three years, it is deemed to be obsolete. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment.

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

As of March 30, 2018, the Company had funds on deposit in the amount of $1,887,682 in one financial institution comprised of the following:

Non-interest bearing accounts	$746,958
Interest bearing account	1,140,724
$1,887,682

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

Net Income Per Share:

The Company has adopted the provisions of ASC Topic 260, Earnings Per Share which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the years ended March 30, 2018 and March 31, 2017, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets which includes the provisions of SFAS No. 144, “Accounting For The Impairment of Long-Lived Assets And Long-Lived Assets To Be Disposed Of”, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the years ended March 30, 2018 and March 31, 2017, respectively.

Stock-Based Compensation Plan:

Compensation expense for stock options granted to directors, officers and key employees is based on the fair value of the award on the measurement date, which is the date of the grant. The expense is recognized ratably over the service period of the award. The fair value of stock options is estimated using a Black-Scholes valuation model. The fair value of any other non-vested stock awards is generally the market price of the Company’s common stock on the date of the grant.

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

In addition, the Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of March 30, 2018 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the fiscal years ended March 30, 2018 or March 31, 2017, and it does not believe that any of those pronouncements will have a significant impact on the Company’s Financial Statements at the time that they become effective.

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

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 -	INVENTORIES: (continued)

Inventories are comprised of the following:

	March 30,	March 31,
	2018	2017

Raw materials	$6,644,436	$5,263,317
Work in progress	2,288,115	859,558
Finished goods	1,818,946	2,563,113

	$10,751,497	$8,685,988

Note 3 -	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	March 30,	March 31,
	2018	2017

Prepaid insurance	$16,256	$24,079
Prepaid corporate taxes	467,606	1,282,098
Prepaid other	5,732	1,861
	$489,594	$1,308,038

Note 4 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	March 30,	March 31,
	2018	2017

Computers	$496,489	$444,184
Leasehold improvements	888,488	878,888
Machinery and equipment	6,189,340	6,079,401
Tools and dies	3,681,077	3,484,307
Furniture and fixture	179,072	170,644
Website development cost	9,050	9,050
	11,443,516	11,066,474

Less: accumulated depreciation and amortization	(9,377,361)	(9,047,324)

	$2,066,155	$2,019,150

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 5 -	ACCOUNTS RECEIVABLE FINANCING:

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Factor”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum rate of 6% per annum.

The financing agreement has an initial term of one year and automatically renews for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Factor are secured by the Company’s accounts receivable and inventories. As of

March 30, 2018, the Company reported in the accompanying Financial Statements, excess payments to the Factor of $154,960 compared to March 31, 2017, when the Company had reported excess payments to the Factor of $191,430.

Note 6 -	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	March 30,	March 31,
	2018	2017

Payroll and vacation accruals	$569,043	$598,832
Sales commissions	104,791	85,523
Insurance	52,648	3,663
Other	41,887	—
	$768,369	$688,018

Note 7 -	CORRECTION OF AN ERROR:

On July 1, 2015, the Company granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Equity Incentive Plan.

The Company did account for these grants as statutory stock options but did not report these grants as additional compensation expense during the fiscal year ended March 25, 2016. Upon subsequent review, it was determined that these grants should have been reported as compensation expense using a Black Scholes Method of valuation for the fiscal year ended March 25, 2016.

The Company is reporting additional stock option compensation expense of $995,055 as an adjustment of the opening component balances of stockholders’ equity as of March 31, 2017.

The following table shows the effect of this correction:

	Capital in
	Excess of	Retained
	Par value	earnings

Balances at March 25, 2016	$2,744,573	$10,812,960

Correction of an error: recognition of stock option compensation expense	995,055	(995,055)

Restated balances at March 26, 2016	$3,739,628	$9,817,905

Note 8 -	INCOME TAXES:

The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes which includes the provisions of SFAS No. 109 (“SFAS 109”). Under SFAS 109, deferred income tax assets or liabilities are computed based upon the temporary differences between the Financial Statements and income tax bases of assets and liabilities using the currently enacted marginal income tax rates. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 -	INCOME TAXES: (continued)

The provision for income taxes consists of the following:

	March 30,	March 31,
	2018	2017
Current:

Federal	$449,123	$532,892
State and local	222,982	429,785
Total current tax provision	672,105	962,677

Deferred:

Federal	561,920	262,469
State and local	556,453	81,864
Total deferred tax benefit	1,118,373	344,333

Total provision (benefit)	$1,790,478	$1,307,010

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 -	INCOME TAXES (continued):

With the enactment of the Tax Cuts and Jobs Act (TCJA), Federal corporate income tax rates were reduced from 35 percent to 21 percent. As the Company reports on a fiscal year basis ending on

March 30, 2018, the federal income tax rate for the year ended March 30, 2018 is a blended rate.

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

A reconciliation of the income tax benefit at the statutory Federal tax rate to the income tax benefit recognized in the financial statements is as follows:

	March 30,	March 31,
	2018	2017
Income tax expense (benefit) – nine months	35%	—
Income tax expense (benefit) – three months	21%	—
Income tax expense (benefit)	—	34%
Income tax expenses – state and local, net of federal benefit	12%	12%

Note 9 -	CHANGES IN STOCKHOLDERS’ EQUITY:

Total stockholders’ equity increased by $2,017,672 which represented the reported net income for the year ended March 30, 2018 of $2,565,559 reduced by the dividend paid of $575,867 and the increase to Capital in excess of par value for the additional stock option compensation expense of $27,980. Accordingly, the Company reported a total stockholders’ equity of $17,072,216 as of March 30, 2018 as compared to total stockholders’ equity as of March 31, 2017 of $15,054,544.

Note 10 -	2011 EQUITY INCENTIVE PLAN:

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

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 10 -	2011 EQUITY INCENTIVE PLAN (continued):

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

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
David Offerman	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000	*
Eric Hugel	5,000	*

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 10	2011 EQUITY INCENTIVE PLAN (continued):

*Options for 3,000 shares vested, options for 2,000 shares not yet vested.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		Year ended	Year ended
		March 30, 2018	March 31, 2017
	Ref	(in thousands)	(in thousands)
IEH employees		$—	$—
Non-employee directors		28	—
Total stock option expense	(a)	$28	$—

(a):	The Company reported additional compensation expense of $27,980 during the year ended March 30, 2018 resulting from stock options granted during the year ended March 31, 2017.

Unrecognized stock-based compensation expense

		Year ended	Year ended
		March 30, 2018	March 31, 2017
	Ref	(in thousands)	(in thousands)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		14	42
Total unrecognized expense	(b)	$14	$42

(b):	Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

Note: Stock option grants to IEH officers, directors and key employees in the fiscal years ended March 30, 2018 and March 31, 2017 were valued using a Black-Scholes model, under the following criteria:

	March 30, 2018	March 31, 2017
Risk free interest rate	2.09%	1.88%
Contractual term	10 years	10 years
Dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	64%	56%
Fair value per option	$5.85	$6.00

Index

The following table shows the activity for the fiscal years ended March 30, 2018 and March 31, 2017.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/25/2016	245,000	$6.18	9.27	$—
Granted	8/15/2016	10,000	$5.30	10.00	—
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/31/2017	255,000	$6.15	8.82	$38
Fully Vested		247,000	$6.05
Exercisable at the End of the Year
March 31 2017		247,000
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$125
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$3,852
Fully Vested		251,000	$6.02
Exercisable at the End of the Year		251,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in-the-money options on those dates. This amount will change based on the fair market value of the Company’s common stock.

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 30, 2018, in the proxy statement for the Company’s 2018 annual meeting of shareholders.

Note 11 -	CASH BONUS PLAN:

In 1987, the Company adopted the Cash Bonus Plan for non-union, management and administration staff. Contributions to the Cash Bonus Plan are made by the Company only when the company is profitable for the fiscal year and aim not to exceed 1.5% of gross revenues for the fiscal year. Accordingly, the Company has accrued a contribution provision of $324,000 for the year ended March 30, 2018. For the fiscal year ended March 31, 2017, the contribution was $324,000.

Note 12 -	COMMITMENTS AND CONTINGENCIES:

The Company’s lease term for its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York, runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Index

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 12 -	COMMITMENTS AND CONTINGENCIES: (continued)

Fiscal year ending March:

2019	$183,720
2020	189,200
Thereafter	128,640
$501,560

The rental expense for the years ended March 30, 2018 and March 31, 2017, was $178,360 and $173,180, respectively.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The amount of accumulated benefits and net assets of such Plan also is not currently available to the Company. The total contributions charged to operations under this pension plan were $151,314 for the year ended March 30, 2018 and $134,843 for the year ended March 31, 2017.

Note 13 -	REVENUES FROM MAJOR CUSTOMERS:

During the year ended March 30, 2018 four customers accounted for $7,639,000 constituting approximately 32.5% of the Company’s revenues. One of such customers accounted for over 10% of such revenues. During the year ended March 31, 2017 five customers individually accounted for $6,946,000 constituting approximately 34.5% of the Company’s revenues. None of such customers accounted for 10% of such revenues.

As of March 30, 2018, amounts due from two customers represented approximately 40% of the total amount of accounts receivable. Only one customer exceeded 10%.

Note 14 -	SUBSEQUENT EVENTS:

Subsequent to the fiscal year ended March 30, 2018, the Estate of Michael Offerman, the late Chief Execute Officer of the Company, exercised all of the options that had been awarded to him under the 2011 Equity Incentive Plan. As a result of such exercise, the aggregate issued and outstanding shares of common stock increased to 2,323,468 shares.

The Company has evaluated all other subsequent events through July 11, 2018, the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, the Company has determined that no subsequent events have occurred which require disclosure through the date that these Financial Statements were available to be issued.

Index

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer

Dated:    July 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	July 12, 2018
David Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	July 12, 2018
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	July 12, 2018
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	July 12, 2018
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	July 12, 2018
Eric C. Hugel, Director

/s/ Sonia Marciano	July 12, 2018
Sonia Marciano, Director