Form 10-K/A
period 2018-03-30
IEH CORPORATION
filed 2018-07-13
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K (Amendment No. 1) on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 30, 2018 (“Original Form 10-K”) which amend and restates the Original Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on July 12, 2018. The primary reason for filing this Amendment No. 1 to Form 10-K on Form 10-K/A is to file the final version of the XBRL Report (as described below) on Exhibit 101.1 This Amendment No. 1 is necessary because on July 12, 2018 the Original Form 10-K was inadvertently filed with SEC with a draft version of Exhibit 101.1 (and not the final version of Exhibit 101.1). Exhibit 101.1 is required to be filed together with the Original Form 10-K. Exhibit 101.1, commonly known as the XBRL report, contains the following information from the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2018 and is formatted in XBRL (eXtensible Business Reporting language): (i) Balance Sheets; (ii) the Statements of Operations; and (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flow, and (v) the Notes to Financial Statements (collectively, the “XBRL Report”). The Company is filing this Form 10-K/A together with the final version of the XBRL Report on Exhibit 101.1.

Also included as Exhibit 23.1 to this Amendment No.1 is the Consent of Manuel Reina, CPA, the Registered Independent Public Accounting Firm, which was inadvertently omitted from the filing of the Original Form 10-K.

Except as described above, no other changes have been made to the Original Form 10-K, including, without limitation, no changes to the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended March 30, 2018, as set forth in Item 15 of the Original Form 10-K.

With this Amendment No. 1 on Form 10-K/A, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, respectively, including in Part IV, Item 15 and attached as Exhibits 31.1, 31.2 and 32.1 to the Amendment No. 1.

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

Exhibits filed with Form 10-K:

(a)(1)        Financial Statements

The Financial Statements referenced in Part II, Item 9 of this Annual Report appear on pages 38 to 57.

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

23.1 Consent of Manuel Reina, CPA

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

Index

IEH CORPORATION

March 30, 2018 and March 31, 2017

Index to Financial Statements

Page
Number

Independent Auditor’s Report	39

Financial Statements:

Balance Sheets as of March 30, 2018 and March 31, 2017	40

Statements of Operations for the years ended March 30, 2018 and March 31, 2017	42

Statements of Stockholders’ Equity for the years ended March 30, 2018 and March 31, 2017	43

Statements of Cash Flows for the years ended March 30, 2018 and March 31, 2017	44

Notes to Financial Statements	45

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

Dated:    July 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	July 13, 2018
David Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	July 13, 2018
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	July 13, 2018
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	July 13, 2018
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	July 13, 2018
Eric C. Hugel, Director

/s/ Sonia Marciano	July 13, 2018
Sonia Marciano, Director