Form 10-Q
period 2018-06-29
IEH CORPORATION
filed 2018-08-13
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

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

2,323,468 shares of Common Shares, par value $.01 per share, were outstanding as of August 13, 2018.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of June 29, 2018 and March 30, 2018

	June 29,	March 30,
	2018	2018
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$2,322,996	$1,407,013
Accounts receivable, less allowances for doubtful accounts of $0 at June 29, 2018 and $11,562 at March 30, 2018 (Note 13)	5,871,169	4,429,267
Inventories (Note 3)	11,459,800	10,751,498
Excess payments to accounts receivable factor (Note 6)	1,593,173	154,960
Prepaid expenses and other current assets (Note 4)	670,509	489,594

Total Current Assets	21,917,647	17,232,332

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $9,518,960 at June 29, 2018 and $9,377,361 at March 30, 2018 (Note 5)	1,981,988	2,066,155
	1,981,988	2,066,155

OTHER ASSETS:
Other assets	54,489	54,489
	54,489	54,489

Total Assets	$23,954,124	$19,352,976

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of June 29, 2018 and March 30, 2018

	June 29,	March 30,
	2018	2018
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,167,833	$576,629
Accrued corporate income taxes	2,477,691	935,762
Other current liabilities (Note 7)	974,301	768,369
Total Current Liabilities	4,619,825	2,280,760

Total Liabilities	4,619,825	2,280,760

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,323,468 shares issued and outstanding at June 29, 2018 and 2,303,468 issued and outstanding at March 30, 2018	23,235	23,035
Capital in excess of par value	3,770,206	3,767,608
Retained earnings (Note 9)	15,540,858	13,281,573

Total Shareholders’ Equity	19,334,299	17,072,216

Total Liabilities and Shareholders’ Equity	$23,954,124	$19,352,976

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For Three Months Ended June 29, 2018 and June 30, 2017

	Three Months Ended
		June 30,
	June 29,	2017
	2018	(Restated)

REVENUE, net sales	$9,043,306	$4,992,979

COSTS AND EXPENSES

Cost of products sold	4,758,488	3,355,052
Selling, general and administrative	861,693	939,011
Interest expense	10,248	8,538
Depreciation	141,600	107,300
	5,772,029	4,409,901

OPERATING INCOME	3,271,277	583,078

OTHER INCOME	1,206	944

INCOME BEFORE INCOME TAXES	3,272,483	584,022

PROVISION FOR INCOME TAXES	1,013,198	278,400

NET INCOME	$2,259,285	$305,622

BASIC EARNINGS PER SHARE (Note 2)	$.98	$.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,315	2,303

FULLY DILUTED EARNINGS PER SHARE	$.95	$.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FULLY DILUTED	2,382	2,307

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended June 29, 2018 and June 30, 2017

	Three Months Ended
		June 30,
	June 29,	2017
	2018	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,259,285	$305,622

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	141,600	107,300
Recognition of stock compensation expense	2,798	19,586

Changes in assets and liabilities:
(Increase) in accounts receivable	(1,441,902)	(37,510)
(Increase) in inventories	(708,302)	(635,737)
(Increase) decrease in excess payments to accounts receivable factor	(1,438,213)	191,430
(Increase) in prepaid expenses and other current assets	(180,915)	(6,297)
Increase in accounts payable	591,404	74,009
Increase in other current liabilities	205,732	33,576
Increase in accrued corporate taxes	1,541,929	252,104

Total adjustments	(1,285,869)	(1,539)

NET CASH PROVIDED BY OPERATING ACTIVITIES	973,416	304,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(57,433)	(104,191)

NET CASH (USED) BY INVESTING ACTIVITIES	$(57,433)	$(104,191)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Three Months Ended June 29, 2018 and June 30, 2017

	Three Months Ended
		June 30,
	June 29,	2017
	2018	(Restated)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity on accounts receivable financing	$—	$190,975
Payment of dividend	—	(575,867)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$—	$(384,892)

INCREASE (DECREASE) IN CASH	915,983	(185,000)

CASH, beginning of period	1,407,013	1,210,761

CASH, end of period	$2,322,996	$1,025,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the six months for:
Interest	$10,248	$2,265

Income Taxes	$—	$51,147

Increase in issued and outstanding shares	$200	$—

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 29, 2018 and June 30, 2017 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 29, 2018 and June 30, 2017 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 29, 2018, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 30, 2018 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 30, 2018 included in the Company’s Quarterly Report on Form 10-Q as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In order to remain competitive, the Company has an internal program to upgrade, add and maintain machinery, review material costs and increase labor force productivity. During the fiscal year ended March 30, 2018, the Company purchased several machines to increase the productivity of certain processes. This will help the Company meet this goal.

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

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31. The year ended March 30, 2018 was comprised of 52 weeks. The current fiscal year, ending on March 29, 2019, will be comprised of 52 weeks.

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

Revenue Recognition: (continued)

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

As of June 29, 2018 and March 30, 2018, the Company had funds on deposit in the amount of $2,515,693 and $1,887,682, in one financial institution comprised of the following:

	June 29, 2018	March 30, 2018

Non-interest-bearing accounts	$1,273,763	$746,958
Interest bearing account	1,241,930	1,140,724
	$2,515,693	$1,887,682

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

Net Income Per Share: (continued)

Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock or warrants, as if they had been issued. For the three months ended June 29, 2018 and June 30, 2017, respectively, there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic, 360, Property, Plant and Equipment-Impairment or Disposal of Long-Lived Assets which includes the provisions of SFAS No. 144, “Accounting for The Impairment or Disposal of Long-Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 144. There were no long-lived asset impairments recognized by the Company for the three months ended June 29, 2018 and June 30, 2017, respectively.

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

In addition, the Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of June 29, 2018 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the three months ended June 29, 2018 and June 30, 2017, respectively, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

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

Inventories were comprised of the following:

	June 29,	March 30,
	2018	2018

Raw materials	$6,875,400	$6,644,436
Work in progress	1,029,800	2,288,115
Finished goods	3,554,600	1,818,947
	$11,459,800	$10,751,498

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	June 29,	March 30,
	2018	2018

Prepaid insurance	$96,541	$16,256
Prepaid corporate taxes	513,079	467,606
Other current assets	60,889	5,732
	$670,509	$489,594

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	June 29,	March 30,
	2018	2018

Computers	$496,489	$496,489
Leasehold improvements	888,488	888,488
Machinery and equipment	6,201,024	6,189,340
Tools and dies	3,726,827	3,681,077
Furniture and fixture	179,071	179,072
Website development cost	9,050	9,050
	11,500,949	11,443,516
Less: accumulated depreciation and amortization	(9,518,961)	(9,377,361)
	$1,981,988	$2,066,155

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

As of June 29, 2018 and March 30, 2018, the Company had reported excess payments to the commercial finance company of $1,593,173 and $154,960, respectively. These excess payments are reported in the accompanying financial statements as of June 29, 2018 and March 30, 2018 as “Excess payments to commercial finance company.”

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	June 29,	March 30,
	2018	2018

Payroll and vacation accruals	$824,843	$569,043
Sales commissions	110,710	104,791
Other	38,748	94,535
	$974,301	$768,369

Note 8-	CORRECTION OF AN ERROR:

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 8-	CORRECTION OF AN ERROR: (continued)

The following table shows the effect of this correction:

	Capital in
	Excess of	Retained
	Par value	earnings

Balances at March 25, 2016	$2,744,573	$10,812,960

Correction of an error: recognition of stock option compensation expense	995,055	(995,055)

Restated balances at March 26, 2016	$3,739,628	$9,817,905

Note 9-	CHANGES IN SHAREHOLDERS’ EQUITY:

The accumulated retained earnings increased by $2,259,285, which represents the net income for the three months ended June 29, 2018.

On May 9, 2018, the Estate of Michael Offerman, the late Chief Executive Officer of the Company, exercised all of the options (75,000) that had been awarded to him under the 2011 Equity Incentive Plan. As a result of such exercise, the aggregate issued and outstanding shares of common stock of the Company increased to 2,323,468 shares.

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

*Options for 3,000 shares were vested, options for 2,000 shares have not yet vested. They shall vest on August 15, 2018.

The following table shows the option activity for the fiscal year ended March 30, 2018 and the current three months ended June 29, 2018.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

			Quarter ended
		Quarter ended	June 30, 2017
	Ref	June 29, 2018 (in thousands)	(in thousands) (restated)
IEH employees		$—	$—
Non-employee directors		3	20
Total stock option expense	(a)	$3	$20

(a):	The Company reported compensation expense of $2,798 during the quarter ended June 29, 2018 and $19,586 during the quarter ended June 30, 2017 resulting from stock options granted on August 15, 2016.

Unrecognized stock-based compensation expense

			Quarter ended
		Quarter ended	June 30, 2017
	Ref	June 29, 2018 (in thousands)	(in thousands) (restated)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		11	22
Total unrecognized expense	(b)	$11	$22

(b):	Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10 -	2011 EQUITY INCENTIVE PLAN: (continued)

Note: Stock option grants to IEH officers, directors and key employees in the fiscal years ended March 30, 2018 and March 31, 2017 were valued using a Black-Scholes model, under the following criteria:

	March 30, 2018	March 31, 2017
Risk free interest rate	2.09%	1.88%
Contractual term	10 years	10 years
Dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	64%	56%
Fair value per option	$5.85	$6.00

The following table shows the activity for the fiscal years ended March 30, 2018 and March 31, 2017.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/25/2016	245,000	$6.18	9.27	$—
Granted	8/15/2016	10,000	$5.30	10.00	—
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/31/2017	255,000	$6.15	8.82	$87
Fully Vested		247,000	$6.05
Exercisable at the End of the Year
March 31 2017		247,000

Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$87
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$702
Fully Vested		251,000	$6.02
Exercisable at the End of the Year March 30, 2018		251,000

Outstanding at the Beginning of the Year	3/30/2018	255,000	$6.15	8.07	$702
Granted		0
Exercised		(75,000)
Forfeited or Expired		0
Outstanding at the End of the Quarter	6/29/2018	180,000	$6.04	7.57	$666
Fully Vested		176,000	$5.94
Exercisable at the End of the Year June 29, 2018		176,000

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10 -	2011 EQUITY INCENTIVE PLAN: (continued)

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

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. Accordingly, the Company has accrued a contribution provision of $100,500 for the three months ended June 29, 2018. For the year ended March 30, 2018, the Company’s contribution was $324,000.

Note 12-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2019	138,240
2020	189,200
2021	128,640
$456,080

The rental expense for the three months ended June 29, 2018 was $45,480 and $44,145 for the three months ended June 30, 2017.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The Plan’s information and data for the year ending December 31, 2017 is not yet available. As of the date hereof, the Company expects that its proportional share of the 2017 liability will also be fully funded. The amount of accumulated benefits and net assets of such Plan is also not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $35,637 and $33,622 for the three months ended June 29, 2018 and June 30, 2017, respectively.

Note 13-	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The Company historically had maintained an allowance for accounts receivables. The Company did determine that over the past five years, no customer account balances were determined to be uncollectable and charged off to operations. A review of accounts receivable at June 29, 2018 indicated that none were either delinquent or uncollectable.

Accordingly, the Company removed this allowance for uncollectable accounts as of June 30, 2018.

Note 14-	SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through August 13, 2018, the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The Company did not expend any funds on, nor receiving any revenues related to, customer sponsored research and development activities, relating to the development of new designs, techniques and the improvement of existing designs, for the three months ended June 29, 2018 and June 30, 2017, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

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

Comparative Analysis-Three Months Ended June 29, 2018 and June 30, 2017

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	June 29,	June 30,
	2018	2017

Operating Revenues (in thousands)	$9,043	$4,993

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	52.61%	67.20%
Selling, General and Administrative	9.52%	18.80%
Interest Expense	.11%	.20%
Depreciation and amortization	1.56%	2.10%

TOTAL COSTS AND EXPENSES	63.80%	88.30%

Operating Income	36.20%	11.70%

Other Income	—%	—%

Income before Income Taxes	36.20%	11.70%

Income Taxes	11.20%	5.60%

Net Income	25.00%	6.10%

Operating revenues for the three months ended June 29, 2018 amounted to $9,043,306 reflecting a 81.1% increase versus $4,992,979 for the three months ended June 30, 2017. The increase in revenues of $4,050,327 can be attributed to increased marketing efforts and sales management support along with successful penetration into new markets and continued cultivation of our existing customer base.

The results of this fiscal quarter ending June 29, 2018 reflect the completion of a large customer contract which has now been fulfilled over the past two fiscal quarters. Our reasonable expectation at this time is that this customer’s business will not be repetitive and accordingly there can be no assurance that the operating revenues in future fiscal quarters will equal or exceed the results of the current quarter.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 29, 2018 and June 30, 2017 (continued)

Results of Operations (continued)

Cost of products sold were $4,758,488 for the three months ended June 29, 2018 or 52.61% of operating revenues. This reflected an increase of $1,403,436 or 21.7% in the cost of products sold from $3,355,052 or 67.20% of operating revenues for the three months ended June 30, 2017. The increase in cost of products sold can be attributed to increased production costs necessary to support the increase in sales.

Selling, general and administrative expenses were $861,693 or 9.52% of operating revenues for the three months ended June 29, 2018 compared to $939,011 or 18.80% of operating revenues. This comparative decrease of $77,732 can be attributed to the Company’s efforts to better control expenses.

Interest expense was $10,248 for the three months ended June 29, 2018 or .11% of operating revenues. For the three months ended June 30, 2017, interest expense was $8,538 or .20% of operating revenues. The decrease can be attributed to a reduction in borrowing from our commercial financial company during the current three month period.

Depreciation and amortization of $141,600 or 1.56% of operating revenues was reported for the three months ended June 29, 2018 as compared to $107,300 or 2.10% of operating revenues for the three months ended June 30, 2017.

The Company reported net income of $2,259,285 for the three months ended June 29, 2018 as compared to net income of $305,622 for the three months ended June 30, 2017. The increase in net income for the current three month period can be attributed primarily to the increase in operating revenues for the current period.

Liquidity and Capital Resources

The Company reported working capital of $17,297,822 as of June 29, 2018, compared to a working capital of $14,951,572 as of March 30, 2018. The increase in working capital of $2,346,250 was attributable to the following items:

Net income	$2,259,285
Depreciation and amortization	141,600
Capital expenditures	(57,433)
Recognition of stock compensation expense	2,798
$2,346,250

As a result of the above, the current ratio (current assets to current liabilities) was 4.74 to 1 at June 29, 2018 as compared to 7.56 to 1 at March 30, 2018. Current liabilities at June 29, 2018 were $4,619,825 compared to $2,280,760 at March 30, 2018.

For the three months ended June 29, 2018, the Company reported $57,433 in capital expenditures and depreciation of $141,600.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The net income of $2,259,285 for the three months ended June 29, 2018 resulted in an increase in total shareholders’ equity to $19,334,299.

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

As of June 29, 2018 and March 30, 2018, the Company had reported excess payments to the commercial finance company of $1,593,173 and $154,960, respectively. These excess payments are reported in the accompanying financial statements as of June 29, 2018 and March 30, 2018 as “Excess payments to commercial finance company.”

In the past two fiscal years, management has been reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. As a consequence of this new policy the Company’s experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all accounts receivable on a monthly basis. The reserve that was less than 2% of average gross accounts receivable was no longer considered necessary as the company has no uncollectible account.

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits. Based upon the Plan’s information and data as of December 31, 2016 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), the Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2016 is fully funded. The Plan’s information and data for the year ending December 31, 2017 is not yet available. As of the date hereof, the Company expects that its proportional share of the 2017 liability will also be fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $35,637 and $33,622 for the three months ended June 29, 2018 and June 30, 2017, respectively.

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

Stock Option Plan (continued)

termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

Name	Stock Option Grants*

David Offerman	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000	*
Eric Hugel	5,000	*

*Options for 3,000 shares were vested, options for 2,000 shares have not yet vested. They shall vest on August 15, 2018.

The following table shows the option activity for the fiscal year ended March 30, 2018 and the current three months ended June 29, 2018.

Stock-based compensation expense:

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

			Quarter ended
		Quarter ended	June 30, 2017
	Ref	June 29, 2018 (in thousands)	(in thousands) (restated basis)
IEH employees		$—	$—
Non-employee directors		3	20
Total stock option expense	(a)	$3	$20

(a):	The Company reported compensation expense of $2,798 during the quarter ended June 29, 2018 and $19,586 during the quarter ended June 30, 2017 resulting from stock options granted on August 15, 2016.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

Unrecognized stock-based compensation expense:

			Quarter ended
		Quarter ended	June 30, 2017
	Ref	June 29, 2018 (in thousands)	(in thousands) (restated)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		11	22
Total unrecognized expense	(b)	$11	$22

(b):	Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

The following table shows the activity for the fiscal years ended March 30, 2018 and March 31, 2017 and through June 29, 2018.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/25/2016	245,000	$6.18	9.27	$—
Granted	8/15/2016	10,000	$5.30	10.00	—
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/31/2017	255,000	$6.15	8.82	$87
Fully Vested		247,000	$6.05
Exercisable at the End of the Year
March 31 2017		247,000

Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$87
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$702
Fully Vested		251,000	$6.02
Exercisable at the End of the Year March 30, 2018		251,000

Outstanding at the Beginning of the Year	3/30/2018	255,000	$6.15	8.07	$702
Granted		0
Exercised		(75,000)
Forfeited or Expired		0
Outstanding at the End of the Quarter	6/29/2018	180,000	$6.04	7.57	$666
Fully Vested		176,000	$5.94
Exercisable at the End of the Year June 29, 2018		176,000

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

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

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for executive officers. Contributions to the Cash Bonus Plan are made by the Company only after pre-tax operating profits exceed $150,000 for a fiscal year, and then to the extent of 10% of the excess of the greater of $150,000 or 25% of pre-tax operating profits. The Company accrued $100,500 for the three months ended June 29, 2018. For the year ended March 30, 2018, the Company’s contribution was $324,000.

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

As of June 29, 2018, our unrestricted cash per the Company’s books was $2,322,996 of which $1,241,930 was in an interest-bearing money market account with and the balance of $1,081,066 was maintained in non-interest-bearing checking accounts used to pay operating expenses. As of March 30, 2018, our unrestricted cash per the Company’s books was $1,407,013 of which $1,140,724 was maintained in an interest-bearing money market

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continue)

Interest Rate Risk (continue)

account and the balance of $266,289 was maintained in non-interest-bearing checking accounts to pay operating expenses.

Item 4.	Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures throughout the period covered by this report were not effective. They determined that deficiencies included how the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management to allow for timely decisions regarding disclosure. The deficiencies in our internal controls over financial reporting and disclosure controls related to the expertise of recording complex accounting issues with respect to stock-based compensation expense.

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

We erroneously did not report fully diluted earnings per share for the year ended March 30, 2018. We commenced reporting fully diluted earnings per share for the quarters ended June 29, 2018 and June 30, 2017 using the treasury method.

Management has undertaken steps to correct this past deficiency in its system of internal controls over financial reporting and has implemented procedures to closely monitor its system of internal controls in the future. In addition, management is recommending to the Board of Directors to form an audit committee of the Board which will be responsible to review: (i) all financial reports of the Company including, without limitation, the audited and unaudited financial statements of the Company, as applicable, and (ii) periodically review our disclosure controls and internal controls over financial reporting. The audit committee will also be authorized to investigate and make recommendations to the Board to implement any necessary system of internal controls over financial reporting to prevent any future deficiency in the internal controls over financial reporting. The audit committee will be comprised of at least three independent directors of the Company. Management believes that these changes are reasonably likely to affect materially and positively our internal controls over financial reporting.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 4.	Controls and Procedures (continue)

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

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 4.	Controls and Procedures (continued)

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

We have generated net income of $2,565,559, $1,690,110 and $1,473,976, respectively, for the fiscal years ended March 30, 2018, March 31, 2017 and March 25, 2016 and $2,259,285 for the three months ended June 29, 2018. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 30, 2018 traded as low as $6.12 per share and as high as $8.89 per share. During the three-month period ended June 29, 2018, our common stock traded in the range of $7.30 per share to $9.66 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

*Submitted electronically herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the nine months ended

June 29, 2018 and June 30, 2017; (ii) Balance Sheets as of June 29, 2018 and March 30, 2018; (iii) Statement of Cash Flows for the three months ended June 29, 2018 and June 30, 2017; and (iv) Notes to Financial Statements for the three months ended June 29, 2018.

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

(b) Reports on Form 8-K during Quarter.

(i)	Form 8-K, dated June 5, 2018

(ii)	Form 8-K dated July 9, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

August 13, 2018	/s/ David Offerman
David Offerman
President and Chief Executive Officer (Principal Executive Officer)

August 13, 2018	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)