Form 10-Q
period 2018-09-28
IEH Corp
filed 2018-11-16
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

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

2,323,468 shares of Common Shares, par value $.01 per share, were outstanding as of November 16, 2018.

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	44

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	45

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	46

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of September 28, 2018 and March 30, 2018

	September 28,	March 30,
	2018	2018
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$4,087,248	$1,407,013
Accounts receivable, less allowances for doubtful accounts of $0 at September 28, 2018 and $11,562 at March 30, 2018 (Note 13)	4,407,017	4,429,267
Inventories (Note 3)	11,577,700	10,751,498
Excess payments to Commercial finance company (Note 6)	448,930	154,960
Prepaid expenses and other current assets (Note 4)	296,633	489,594

Total Current Assets	20,817,528	17,232,332

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $9,602,961 at September 28, 2018 and $9,377,361 at March 30, 2018 (Note 5)	2,166,449	2,066,155
	2,166,449	2,066,155

OTHER ASSETS:
Other assets	54,489	54,489
	54,489	54,489

Total Assets	$23,038,466	$19,352,976

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of September 28, 2018 and March 30, 2018

	September 28,	March 30,
	2018	2018
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$155,518	$576,629
Accrued corporate income taxes	1,764,260	935,762
Other current liabilities (Note 7)	835,287	768,369
Total Current Liabilities	2,755,065	2,280,760

Total Liabilities	2,755,065	2,280,760

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,323,468 shares issued and outstanding at September 28, 2018 and 2,303,468 issued and outstanding at March 30, 2018 (Note 9)	23,235	23,035
Capital in excess of par value	3,773,004	3,767,608
Retained earnings (Note 9)	16,487,162	13,281,573

Total Shareholders’ Equity	20,283,401	17,072,216

Total Liabilities and Shareholders’ Equity	$23,038,466	$19,352,976

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Six and Three Months Ended September 28, 2018 and September 29, 2017

	Six Months Ended		Three Months Ended
	Sept. 28, 2018	Sept. 29, 2017	Sept. 28, 2018	Sept. 29, 2017
		(Restated)		(Restated)

REVENUE, net sales	$15,641,182	$11,051,240	$6,597,876	$6,058,261

COSTS AND EXPENSES

Cost of products sold	8,626,465	6,977,485	4,041,230	3,622,433
Selling, general and administrative	2,077,479	2,052,224	1,042,532	1,113,213
Interest expense	15,552	16,639	5,304	8,101
Depreciation	225,600	212,600	84,000	105,300
	10,945,096	9,258,948	5,173,066	4,849,047

OPERATING INCOME	4,696,086	1,792,292	1,424,810	1,209,214

OTHER INCOME	3,162	1,326	1,955	382

INCOME BEFORE INCOME TAXES	4,699,248	1,793,618	1,426,765	1,209,596

PROVISION FOR INCOME TAXES	1,493,659	923,336	480,461	644,936

NET INCOME	$3,205,589	$870,282	$946,304	$564,660

BASIC EARNINGS PER SHARE (Note 2)	$1.38	$.38	$.41	$.25

FULLY DILUTED EARNINGS PER SHARE	$1.15	$.38	$.30	$.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,319	2,303	2,323	2,303

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – FULLY DILUTED (in thousands)	2,788	2,312	3,189	2,316

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended September 28, 2018 and September 29, 2017

	Six Months Ended
	September 28,	September 29,
	2018	2017
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,205,589	$870,282

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	225,600	212,600
Recognition of stock compensation expense	5,596	22,384

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	22,250	(22,234)
(Increase) in inventories	(826,202)	(749,508)
(Increase) in excess payments to commercial finance company	(293,970)	(412,904)
Decrease in prepaid expenses and other current assets	192,961	598,082
Increase (decrease) in accounts payable	(421,111)	192,583
Increase (decrease) in other current liabilities	66,918	(85,104)
Increase in accrued corporate taxes	828,498	278,639

Total adjustments	(199,460)	34,538

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,006,129	904,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(325,894)	(232,900)

NET CASH (USED) BY INVESTING ACTIVITIES	(325,894)	$(232,900)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Six Months Ended September 28, 2018 and September 29, 2017

	Six Months Ended
	September 28,	September 29,
	2018	2017
		(Restated)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of special cash dividend	$—	$(575,867)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$—	(575,867)

INCREASE (DECREASE) IN CASH	2,680,235	96,053

CASH, beginning of period	1,407,013	1,210,761

CASH, end of period	$4,087,248	1,306,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the six months for:
Interest	$14,052	15,138

Income Taxes	$504,662	51,147

Increase in issued and outstanding shares	$200	$—

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of September 28, 2018 and September 29, 2017 and for the six months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 28, 2018 and September 29, 2017 and the results of operations and cash flows for the six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 28, 2018, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 30, 2018 has been derived from the audited financial statements at that date.

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

The customers of the Company services are in the following markets: Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Aerospace. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the Commercial Aerospace and Military markets were 35% and 45%, respectively, of the Company’s net sales for the year ended March 30, 2018. The balance of the Company’s sales is principally in the following markets: Space (10%), Oil and Gas Exploration (5%), and Medical, Industrial and Testing Equipment (5%). The Company’s offering of “QPL” items has recently been expanded to include additional products.

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

The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company based upon historical experience has determined that if a part has not been used and purchased or an item of finished goods has not been sold in six years, it is deemed to be obsolete. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience, is made to inventory in recognition of this impairment.

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

As of September 28, 2018 and March 30, 2018, the Company had funds on deposit in the amount of $4,300,136 and $1,887,682, in one financial institution comprised of the following:

	September 28, 2018	March 30, 2018

Non-interest-bearing accounts	$1,806,250	$746,958
Interest bearing account	2,493,886	1,140,724
	$4,300,136	$1,887,682

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

Net Income Per Share: (continued)

In diluted earnings per share the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock, warrants and options, as if they had been issued.

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

Impairment of Long-Lived Assets:

There were no long-lived asset impairments recognized by the Company for the six months ended September 28, 2018 and September 29, 2017, respectively, and currently all assets are being utilized.

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

Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued certain accounting standards updates as of September 28, 2018 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the six months ended September 28, 2018 and September 29, 2017, respectively, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

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

The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company based upon historical experience has determined that if a part has not been used and purchased or an item of finished goods has not been sold in six years, it is deemed to be obsolete.

The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience, is made to inventory in recognition of this impairment.

Inventories were comprised of the following:

	September 28,	March 30,
	2018	2018

Raw materials	$7,155,030	$6,644,436
Work in progress	2,463,946	2,288,115
Finished goods	1,958,724	1,818,947
	$11,577,700	$10,751,498

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	September 28,	March 30,
	2018	2018

Prepaid insurance	$56,285	$16,256
Prepaid corporate taxes	156,912	467,606
Other current assets	83,436	5,732
	$296,633	$489,594

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	September 28,	March 30,
	2018	2018

Computers	$496,489	$496,489
Leasehold improvements	894,988	888,488
Machinery and equipment	6,346,130	6,189,340
Tools and dies	3,842,946	3,681,077
Furniture and fixture	179,072	179,072
Website development cost	9,785	9,050
	11,769,410	11,443,516
Less: accumulated depreciation and amortization	(9,602,961)	(9,377,361)
	$2,166,449	$2,066,155

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

As of September 28, 2018 and March 30, 2018, the Company had reported excess payments to the commercial finance company of $448,930 and $154,960, respectively. These excess payments are reported in the accompanying financial statements as of September 28, 2018 and March 30, 2018 as “Excess payments to commercial finance company.”

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	September 28,	March 30,
	2018	2018

Payroll and vacation accruals	$733,089	$569,043
Sales commissions	63,450	104,791
Other	38,748	94,535
	$835,287	$768,369

Note 8-	CORRECTION OF AN ERROR:

On July 1, 2015, the Company granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Equity Incentive Plan.

The Company did account for these grants as statutory stock options but did not report these grants as additional compensation expense during the fiscal year ended March 25, 2016. Upon subsequent review, it was determined that these grants should have been reported as compensation expense using a Black-Scholes Method of valuation for the fiscal year ended March 25, 2016.

The Company is reporting additional stock option compensation expense of $995,055 as an adjustment of the opening component balances of stockholders’ equity as of March 31, 2017.

The following table shows the effect of this correction:

	Capital in
	Excess of	Retained
	Par value	earnings

Balances at March 25, 2016	$2,744,573	$10,812,960

Correction of an error: recognition of stock option compensation expense	995,055	(995,055)

Restated balances at March 26, 2016	3,739,628	9,817,905

Net income for the year ended March 31, 2017	—	1,473,976

Balances at March 31, 2017	$3,739,628	$11,291,881

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 8-	CORRECTION OF AN ERROR: (continued)

	Capital in
	Excess of	Retained
	Par value	earnings

Balances at March 31, 2017 (from page 16)	$3,739,628	$11,291,881

Stock compensation recognized for the year ended March 25, 2016	16,788	—

Dividend distribution paid on June 17, 2017	—	(575,867)

Stock compensation recognized for the quarter ended June 30, 2017	2,798	—

Restated net income for the quarter ended June 30, 2017	—	305,622

Balances at June 30, 2017	3,759,214	11,021,636

Stock compensation recognized for the quarter ended September 29, 2017	2,798	—

Restated net income for the quarter ended September 29, 2017		564,660

Balances at September 29, 2017	$3,762,012	$11,586,296

The financial statements for the three and six months periods ended September 29, 2017 have been restated to include the recognition of quarterly stock compensation as follows:

	Quarter ended	Six months ended
	Sep 29, 2017	Sep 29, 2017
	(in thousands) (restated)	(in thousands) (restated)
IEH employees	$—	$—
Non-employee directors	3	22
Total stock compensation expense	$3	$22

Note 9-	CHANGES IN SHAREHOLDERS’ EQUITY:

The accumulated retained earnings increased by $3,205,589, which represents the net income for the six months ended September 28, 2018.

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

On July 1, 2015, our Board of Directors granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our then Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, was granted 5,000 options. The stock options: (i) have a ten-year term; (ii) have an exercise price equal to the value of the Company’s common stock on the date of grant; and (iii) were all immediately vested. The options granted to Michael Offerman had an exercise price equal to 110% of such fair market value because he owned ten percent (10%) or greater of the Company’s outstanding common stock. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10-	2011 EQUITY INCENTIVE PLAN: (continued)

Effective July 15, 2016, the Board of Directors of the Company unanimously voted to increase the number of directors from three to six directors and elected David Offerman as a Class II director and Dr. Sonia Marciano and Eric C. Hugel as Class I Directors.

Effective August 15, 2016, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to each of Dr. Marciano and Mr. Hugel as follows: Each of the new non-management directors will receive a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares vested immediately (August 15, 2016); (ii) 2,000 shares vested on August 15, 2017; and (iii) 2,000 shares will vest on August 15, 2018. The stock options: (i) have a ten-year term; and (ii) have an exercise price equal to the value of the Company’s common stock on the date of grant. In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

On September 7, 2018, the Board of Directors elected Michael E. Rosenfeld to the Board of Directors to fill the vacancy of a Class I Director of the Company created by the death of the Company’s then President and Chief Executive Officer, Michael Offerman. Such appointment will become effective on October 26, 2018.

At the same time, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to Mr. Rosenfeld as follows: He will receive a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares will vest on October 26, 2018; (ii) 2,000 shares will vest on October 26, 2019; and (iii) 2,000 shares will vest on October 26, 2020. The stock options: (i) have a ten-year term; and (ii) have an exercise price equal to the value of the Company’s common stock on the date of grant. In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
David Offerman	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000
Eric Hugel	5,000
Michael E. Rosenfeld	5,000	*

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10-	2011 EQUITY INCENTIVE PLAN: (continued)

*Options for 1,000 shares vested on October 26, 2018, Options for 1,000 shares have not yet vested. 2,000 shares shall vest on October 26, 2019 and 2,000 shares shall vest on October 26, 2020.

The following table shows the option activity for the fiscal year ended March 30, 2018 and the current six months ended September 28, 2018.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		Six months ended	Six months Ended	Quarter ended	Quarter ended Sept. 29, 2017
	Ref	Sept. 28, 2018 (in thousands)	Sept. 29,2017 (in thousands)	Sept. 28, 2018 (in thousands)	(in thousands) (restated)
IEH employees		$—	$—	$—	$—
Non-employee directors		6	22	3	3
Total stock compensation expense	(a)	$6	$22	$3	$3

(a):	The Company reported compensation expense of $2,798 during the quarter ended September 28, 2018 and $2,798 during the quarter ended September 29, 2017 resulting from stock options granted on August 15, 2016.

Unrecognized stock-based compensation expense:

			Quarter ended
		Quarter ended	September 29, 2017
	Ref	September 28, 2018 (in thousands)	(in thousands) (restated)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		8	19
Total unrecognized expense	(b)	$8	$19

(b):	Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

Note: Stock option grants to IEH officers, directors and key employees in the fiscal years ended March 30, 2018 and March 31, 2017 were valued using a Black-Scholes model, under the following criteria:

	March 30, 2018	March 31, 2017
Risk free interest rate	2.09%	1.88%
Contractual term	10 years	10 years
Dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	64%	56%
Fair value per option	$5.85	$6.00

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10-	2011 EQUITY INCENTIVE PLAN: (continued)

The following table shows the activity for the fiscal years ended March 30, 2018 and March 31, 2017.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/25/2016	245,000	$6.18	9.27	$—
Granted	8/15/2016	10,000	$5.30	10.00	—
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/31/2017	255,000	$6.15	8.82	$87
Fully Vested		247,000	$6.05
Exercisable at the End of the Year
March 31 2017		247,000
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$87
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$702
Fully Vested		251,000	$6.02
Exercisable at the End of the Year March 30, 2018		251,000

Outstanding at the Beginning of the Year	3/30/2018	255,000	$6.15	8.07	$702
Granted		0
Exercised		(75,000)
Forfeited or Expired		0
Outstanding at the End of the Quarter	6/29/2018	180,000	$6.04	7.57	$666
Fully Vested		176,000	$5.94
Exercisable at the End of the Year September 28, 2018		176,000

Outstanding at the Beginning of the Quarter	6/29/2018	180,000	$6.04	7.57	$666
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Quarter	9/28/2018	180,000	$6.04	7.32	$1,393
Fully Vested		180,000	$5.94
Exercisable at the End of the Quarter September 28, 2018		180,000

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10 -	2011 EQUITY INCENTIVE PLAN: (continued)

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

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for non-union, management and administrative staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. The Company accrued a contribution provision of $162,000 for the six months ended September 28, 2018. For the fiscal year ended March 30, 2018, the Company’s contribution was $324,000.

Note 12-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2019	$92,760
2020	189,200
2021	128,640
$410,600

The rental expense for the six months ended September 28, 2018 was $90,960 and $88,290 for the six months ended September 29, 2017.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The Plan’s information and data for the year ending December 31, 2018 is not yet available. As of the date hereof, the Company expects that its proportional share of the 2018 liability will also be fully funded. The amount of accumulated benefits and net assets of such Plan is also not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $37,048 and $58,652 for the six months ended September 28, 2018 and September 29, 2017, respectively.

Note 13-	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The Company historically had maintained an allowance for uncollectable accounts receivables. The Company did determine that over the past five years, no customer account balances were determined to be uncollectable and charged off to operations. A review of accounts receivable at September 28, 2018 indicated that none were either deemed to be delinquent or uncollectable. Accordingly, The Company has determined that collectability is not an issue and it that there is no longer a need to maintain this allowance.

Note 14-	SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through November 16, 2018, the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The Company did not expend any funds on, nor receiving any revenues related to, customer sponsored research and development activities, relating to the development of new designs, techniques and the improvement of existing designs, for the six months ended September 28, 2018 and September 29, 2017, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

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

Comparative Analysis-Six Months Ended September 28, 2018 and September 29, 2017

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	September 28,		September 29,
	2018		2017

Operating Revenues (in thousands)	$15,641		$11,051

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	55.15%		63.14%
Selling, General and Administrative	13.28%		18.37%
Interest Expense	.10%		.15%
Depreciation and amortization	1.44%		1.92%

TOTAL COSTS AND EXPENSES	69.97%		83.58%

Operating Income	30.03%		16.42%

Other Income	.02%		.01%

Income before Income Taxes	30.05%		16.43%

Income Taxes	(9.55%	)	(8.36%	)

Net Income	20.50%		8.07%

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Six Months Ended September 28, 2018 and September 29, 2017 (continued)

Results of Operations (continued)

Operating revenues for the six months ended September 28, 2018 amounted to $15,641,182 reflecting an 41.53% increase versus $11,051,240 for the six months ended September 29, 2017. The increase in revenues of $4,589,942 can be attributed to increased marketing efforts and sales management support along with successful penetration into new markets and continued cultivation of our existing customer base.

The results of this six month period ending September 28, 2018 reflect the completion of a large customer contract which was fulfilled by the end of the first fiscal quarter. Our reasonable expectation at this time is that this customer’s business will not be repetitive and accordingly there can be no assurance that the operating revenues in future fiscal quarters will equal or exceed the results of the first fiscal quarter.

Cost of products sold were $8,626,465 for the six months ended September 28, 2018 or 55.15% of operating revenues. This reflected an increase of $1,648,980 or 23.63% in the cost of products sold from $6,977,485 or 63.14% of operating revenues for the six months ended September 29, 2017. The increase in cost of products sold can be attributed to increased production costs necessary to support the increase in sales.

Selling, general and administrative expenses were $2,077,479 or 13.28% of operating revenues for the six months ended September 28, 2018 compared to $2,052,224 or 18.37% of operating revenues. This comparative increase of $25,255 can be attributed to the Company’s efforts to better control expenses.

Interest expense was $15,552 for the six months ended September 28, 2018 or .10% of operating revenues. For the six months ended September 29, 2017, interest expense was $16,639 or .15% of operating revenues. The decrease can be attributed to a reduction in borrowing from our commercial financial company during the current six-month period.

Depreciation and amortization of $225,600 or 1.44% of operating revenues was reported for the six months ended September 28, 2018 as compared to $212,600 or 1.92% of operating revenues for the six months ended September 29, 2017.

The Company reported net income of $3,205,589 for the six months ended September 28, 2018 as compared to net income of $870,282 for the six months ended September 29, 2017. The increase in net income for the current six-month period can be attributed primarily to the increase in operating revenues for the current six-month period.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended September 28, 2018 and September 29, 2017

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	September 28,		September 29,
	2018		2017

Operating Revenues (in thousands)	$6,598		$6,058

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	61.25%		59.79%
Selling, General and Administrative	15.80%		18.33%
Interest Expense	0.08%		0.13%
Depreciation and amortization	1.27%		1.74%

TOTAL COSTS AND EXPENSES	78.40%		79.99%

Operating Income	21.60%		20.01%

Other Income	0.03%		0.01%

Income before Income Taxes	21.63%		20.02%

Income Taxes	(7.28%	)	(10.65%	)

Net Income	14.35%		9.37%

Operating revenues for the three months ended September 28, 2018 amounted to $6,597,876 reflecting an 8.91% increase versus $6,058,261 for the three months ended September 29, 2017. The increase in revenues of $539,615 can be attributed to increased marketing efforts and sales management support along with successful penetration into new markets and continued cultivation of our existing customer base.

Cost of products sold were $4,041,230 for the three months ended September 28, 2018 or 61.25% of operating revenues. This reflected an increase of $418,797 or 11.56% in the cost of products sold from $3,622,433 or 59.79% of operating revenues for the three months ended September 29, 2017. The increase in cost of products sold can be attributed to increased production costs necessary to support the increase in sales.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended September 28, 2018 and September 29, 2017 (continued)

Results of Operations (continued)

Selling, general and administrative expenses were $1,042,532 or 15.80% of operating revenues for the three months ended September 28, 2018 compared to $1,113,213 or 18.33% of operating revenues. This comparative decrease of $70,681 can be attributed to the Company’s efforts to better control expenses.

Interest expense was $5,304 for the three months ended September 28, 2018 or 0.08% of operating revenues. For the three months ended September 29, 2017, interest expense was $8,101 or 0.13% of operating revenues. The decrease can be attributed to a reduction in borrowing from our commercial financial company during the current three-month period.

Depreciation and amortization of $84,000 or 1.27% of operating revenues was reported for the three months ended September 28, 2018 as compared to $105,300 or 1.74% of operating revenues for the three months ended September 29, 2017.

The Company reported net income of $946,304 for the three months ended September 28, 2018 as compared to net income of $564,660 for the three months ended September 29, 2017. The increase in net income for the current three-month period can be attributed primarily to the increase in operating revenues for the current period.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company reported working capital of $18,062,463 as of September 28, 2018, compared to a working capital of $14,951,572 as of March 30, 2018. The increase in working capital of $3,110,891 was attributable to the following items:

Net income	$3,205,589
Depreciation and amortization	225,600
Capital expenditures	(325,894)
Recognition of stock compensation expense	5,596
$3,110,891

As a result of the above, the current ratio (current assets to current liabilities) was 7.56 to 1 at September 28, 2018 as compared to 7.56 to 1 at March 30, 2018. Current liabilities at September 28, 2018 were $2,755,065 compared to $2,280,760 at March 30, 2018.

For the six months ended September 28, 2018, the Company reported $325,894 in capital expenditures and depreciation and amortization of $225,600.

The net income of $3,205,589 for the six months ended September 28, 2018 resulted in an increase in total shareholders’ equity to $20,283,401.

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

As of September 28, 2018 and March 30, 2018, the Company had reported excess payments to the commercial finance company of $448,930 and $154,960, respectively. These excess payments are reported in the accompanying financial statements as of September 28, 2018 and March 30, 2018 as “Excess payments to commercial finance company.”

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits. Based upon the Plan’s information and data as of December 31, 2016 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), the Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2016 is fully funded. The Plan’s information and data for the year ending December 31, 2017 is not yet available. As of the date hereof, the Company expects that its proportional share of the 2017 liability will also be fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $37,048 and $58,562 for the six months ended September 28, 2018 and September 29, 2017, respectively.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

On July 1, 2015, our Board of Directors granted 245,000 options to purchase shares of the Company’s common stock under the 2011 Plan as follows: (i) Michael Offerman, our then Chief Executive Officer, was granted 75,000 options; (ii) Robert Knoth, our Chief Financial Officer, was granted 50,000 options; (iii) four non-executive officer key employees were granted 110,000 options; and (iv) each of our non-management directors, Allen Gottlieb and Gerald Chafetz, were granted 5,000 options. The stock options: (i) have a ten-year term; (ii) have an exercise price equal to the value of the Company’s common stock on the date of grant; and (iii) were all immediately vested. The options granted to Michael Offerman has an exercise price equal to 110% of such value because he owned ten percent (10%) or greater of the Company’s outstanding common stock. In the event of the termination of each recipient’s employment by, or association with, the Company (as applicable), the options will remain exercisable in accordance with the terms of the 2011 Plan.

Effective July 15, 2016, the Board of Directors of the Company unanimously voted to increase the number of directors from three to six directors and elected David Offerman as a Class II director and Dr. Sonia Marciano and Eric C. Hugel as Class I Directors.

Effective August 15, 2016, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to each of Dr. Marciano and Mr. Hugel as follows: Each of the new non-management directors will receive a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares vested immediately (August 15, 2016); (ii) 2,000 shares vested on August 15, 2017; and (iii) 2,000 shares will vest on August 15, 2018. The stock options (i) have a ten-year term; and (ii) have an exercise price equal to the value of the Company’s common stock on the date of grant. In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

On September 7, 2018, the Board of Directors elected Michael E. Rosenfeld to the Board of Directors to fill the vacancy of a Class I Director of the Company created by the death of the Company’s then President and Chief Executive Officer, Michael Offerman. Such appointment will become effective on October 26, 2018.

At the same time, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to Mr. Rosenfeld as follows: He will receive a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares will vest on October 26, 2018; (ii) 2,000 shares will vest on October 26, 2019; and (iii) 2,000 shares will vest on October 26, 2020. The stock options: (i) have a ten-year term; and (ii) have an exercise price equal to the value of the Company’s common stock on the date of grant. In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

Name	Stock Option Grants*
David Offerman	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000
Eric Hugel	5,000
Michael E. Rosenfeld	5,000	*

*Options for 1,000 shares were vested on October 26, 2018 and options for 4,000 shares have not yet vested. 2,000 shares shall vest on October 26, 2019 and 2,000 shares shall vest on October 26, 2020.

The following table shows the option activity for the fiscal year ended March 30, 2018 and the current six months ended September 28, 2018.

Stock-based compensation expense:

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		Six months ended	Six months Ended	Quarter ended	Quarter ended Sep 29, 2017
	Ref	Sep 28, 2018 (in thousands)	Sep 29,2017 (in thousands)	Sep 28, 2018 (in thousands)	(in thousands) (restated)
IEH employees		$—	$—	$—	$—
Non-employee directors		6	22	3	3
Total stock compensation expense	(a)	$6	$22	$3	$3

(a):	The Company reported compensation expense of $2,798 during the quarter ended September 28, 2018 and $2,798 during the quarter ended September 29, 2017 resulting from stock options granted on August 15, 2016.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

Unrecognized stock-based compensation expense:

			Quarter ended
		Quarter ended	September 29, 2017
	Ref	September 28, 2018 (in thousands)	(in thousands) (restated)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		8	19
Total unrecognized expense	(b)	$8	$19

(b):	Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

The following table shows the activity for the fiscal years ended March 30, 2018 and March 31, 2017 and through September 28, 2018.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/25/2016	245,000	$6.18	9.27	$—
Granted	8/15/2016	10,000	$5.30	10.00	—
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/31/2017	255,000	$6.15	8.82	$87
Fully Vested		247,000	$6.05
Exercisable at the End of the Year
March 31 2017		247,000
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$87
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$702
Fully Vested		251,000	$6.02
Exercisable at the End of the Year March 30, 2018		251,000

Outstanding at the Beginning of the Year	3/30/2018	255,000	$6.15	8.07	$702
Granted		0
Exercised		(75,000)
Forfeited or Expired		0
Outstanding at the End of the Quarter	6/29/2018	180,000	$6.04	7.57	$666
Fully Vested		176,000	$5.94
Exercisable at the End of the Year September 28, 2018		176,000

Outstanding at the Beginning of the Quarter	6/29/2018	180,000	$6.04	7.57	$666
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Quarter	9/28/2018	180,000	$6.04	7.32	$1,393
Fully Vested		180,000	$5.94
Exercisable at the End of the Quarter September 28, 2018		180,000

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

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for non-union, management and administrative staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. The Company accrued a contribution provision of $162,000 for the six months ended September 28, 2018. For the fiscal year ended March 30, 2018, the Company’s contribution was $324,000.

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

Interest Rate Risk (continued)

As of September 28, 2018, our unrestricted cash per the Company’s books was $4,087,248 of which $2,493,886 was in an interest-bearing money market account with and the balance of $1,593,362 was maintained in non-interest-bearing checking accounts used to pay operating expenses. As of March 30, 2018, our unrestricted cash per the Company’s books was $1,407,013 of which $1,140,724 was maintained in an interest-bearing money market account and the balance of $266,289 was maintained in non-interest-bearing checking accounts to pay operating expenses.

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

Management has determined that as of March 30, 2018, there were material weaknesses in both the design and effectiveness of our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, these weaknesses related to the analysis and reporting of stock-based compensation expense. Stock compensation was properly reported for the three and six month periods ended September 28, 2018.

Additionally, the Corporation did not report fully diluted earnings per share for the year ended March 30, 2018. The Corporation commenced reporting fully diluted earnings per share for the quarters ended September 28, 2018 and September 29, 2017 using the treasury method. Stock compensation was properly reported for the three and six months periods ended September 28, 2018.

Management has undertaken steps to correct this past deficiencies in its system of internal controls over financial reporting and has implemented procedures to closely monitor its system of internal controls in the future. In addition, management is recommending to the Board of Directors to form an audit committee of the Board which will be responsible to review: (i) all financial reports of the Company including, without limitation, the audited and unaudited financial statements of the Company, as applicable; and (ii) periodically review our disclosure controls and internal controls over financial reporting. The audit committee will also be authorized to investigate and make recommendations to the Board to implement any necessary system of internal controls over financial reporting to prevent any future deficiency in the internal controls over financial reporting. The audit committee will be comprised of at least three independent directors of the Company. Management believes that these changes are reasonably likely to affect materially and positively our internal controls over financial reporting.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 4.	Controls and Procedures (continued)

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal controls over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal controls over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; and

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2018. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As stated above, based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal controls over financial reporting were not effective as of March 30, 2018 and September 28, 2018. Management has now undertaken steps to correct these deficiencies in the internal controls over financial reporting.

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

We have generated net income of $2,565,559, $1,473,976 and $1,690,110, respectively, for the fiscal years ended March 30, 2018, March 31, 2017 and March 25, 2016 and $3,205,589 for the six months ended September 28, 2018. The results of this six month period ending September 28, 2018 reflect the completion of a large customer contract which was fulfilled by the end of the first fiscal quarter. Our reasonable expectation at this time is that this customer’s business will not be repetitive and accordingly there can be no assurance that the operating revenues in future fiscal quarters will equal or exceed the results of the first fiscal quarter. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 30, 2018 traded as low as $6.12 per share and as high as $8.89 per share. During the six-month period ended September 28, 2018, our common stock traded in the range of $7.30 per share to $22.00 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

*Submitted electronically herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the six months ended

September 28, 2018 and September 29, 2017; (ii) Balance Sheets as of September 28, 2018 and March 30, 2018; (iii) Statement of Cash Flows for the six months ended September 28, 2018 and September 29, 2017; and (iv) Notes to Financial Statements for the six months ended September 28, 2018.

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

(b) Reports on Form 8-K during Quarter.

(i)	Form 8-K, dated July 9, 2018

(ii)	Form 8-K dated August 13, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

November 16, 2018	/s/ David Offerman
David Offerman
President and Chief Executive Officer (Principal Executive Officer)

November 16, 2018	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)