Form 10-Q/A
period 2018-09-28
IEH Corp
filed 2018-11-27
CIK 50292

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

2,323,468 shares of Common Shares, par value $.01 per share, were issued and outstanding as of November 16, 2018.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-Q (Amendment No. 1) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2018 (“Original 2Q 2018 Form 10-Q”) which amends and restates the Original 2Q 2018 Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on November 16, 2018. The primary reason for filing this Amendment No. 1 to the Original 2Q 2018 Form 10-Q is to clarify the accounting rule basis for the computation of “Fully Diluted Earnings Per Share” and “Weighted Average Number of Common Shares Outstanding – Fully Diluted” in the Statement of Operations for the six-month period and three-month period ended September 28, 2018, respectively. Such clarification, based on FASB ASC Topic 260, is reflected in an amendment to the subparagraph entitled “Net Income Per Share” in Note 2 of the Financial Statements – Summary of Significant Accounting Policies on page 12. Secondly, this Amendment No. 1 to the Original 2Q 2018 Form 10-Q corrects an error in the computation of Fully Diluted Earnings Per Share” and “Weighted Average Number of Common Shares Outstanding – Fully Diluted” in the Statement of Operations for the six-month period and three-month period ended September 28, 2018, respectively.

The Company is filing this Form 10-Q/A together with the final version of the XBRL Report on Exhibit 101.1

Except as described above, no other changes have been made to the Original 2Q 2018 Form 10-Q, including, without limitation, no changes to the Company’s unaudited consolidated financial statements and accompanying notes for the quarter ended September 28, 2018, as set forth in Part I, Item 1 of the Original 2Q 2018 Form 10-Q.

With this Amendment No. 1 on Form 10-Q/A, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, respectively, including in Part II, Item 6 and attached as Exhibits 31.1, 31.2 and 32.1 to the Amendment No. 1 on Form 10-Q/A.

2

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	45

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	46

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	47

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

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

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Six and Three Months Ended September 28, 2018 and September 29, 2017

	Six Months Ended		Three Months Ended
	Sept. 28, 2018	Sept. 29, 2017	Sept. 28, 2018	Sept. 29, 2017
		(Restated)		(Restated)

REVENUE, net sales	$15,641,182	$11,051,240	$6,597,876	$6,058,261

COSTS AND EXPENSES

Cost of products sold	8,626,465	6,977,485	4,041,230	3,622,433
Selling, general and administrative	2,077,479	2,052,224	1,042,532	1,113,213
Interest expense	15,552	16,639	5,304	8,101
Depreciation	225,600	212,600	84,000	105,300
	10,945,096	9,258,948	5,173,066	4,849,047

OPERATING INCOME	4,696,086	1,792,292	1,424,810	1,209,214

OTHER INCOME	3,162	1,326	1,955	382

INCOME BEFORE INCOME TAXES	4,699,248	1,793,618	1,426,765	1,209,596

PROVISION FOR INCOME TAXES	1,493,659	923,336	480,461	644,936

NET INCOME	$3,205,589	$870,282	$946,304	$564,660

BASIC EARNINGS PER SHARE (Note 2)	$1.38	$.38	$.41	$.25

FULLY DILUTED EARNINGS PER SHARE	$1.34	$.38	$.39	$.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,319	2,303	2,323	2,303

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – FULLY DILUTED (in thousands)	2,397	2,312	2,411	2,316

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 30, 2018 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net Income Per Share:

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings Per Share, which includes the provisions of SFAS No. 128, “Earnings Per Share,” which requires the disclosure of “basic” and “diluted” earnings (loss) per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding on a fully diluted basis during each period.

Under the requirements of ASC Topic 260, during this period the Company is required to use the Treasury Stock method in computing fully diluted earnings per share and the weighted average number of common shares outstanding on a fully diluted basis because the options previously granted by the Company are considered to be “in the money” (i.e., when the option grant price is lower than the prevailing market price of the Company’s common stock). The weighted average number of common shares outstanding has been increased to reflect the dilutive effect of potential shares, such as those issuable upon the exercise of the stock options as if they had been issued.

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

We do not believe that any of our financial instruments have significant risk associated with market sensitivity. For more information on these investments see Note 2 to our financial statements included in this Form 10-Q/A. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures throughout the period covered by this report were not effective. They determined that deficiencies included how the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management to allow for timely decisions regarding disclosure. The deficiencies in our internal controls over financial reporting and disclosure controls related to the expertise of recording complex accounting issues with respect to stock-based compensation expense.

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

This Quarterly Report on Form 10-Q/A does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

*Submitted electronically herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q/A are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the six months ended September 28, 2018 and September 29, 2017; (ii) Balance Sheets as of September 28, 2018 and March 30, 2018; (iii) Statement of Cash Flows for the six months ended September 28, 2018 and September 29, 2017; and (iv) Notes to Financial Statements for the six months ended September 28, 2018.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q/A shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K during Quarter.

(i)	Form 8-K, dated July 9, 2018

(ii)	Form 8-K dated August 13, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

November 27, 2018	/s/ David Offerman
David Offerman
President and Chief Executive Officer (Principal Executive Officer)

November 27, 2018	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)