Form 10-Q
period 2018-12-28
IEH Corp
filed 2019-02-12
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2018

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

2,323,468 shares of Common Shares, par value $.01 per share, were issued and outstanding as of February 11, 2019.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 28, 2018 and March 30, 2018

	December 28,	March 30,
	2018	2018
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$7,088,965	$1,407,013
Accounts receivable, less allowances for doubtful accounts of $0 at December 28, 2018 and $11,562 at March 30, 2018 (Note 13)	2,911,476	4,429,267
Inventories (Note 3)	11,429,390	10,751,498
Excess payments to commercial finance company (Note 6)	—	154,960
Prepaid expenses and other current assets (Note 4)	115,884	489,594

Total Current Assets	21,545,715	17,232,332

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $9,686,961, at December 28, 2018 and $9,377,361 at March 30, 2018 (Note 5)	2,284,643	2,066,155
	2,284,643	2,066,155

OTHER ASSETS:
Other assets	54,489	54,489
	54,489	54,489

Total Assets	$23,884,847	$19,352,976

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of December 28, 2018 and March 30, 2018

	December 28,	March 30,
	2018	2018
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$40,945	$576,629
Due to commercial finance company (Note 6)	228,757	—
Accrued corporate income taxes	1,422,092	935,762
Other current liabilities (Note 7)	1,099,566	768,369
Total Current Liabilities	2,791,360	2,280,760

Total Liabilities	2,791,360	2,280,760

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,323,468 shares issued and outstanding at December 28, 2018 and 2,303,468 issued and outstanding at March 30, 2018 (Note 9)	23,235	23,035
Capital in excess of par value	3,794,210	3,767,608
Retained earnings (Note 9)	17,276,042	13,281,573

Total Shareholders’ Equity	21,093,487	17,072,216

Total Liabilities and Shareholders’ Equity	$23,884,847	$19,352,976

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Nine and Three Months Ended December 28, 2018 and December 29, 2017

	Nine Months Ended		Three Months Ended
	Dec. 28, 2018	Dec. 29, 2017	Dec. 28, 2018	Dec. 29, 2017
		(Restated)		(Restated)

REVENUE, net sales	$21,619,017	$16,283,973	$5,977,835	$5,232,733

COSTS AND EXPENSES

Cost of products sold	12,415,830	10,481,129	3,790,188	3,503,644
Selling, general and administrative	3,063,345	2,961,572	985,043	909,348
Interest expense	56,456	25,095	40,904	8,457
Depreciation	309,600	317,900	84,000	105,300
	15,845,231	13,785,696	4,900,135	4,526,749

OPERATING INCOME	5,773,786	2,498,277	1,077,700	705,984

OTHER INCOME	8,579	2,092	5,417	766

INCOME BEFORE INCOME TAXES	5,782,365	2,500,369	1,083,117	706,750

PROVISION FOR INCOME TAXES	1,787,896	1,155,178	294,237	231,842

NET INCOME	$3,994,469	$1,345,191	$788,880	$474,908

BASIC EARNINGS PER SHARE (Note 2)	$1.72	$.59	$.34	$.21

FULLY DILUTED EARNINGS PER SHARE (Noter2)	$1.66	$.59	$.33	$.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,321	2,303	2,323	2,303

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – FULLY DILUTED (in thousands)	2,407	2,312	2,425	2,316

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended December 28, 2018 and December 29, 2017

	Nine Months Ended
	December 28,	December 29,
	2018	2017
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,994,469	$1,345,191

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	309,600	317,900
Recognition of stock compensation expense	26,802	25,182

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,517,791	(196,350)
(Increase) in inventories	(677,892)	(1,721,414)
Decrease in excess payments to commercial finance company	154,960	191,430
Decrease in prepaid expenses and other current assets	373,711	890,205
Increase (decrease) in accounts payable	(535,684)	86,462
Increase in other current liabilities	331,196	206,100
Increase (decrease) in accrued corporate taxes	486,330	(71,712)

Total adjustments	1,986,814	(272,197)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,981,283	1,072,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(528,088)	(328,105)

NET CASH (USED) BY INVESTING ACTIVITIES	$(528,088)	$(328,105)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Nine Months Ended December 28, 2018 and December 29, 2017

	Nine Months Ended
	December 28,	December 29,
	2018	2017
		(Restated)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net activity from commercial financing company	$228,757	$479,250
Payment of special cash dividend	—	(575,867)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$228,757	(96,617)

INCREASE IN CASH	5,681,952	648,272

CASH, beginning of period	1,407,013	1,210,761

CASH, end of period	$7,088,965	1,859,033

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the nine months for:
Interest	$54,956	19,638

Income Taxes	$694,040	326,182

Increase in issued and outstanding shares	$200	$—

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of December 28, 2018 and December 29, 2017 and for the nine months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 28, 2018 and December 29, 2017 and the results of operations and cash flows for the nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended December 28, 2018, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 30, 2018 has been derived from the audited financial statements at that date.

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

The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company based upon historical experience has determined that if a part has not been used and purchased or an item of finished goods has not been sold in nine years, it is deemed to be obsolete. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience, is made to inventory in recognition of this impairment.

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

As of December 28, 2018 and March 30, 2018, the Company had funds on deposit in the amount of $7,299,734 and $1,887,682, in one financial institution comprised of the following:

	December 28, 2018	March 30, 2018

Non-interest-bearing accounts	$3,050,432	$746,958
Interest bearing account	4,249,302	1,140,724
	$7,299,734	$1,887,682

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Concentration of Credit Risk (continued):

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

Impairment of Long-Lived Assets:

There were no long-lived asset impairments recognized by the Company for the nine months ended

December 28, 2018 and December 29, 2017, respectively, and currently all assets are being utilized.

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

Recent Accounting Pronouncements:

FASB has issued certain accounting standards updates as of December 28, 2018 that will become effective in subsequent periods. The Company believes that none of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the nine months ended December 28, 2018 and December 29, 2017, respectively, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time that they become effective.

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

The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company based upon historical experience has determined that if a part has not been used and purchased or an item of finished goods has not been sold in nine years, it is deemed to be obsolete.

The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience, is made to inventory in recognition of this impairment.

Inventories were comprised of the following:

	December 28,	March 30,
	2018	2018

Raw materials	$7,063,374	$6,644,436
Work in progress	2,432,383	2,288,115
Finished goods	1,933,633	1,818,947
	$11,429,390	$10,751,498

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	December 28,	March 30,
	2018	2018

Prepaid insurance	$19,988	$16,256
Prepaid corporate taxes	—	467,606
Other current assets	95,896	5,732
	$115,884	$489,594

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	December 28,	March 30,
	2018	2018

Computers	$500,355	$496,489
Leasehold improvements	917,498	888,488
Machinery and equipment	6,427,473	6,189,340
Tools and dies	3,937,421	3,681,077
Furniture and fixture	179,072	179,072
Website development cost	9,785	9,050
	11,971,604	11,443,516
Less: accumulated depreciation and amortization	(9,686,961)	(9,377,361)
	$2,284,643	$2,066,155

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

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

As of December 28, 2018, the Company reported a liability to the commercial finance company of $228,757. As of March 30, 2018, the Company had reported excess payments to the commercial finance company of $154,960. These excess payments are reported in the accompanying financial statements as of March 30, 2018 as “Excess payments to commercial finance company.”

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	December 28,	March 30,
	2018	2018

Payroll and vacation accruals	$734,012	$569,043
Sales commissions	47,185	104,791
Insurance	—	52,648
Other	318,369	41,887
	$1,099,566	$768,369

Note 8-	CORRECTION OF AN ERROR:

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

The following table shows the effect of this correction:

	Capital in
	Excess of	Retained
	Par value	earnings

Balances at March 25, 2016	$2,744,573	$10,812,960

Correction of an error: recognition of stock option compensation expense	995,055	(995,055)

Restated balances at March 26, 2016	3,739,628	9,817,905

Net income for the year ended March 31, 2017	—	1,473,976

Balances at March 31, 2017	$3,739,628	$11,291,881

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 8-	CORRECTION OF AN ERROR: (continued)

	Capital in
	Excess of	Retained
	Par value	Earnings

Balances at March 31, 2017 (from page 16)	$3,739,628	$11,291,881

Stock compensation recognized for the year ended March 25, 2016	16,788	—

Dividend distribution paid on June 17, 2017	—	(575,867)

Stock compensation recognized for the quarter ended June 30, 2017	2,798	—

Restated net income for the quarter ended June 30, 2017	—	305,622

Balances at June 30, 2017	3,759,214	11,021,636

Stock compensation recognized for the quarter ended September 29, 2017	2,798	—

Restated net income for the quarter ended September 29, 2017	—	564,660

Balances at September 29, 2017	3,762,012	11,586,296

Stock compensation recognized for the quarter ended December 29, 2017	2,798	—

Restated net income for the quarter ended December 29, 2017	—	474,908

Balances at December 29, 2017	$3,764,810	$12,061,204

The financial statements for the three and nine months periods ended December 29, 2017 have been restated to include the recognition of quarterly stock compensation as follows:

	Quarter ended	Nine months ended
	Dec 29, 2017	Dec 29, 2017
	(in thousands) (restated)	(in thousands) (restated)
IEH employees	$—	$—
Non-employee directors	3	25
Total stock compensation expense	$3	$25

Note 9-	CHANGES IN SHAREHOLDERS’ EQUITY:

The accumulated retained earnings increased by $3,994,469, which represents the net income for the nine months ended December 28, 2018.

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

Effective August 15, 2016, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to each of Dr. Marciano and Mr. Hugel as follows: Each of the new non-management directors will receive a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares vested immediately (August 15, 2016); (ii) 2,000 shares vested on August 15, 2017; and (iii) 2,000 shares vested on August 15, 2018. The stock options: (i) have a ten-year term; and (ii) have an exercise price equal to the value of the Company’s common stock on the date of grant. In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

IEH CORPORATION

 NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10-	2011 EQUITY INCENTIVE PLAN: (continued)

On September 7, 2018, the Board of Directors elected Michael E. Rosenfeld to the Board of Directors to fill the vacancy of a Class I Director of the Company created by the death of the Company’s then President and Chief Executive Officer, Michael Offerman. Such appointment became effective on October 26, 2018.

At the same time, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to Mr. Rosenfeld as follows: He will receive a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares vested on October 26, 2018; (ii) 2,000 shares will vest on October 26, 2019; and (iii) 2,000 shares will vest on October 26, 2020. The stock options: (i) have a ten-year term; and (ii) have an exercise price equal to the value of the Company’s common stock on the date of grant. In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
David Offerman	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000
Eric Hugel	5,000
Michael E. Rosenfeld	5,000	*

*Options for 1,000 shares vested on October 26, 2018. 2,000 shares shall vest on October 26, 2019 and 2,000 shares shall vest on October 26, 2020.

The following table shows the option activity for the fiscal year ended March 30, 2018 and the current nine months ended December 28, 2018.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		Nine months ended	Nine months Ended	Quarter ended	Quarter ended Dec. 29, 2017
	Ref	Dec. 28, 2018 (in thousands)	Dec. 29,2017 (in thousands)	Dec. 28, 2018 (in thousands)	(in thousands) (restated)
IEH employees		$—	$—	$—	$—
Non-employee directors		27	25	21	3
Total stock compensation expense	(a)	$27	$25	$21	$3

(a):

The Company reported compensation expense of $2,798 during the quarter ended December 28, 2018 and $2,798 during the quarter ended December 29, 2017 resulting from stock options granted on August 15, 2016.

The Company also reported compensation expense of $18,408 during the quarter ended December 28, 2018 resulting from stock options granted on October 26, 2018.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10-	2011 EQUITY INCENTIVE PLAN: (continued)

Unrecognized stock-based compensation expense:

			As of
		As of	December 29, 2017
	Ref	December 28, 2018 (in thousands)	(in thousands) (restated)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		51	16
Total unrecognized expense	(b)	$51	$16

(b):	Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

Note: Stock option grants to IEH officers, directors and key employees in the fiscal years ended March 30, 2018 and March 31, 2017 were valued using a Black-Scholes model, under the following criteria:

	March 30, 2018	March 31, 2017
Risk free interest rate	2.09%	1.88%
Contractual term	10 years	10 years
Dividend yield	—	—
Expected lives	10 years	10 years
Expected volatility	64%	56%
Fair value per option	$5.85	$6.00

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10-	2011 EQUITY INCENTIVE PLAN: (continued)

The following table shows the activity for the fiscal years ended March 30, 2018 and March 31, 2017.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/25/2016	245,000	$6.18	9.27	$—
Granted	8/15/2016	10,000	$5.30	10.00	—
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/31/2017	255,000	$6.15	8.82	$87
Fully Vested		247,000	$6.05
Exercisable at the End of the Year
March 31 2017		247,000
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$87
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$702
Fully Vested		251,000	$6.02
Exercisable at the End of the Year March 30, 2018		251,000

Outstanding at the Beginning of the Year	3/30/2018	255,000	$6.15	8.07	$702
Granted		0
Exercised		(75,000)
Forfeited or Expired		0
Outstanding at the End of the Quarter	6/29/2018	180,000	$6.04	7.57	$666
Fully Vested		176,000	$5.94
Exercisable at the End of the Year December 28, 2018		176,000

Outstanding at the Beginning of the Quarter	6/29/2018	180,000	$6.04	7.57	$666
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Quarter	9/28/2018	180,000	$6.04	7.32	$1,393
Fully Vested		180,000	$5.94
Exercisable at the End of the Quarter December 28, 2018		180,000

Outstanding at the Beginning of the Quarter	9/28/2018	180,000	$6.04	7.57	$1,393
Granted	10/26/2018	5,000
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Quarter	12/28/2018	185,000	$6.02	7.99	$1,518
Fully Vested		181,000	$5.88
Exercisable at the End of the Quarter December 28, 2018		185,000

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 10-	2011 EQUITY INCENTIVE PLAN: (continued)

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

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for non-union, management and administrative staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. The Company accrued a contribution provision of $243,000 for the nine months ended December 28, 2018. For the fiscal year ended March 30, 2018, the Company’s contribution was $324,000.

Note 12-	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices (including its manufacturing facility) at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2019	$46,830
2020	189,200
2021	128,640
$364,670

The rental expense for the nine months ended December 28, 2018 was $136,890 and $132,880 for the nine months ended December 29, 2017.

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

The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, which is currently not available. The Plan’s information and data for the year ending December 31, 2018 is not yet available. As of the date hereof, the Company expects that its proportional share of the 2018 liability will also be fully funded. The amount of accumulated benefits and net assets of such Plan is also not currently available to the Company. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $50,153 and $111,038 for the nine months ended December 28, 2018 and December 29, 2017, respectively.

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 13-	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The Company historically had maintained an allowance for uncollectable accounts receivables. The Company did determine that over the past five years, no customer account balances were determined to be uncollectable and charged off to operations. A review of accounts receivable at December 28, 2018 indicated that none were either deemed to be delinquent or uncollectable. Accordingly, The Company has determined that collectability is not an issue and it that there is no longer a need to maintain this allowance.

Note 14-	SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through February 11, 2019, the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

The Company did not expend any funds on, nor receiving any revenues related to, customer sponsored research and development activities, relating to the development of new designs, techniques and the improvement of existing designs, for the nine months ended December 28, 2018 and December 29, 2017, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

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

Comparative Analysis-Nine Months Ended December 28, 2018 and December 29, 2017

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	December 28,		December 29,
	2018		2017
			(Restated)

Operating Revenues (in thousands)	$21,619		$16,284

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	57.43%		64.36%
Selling, General and Administrative	14.17%		18.03%
Interest Expense	0.26%		0.15%
Depreciation and amortization	1.43%		1.95%

TOTAL COSTS AND EXPENSES	73.29%		84.49%

Operating Income	26.71%		15.51%

Other Income	0.04%		0.01%

Income before Income Taxes	26.75%		15.52%

Income Taxes	(8.27%	)	(7.09%	)

Net Income	18.48%		8.43%

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Nine Months Ended December 28, 2018 and December 29, 2017 (continued)

Results of Operations (continued)

Operating revenues for the nine months ended December 28, 2018 amounted to $21,619,017 reflecting an 32.76% increase versus $16,283,973 for the nine months ended December 29, 2017. The increase in revenues of $5,335,044 can be attributed to increased marketing efforts and sales management support along with successful penetration into new markets and continued cultivation of our existing customer base.

The results of this nine month period ending December 28, 2018 reflect the completion of a large customer contract which was fulfilled by the end of the first fiscal quarter. Our reasonable expectation at this time is that this customer’s business will not be repetitive and accordingly there can be no assurance that the operating revenues in future fiscal quarters will equal or exceed the results of the first fiscal quarter.

Cost of products sold were $12,415,830 for the nine months ended December 28, 2018 or 57.43% of operating revenues. This reflected an increase of $1,934,701 or 18.46% in the cost of products sold from $10,481,129 or 64.36% of operating revenues for the nine months ended December 29, 2017. The increase in cost of products sold can be attributed to increased production costs necessary to support the increase in sales.

Selling, general and administrative expenses were $3,063,345 or 14.17% of operating revenues for the nine months ended

December 28, 2018 compared to $2,961,572 or 18.03% of operating revenues. This comparative increase of $101,773 can be attributed to the Company’s efforts to better control expenses.

Interest expense was $56,456 for the nine months ended December 28, 2018 or 0.26% of operating revenues. For the nine months ended December 29, 2017, interest expense was $25,095 or 0.15% of operating revenues. The increase can be attributed to an increase in borrowing from our commercial financial company during the current nine-month period.

Depreciation and amortization of $309,600 or 1.43% of operating revenues was reported for the nine months ended December 28, 2018 as compared to $317,900 or 1.95% of operating revenues for the nine months ended December 29, 2017.

The Company reported net income of $3,994,469 for the nine months ended December 28, 2018 as compared to net income of $1,345,191as restated for the nine months ended December 29, 2017. The increase in net income for the current nine-month period can be attributed primarily to the increase in operating revenues for the current nine-month period.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended December 28, 2018 and December 29, 2017

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	December 28,		December 29,
	2018		2017
			(Restated)

Operating Revenues (in thousands)	$5,978		$5,233

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	63.40%		66.96%
Selling, General and Administrative	16.48%		17.32%
Interest Expense	0.68%		0.16%
Depreciation and amortization	1.41%		2.01%

TOTAL COSTS AND EXPENSES	81.97%		86.45%

Operating Income	18.03%		13.55%

Other Income	0.09%		0.01%

Income before Income Taxes	18.12%		13.56%

Income Taxes	(4.92%	)	(4.43%	)

Net Income	13.20%		9.13%

Operating revenues for the three months ended December 28, 2018 amounted to $5,977,835 reflecting an 14.24% increase versus $5,232,733 for the three months ended December 29, 2017. The increase in revenues of $745,102 can be attributed to increased marketing efforts and sales management support along with successful penetration into new markets and continued cultivation of our existing customer base.

Cost of products sold were $3,790,188 for the three months ended December 28, 2018 or 63.40% of operating revenues. This reflected an increase of $286,544 or 8.18% in the cost of products sold from $3,503,644 or 66.96% of operating revenues for the three months ended December 29, 2017. The increase in cost of products sold can be attributed to increased production costs necessary to support the increase in sales.

Selling, general and administrative expenses were $985,043 or 16.48% of operating revenues for the three months ended

December 28, 2018 compared to $909,348 or 17.32% of operating revenues. This minor comparative increase of $75,695 can be attributed to the Company’s efforts to better control expenses.

Interest expense was $40,904 for the three months ended December 28, 2018 or 1.41% of operating revenues. For the three months ended December 29, 2017, interest expense was $8,457 or 0.16% of operating revenues. The increase can be attributed to an increase in borrowing from our commercial financial company during the current three-month period.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended December 28, 2018 and December 29, 2017 (continued)

Results of Operations (continued)

Depreciation and amortization of $84,000 or 1.41% of operating revenues was reported for the three months ended

December 28, 2018 as compared to $105,300 or 2.01% of operating revenues for the three months ended December 29, 2017.

The Company reported net income of $788,880 for the three months ended December 28, 2018 as compared to net income of $474,908 for the three months ended December 29, 2017. The increase in net income for the current three-month period can be attributed primarily to the increase in operating revenues for the current period.

Liquidity and Capital Resources

The Company reported working capital of $18,754,355 as of December 28, 2018, compared to a working capital of $14,951,572 as of March 30, 2018. The increase in working capital of $3,802,783 was attributable to the following items:

Net income	$3,994,469
Depreciation and amortization	309,600
Capital expenditures	(528,088)
Recognition of stock compensation expense	26,802
$3,802,783

As a result of the above, the current ratio (current assets to current liabilities) was 7.72 to 1 at December 28, 2018 as compared to 7.56 to 1 at March 30, 2018. Current liabilities at December 28, 2018 were $2,791,360 compared to $2,280,760 at March 30, 2018.

For the nine months ended December 28, 2018, the Company reported $528,088 in capital expenditures and depreciation and amortization of $309,600.

The net income of $3,994,469 for the nine months ended December 28, 2018 resulted in an increase in total shareholders’ equity to $21,093,487.

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

As of December 28, 2018, the Company had reported a liability to the commercial finance company of $228,757. As of March 30, 2018, the Company had reported excess payments to the commercial finance company of $154,960. These excess payments are reported in the accompanying financial statements as of March 30, 2018 as “Excess payments to commercial finance company.”

In the past two fiscal years, management has been reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. As a consequence of this new policy the Company’s experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all accounts receivable on a monthly basis. The allowance for doubtful accounts that was less than 2% of average gross accounts receivable was no longer considered necessary as the company has no uncollectible accounts.

 IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits. Based upon such Plan’s information and data as of December 31, 2016 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), such Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2016 is fully funded. The Multi-Employer Plan’s information and data for such Plan’s years ending December 31, 2017 and December 31, 2018 are not yet available to the Company. As of the date hereof, the Company expects that its proportional share of the 2017 liability will also be fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $50,153 and $111,038 for the nine months ended December 28, 2018 and December 29, 2017, respectively.

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

Effective August 15, 2016, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to each of Dr. Marciano and Mr. Hugel as follows: Each of the new non-management directors will receive a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares vested immediately (August 15, 2016); (ii) 2,000 shares vested on August 15, 2017; and (iii) 2,000 shares vested on August 15, 2018.

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

On September 7, 2018, the Board of Directors elected Michael E. Rosenfeld to the Board of Directors to fill the vacancy of a Class I Director of the Company created by the death of the Company’s then President and Chief Executive Officer, Michael Offerman. Such appointment became effective on October 26, 2018.

At the same time, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to Mr. Rosenfeld as follows: He will receive a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares vested on October 26, 2018; (ii) 2,000 shares will vest on October 26, 2019; and (iii) 2,000 shares will vest on October 26, 2020. The stock options: (i) have a ten-year term; and (ii) have an exercise price equal to the value of the Company’s common stock on the date of grant. In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

The following table shows the option activity for the fiscal year ended March 30, 2018 and the current nine months ended December 28, 2018.

Stock-based compensation expense:

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		Nine months ended	Nine months ended	Quarter ended	Quarter ended Dec 29, 2017
	Ref	Dec 28, 2018 (in thousands)	Dec 29,2017 (in thousands)	Dec 28, 2018 (in thousands)	(in thousands) (restated)
IEH employees		$—	$—	$—	$—
Non-employee directors		27	25	21	3
Total stock compensation expense	(a)	$27	$25	$21	$3

(a):

The Company reported compensation expense of $2,798 during the quarter ended December 28, 2018 and $2,798 during the quarter ended December 29, 2017 resulting from stock options granted on August 15, 2016.

The Company also reported compensation expense of $18,408 during the quarter ended December 28, 2018 resulting from stock options granted on October 26, 2018.

Unrecognized stock-based compensation expense:

			As of
		As of	December 29, 2017
	Ref	December 28, 2018 (in thousands)	(in thousands) (restated)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		51	16
Total unrecognized expense	(b)	$51	$16

(b):	Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

The following table shows the activity for the fiscal years ended March 30, 2018 and March 31, 2017 and through December 28, 2018.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/25/2016	245,000	$6.18	9.27	$—
Granted	8/15/2016	10,000	$5.30	10.00	—
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/31/2017	255,000	$6.15	8.82	$87
Fully Vested		247,000	$6.05
Exercisable at the End of the Year
March 31 2017		247,000
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$87
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$702
Fully Vested		251,000	$6.02
Exercisable at the End of the Year March 30, 2018		251,000

Outstanding at the Beginning of the Year	3/30/2018	255,000	$6.15	8.07	$702
Granted		0
Exercised		(75,000)
Forfeited or Expired		0
Outstanding at the End of the Quarter	6/29/2018	180,000	$6.04	7.57	$666
Fully Vested		176,000	$5.94
Exercisable at the End of the Year December 28, 2018		176,000

Outstanding at the Beginning of the Quarter	6/29/2018	180,000	$6.04	7.57	$666
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Quarter	9/28/2018	180,000	$6.04	7.32	$1,393
Fully Vested		180,000	$5.94
Exercisable at the End of the Quarter December 28, 2018		180,000

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)))	(in thousands)

Outstanding at the Beginning of the Quarter	9/28/2018	180,000	$6.04	7.57	$1,393
Granted	10/26/2018	5,000
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Quarter	12/28/2018	185,000	$6.02	7.99	$1,518
Fully Vested		181,000	$5.88
Exercisable at the End of the Quarter December 28, 2018		185,000

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

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for non-union, management and administrative staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. The Company accrued a contribution provision of $243,000 for the nine months ended December 28, 2018. For the fiscal year ended March 30, 2018, the Company’s contribution was $324,000.

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

Interest Rate Risk (continued)

As of December 28, 2018, our unrestricted cash per the Company’s books was $7,088,965 of which $4,249,302 was in an interest-bearing money market account with and the balance of $2,839,663 was maintained in non-interest-bearing checking accounts used to pay operating expenses. As of March 30, 2018, our unrestricted cash per the Company’s books was $1,407,013 of which $1,140,724 was maintained in an interest-bearing money market account and the balance of $266,289 was maintained in non-interest-bearing checking accounts to pay operating expenses.

Item 4.	Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures throughout the period covered by this report were effective. As described below, they determined that deficiencies that were previously identified with respect to prior periods were corrected. These deficiencies included how the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management to allow for timely decisions regarding disclosure. The deficiencies in our internal controls over financial reporting and disclosure controls related to the expertise of recording complex accounting issues with respect to stock-based compensation expense.

A controls system cannot provide absolute assurance, however, that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management previously determined following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2018 that as of March 30, 2018, there were material weaknesses in both the design and effectiveness of our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, these weaknesses related to the analysis and reporting of stock-based compensation expense. Additionally, the Company did not report fully diluted earnings per share for the year ended March 30, 2018.

Following the filing of the Company’s Annual Report on Form 10-K, the Company filed Amendment No. 1 to Form 10-K to report properly stock-based compensation and fully diluted earnings per share for the year ended March 30, 2018.

Management immediately thereafter undertook steps to correct these past deficiencies in its system of internal controls over financial reporting and implemented procedures to closely monitor its system of internal controls in the future. Specifically, management implemented protocols to report properly in all future quarterly and annual reports stock-based compensation and fully diluted earnings per share. The Company started properly reporting stock-based compensation in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2018 and in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2018 properly reported stock-based compensation and fully diluted earnings per share.

In addition, management recommended to the Board of Directors to form an audit committee of the Board which will be responsible to review: (i) all financial reports of the Company including, without limitation, the audited and unaudited financial statements of the Company, as applicable; and (ii) periodically review our disclosure controls and internal controls over financial reporting. The audit committee will also be authorized to investigate and make recommendations to the Board to implement any necessary system of internal controls over financial reporting to prevent any future deficiency in the internal controls over financial reporting. The audit committee will be comprised of at least three (3) independent directors of the Company.
In making this recommendation management believed that these changes were reasonably likely to affect materially and positively the Company’s internal controls over financial reporting. At its meeting on November 27, 2018, the Board of the Directors approved formation of the audit committee and appointed the following directors to the audit committee: Eric Hugel, Michael Rosenfeld and Allen Gottlieb.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2018. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As stated above, based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal controls over financial reporting, as amended, are effective as of March 30, 2018 and December 28, 2018.

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

Changes in Internal Control over Financial Reporting

As stated above, management previously undertook steps to correct the deficiencies in our system of internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) which have now been in effect for the Company’s first three quarters of the Company’s current fiscal year. As described above, the Board of Directors approved the formation of an audit committee and appointed three (3) independent directors to the audit committee.

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

We have generated net income of $2,565,559, $1,473,976 and $1,690,110, respectively, for the fiscal years ended March 30, 2018, March 31, 2017 and March 25, 2016 and $3,994,469 for the nine months ended December 28, 2018. The results of this nine month period ending December 28, 2018 reflect the completion of a large customer contract which was fulfilled by the end of the first fiscal quarter. Our reasonable expectation at this time is that this customer’s business will not be repetitive and accordingly there can be no assurance that the operating revenues in future fiscal quarters will equal or exceed the results of the first fiscal quarter. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 30, 2018 traded as low as $6.12 per share and as high as $8.89 per share. During the nine-month period ended

December 28, 2018, our common stock traded in the range of $7.30 per share to $22.00 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

*Submitted electronically herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the nine months ended December 28, 2018 and December 29, 2017; (ii) Balance Sheets as of December 28, 2018 and March 30, 2018; (iii) Statement of Cash Flows for the nine months ended December 28, 2018 and December 29, 2017; and (iv) Notes to Financial Statements for the nine months ended December 28, 2018.

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

(b) Reports on Form 8-K during Quarter.

(i)	Form 8-K, dated November 13, 2018

(ii)	Form 8-K dated November 30, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION
(Registrant)

February 12, 2019	/s/ David Offerman
David Offerman
President and Chief Executive Officer (Principal Executive Officer)

February 12, 2019	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)