Form 10-K/A
period 2018-03-30
IEH Corp
filed 2019-03-08
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

None

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Form 10-K (Amendment No. 2) on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 30, 2018 (“Original Form 10-K”) which amends and restates the original Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on July 10, 2018, as subsequently amended on July 13, 2018, for the primary purpose of amending, restating and inserting the report, dated June 28, 2017 (“2017 Auditor’s Report”), of Jerome Rosenberg, CPA, P.C., the independent registered public accounting firm which audited the Company’s financial statements as of March 31, 2017. Subsequent to the filing of the Company’s Form 10-K for the fiscal year ended March 31, 2017, the Company changed auditors. The 2017 Auditor’s Report with respect to the financial statements as of March 31, 2017 expressed an unqualified opinion on those financial statements.

The Company is filing the 2017 Auditor’s Report, together with the Consent of Registered Independent Public Accounting Firm with respect to such auditor on Exhibit 23.2 to comply with the requirements of Auditing Standard No. 1 of the Public Company Accounting Oversight Board in its entirety and in response to a comment received by the Company from the Staff of the SEC on February 13, 2019.

Except as described above, no other changes have been made to the Original Form 10-K as amended on July 13, 2018, including, without limitation, no changes to the Company’s audited financial statements and accompanying notes for the fiscal year ended March 30, 2018, as set forth in Items 8 and 15 of the Original Form 10-K.

With this Amendment No. 2 on Form 10-K/A, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley of 2002, respectively, included in Part IV, Item 15 and attached as Exhibits 31.1, 31.2 and 32.1 to this Amendment No. 2.

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

23.1 Consent of Manuel Reina, CPA

23.2 Consent of Jermome Rosenberg, CPA, P.C.

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

Index

IEH CORPORATION

March 30, 2018 and March 31, 2017

Index to Financial Statements

Page
Number

Independent Auditor’s Reports	39

Financial Statements:

Balance Sheets as of March 30, 2018 and March 31, 2017	41

Statements of Operations for the years ended March 30, 2018 and March 31, 2017	43

Statements of Stockholders’ Equity for the years ended March 30, 2018 and March 31, 2017	44

Statements of Cash Flows for the years ended March 30, 2018 and March 31, 2017	45

Notes to Financial Statements	46

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

Dated:    March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	March 8, 2019
David Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	March 8, 2019
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	March 8, 2019
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	March 8, 2019
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	March 8, 2019
Eric C. Hugel, Director

/s/ Sonia Marciano	March 8, 2019
Sonia Marciano, Director