Form 10-Q/A
period 2018-12-28
IEH Corp
filed 2019-03-08
CIK 50292

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A (Amendment No. 1) to our Quarterly Report on Form 10-Q for the quarter ended December 28, 2018 (“Original 3rd Q Form 10-Q”), which amends and restates the Original 3rdQ Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on February 12, 2019, for the purpose of adding a new subsection entitled “Revenues from Contracts with Customers” to Note 2 – Summary of Significant Accounting Policies to the Notes to Financial Statements. This subsection is being added in response to a comment letter, dated February 13, 2019, from the SEC Division of Corporation Finance, Office of Electronics and Machinery.

1.	Except as described above, no other changes have been made to the Original 3rd Q Form 10-Q.
2.	With this Form 10-Q/A (Amendment No. 1) the principal executive officer and principal financial officer of IEH Corporation have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, respectively, included in Part IV, item 15 and attached as Exhibits 31.1, 31.2 and 32.1 to the Form 10-Q/A (Amendment No.1).

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	41

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	42

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	43

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

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

In May 2014, the Financial Accounting Standards Board issued ASC 606 “Revenue from Contracts with Customers” that, as amended on August 12, 2015, became effective to annual report periods beginning after December 15, 2017.

The core principle underlying ASC 606, is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASC 606-10-05-4 sets out the following steps for an entity to follow when applying the core principle to its revenue-generating transactions:

•	Identify the contract with a customer
•	Identify the performance obligations in the contract
•	Determine the transaction price
•	Allocate the transaction price to the performance obligations
•	Recognize revenue when (or as) each performance obligation is satisfied

The Company has adopted the provisions of ASC 606. However, such adoption did not have any effect on the way in which the Company recognizes, records and reports revenues.

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

IEH CORPORATION
(Registrant)

March 8, 2019	/s/ David Offerman
David Offerman
President and Chief Executive Officer (Principal Executive Officer)

March 8, 2019	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)