Form 10-K
period 2019-03-29
IEH Corp
filed 2019-07-12
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 29, 2019.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to _____.

Commission File Number   0-5278

IEH CORPORATION

(Name of Small Business Issuer in Its Charter)

NEW YORK	13-5549348
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
In Company)

140 58th Street, Suite 8E Brooklyn, NY 11220	(718) 492-4440
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
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
(do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 28, 2018): $18,108,029.30.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: On July 12, 2019, the Registrant had 2,323,468 shares of common stock issued and outstanding.

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

FOR THE YEAR ENDED MARCH 29, 2019

References in this Annual Report to, the terms “Company”, “IEH”, “we”, “us” and “our” refer to IEH Corporation, unless otherwise stated or the context clearly indicates otherwise.

IEH CORPORATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Securities Act and the Exchange Act, respectively. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to protect intellectual property; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statements. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

The Company designs, develops and manufactures printed circuit board connectors and custom interconnects for high performance applications. All of our connectors utilize the HYPERBOLOID contact design, a rugged, high-reliability contact system ideally suited for high-stress environments. We believe we are the only independent producer of HYPERBOLOID printed circuit board connectors in the United States.

Our customers consist of OEMs (Original Equipment Manufacturers) and distributors who resell our products to OEMs. We sell our products directly and through 25 independent sales representatives and distributors located in all regions of the United States, Canada, the European Union (EU), Southeast Asia, Central Asia and the Middle East.

The customers we service are in the Military, Aerospace, Space, Medical, Oil and Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the Commercial electronics (inclusive of commercial aerospace, space, oil & gas, medical and miscellaneous markets) and Military markets were 49.9% and 50.1%, respectively, of the Company’s net sales for the year ended March 29, 2019. Our offering of “QPL” items has recently been expanded to include additional products.

In order to remain competitive, the Company has an internal program to upgrade, add and maintain machinery, review material costs and increase labor force productivity. During the fiscal years ended March 29, 2019 and March 30, 2018, the Company purchased several machines to increase the productivity of certain processes. This will help us meet this goal.

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

A recent product line featuring high-speed and hybrid power signal connectors has been added to the Company’s product offering. The Company expects to recognize meaningful revenue from these product lines and we expect it to contribute substantially to the bottom line in the coming years.

The standard printed circuit board connectors we produce are continually being expanded and utilized in many of the military programs being built today. We have recently received approval for additional products that we can offer under the Military Qualified Product Listing “QPL.”

IEH CORPORATION

PART I

Item 1.      Business (continued)

Commitments

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (the “Union”). Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits, Based upon such Plan’s information and data as of December 31, 2018 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), such Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2018 is fully funded. The total contributions charged to operations under such Plan were $65,075 for the year ended March 29, 2019 and $151,314 for the year ended March 30, 2018.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 90% of the Company’s net sales for the years ended March 29, 2019 and March 30, 2018, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

During the fiscal year ended March 29, 2019, two customers accounted for $7,451,032 constituting 26.2% of the Company’s net sales. One of those customers accounted for 13.7% of the Company’s net sales while the second customer accounted for 12.5% of the Company’s net sales.

During the fiscal year ended March 30, 2018, one customer accounted for $2,685,250 constituting 11.4% of the Company’s net sales.

The Company currently employs 25 independent sales representatives to market its products in all regions in the United States as well as in Canada, the European Union (EU), Southeast Asia, Central Asia and the Middle East. These

IEH CORPORATION

PART I

Item 1.	Business (continued)

Marketing and Sales (continued)

independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 95% of Company net sales for the year ended March 29, 2019 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 18.3% of net sales for the year ended March 29, 2019 and 20% of net sales for the year ended March 30, 2018, respectively.

Backlog of Orders/Capital Requirements

The backlog of orders for the Company’s products amounted to approximately $18,407,000 at March 29, 2019 as compared to $15,658,000 at March 30, 2018. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling its orders.

Competition

The design, development, manufacture and distribution of electrical connectors and interconnection devices is a highly competitive field. The Company principally competes with companies who produce high performance connectors in printed circuits and wiring boards for high technology application. The Company competes by adapting certain technologies to meet specific product applications, producing connectors cost-effectively, and through its production capabilities. In addition, there are many companies who offer connectors with designs similar to those utilized by the Company and are direct competitors of the Company.

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

Employees

The Company presently employs approximately 199 people, two (2) of whom are executive officers; six (6) are engaged in management activities; eight (8) provide general and administrative services; and approximately 183 are employed in manufacturing and testing activities. Most of the employees engaged in manufacturing and testing activities are covered by

IEH CORPORATION

PART I

Item 1.	Business (continued)

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

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K. Notwithstanding the foregoing sentence, the Company is providing the following information concerning risk factors:

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

We have generated net income of $5,160,776, $2,565,559, and $1,473,976, respectively, for the fiscal years ended

March 29, 2019, March 30, 2018, and March 31, 2017. The results for the fiscal year ended March 29, 2019 reflect the completion of a large customer contract in the amount of $3,766,000 which was fulfilled by the end of the first fiscal quarter. Our reasonable expectation at this time is that this customer’s business will not be repetitive and accordingly there can be no assurance that the operating revenues in future fiscal quarters will equal or exceed the results of the first fiscal quarter. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 29, 2019 traded as low as $7.30 per share and as high as $22.00 per share. We cannot assure you that your investment in our common stock will not decline.

Item 1B.	Unresolved Staff Comments

None.

IEH CORPORATION

PART 1

Item 2.	Properties

The Company’s lease term for its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals remaining are as follows:

Fiscal year ending March:
2020	$189,200
2021	128,640
$317,840

The Company leases approximately 20,400 square feet of space, of which it estimates 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations.

The rental expense for the years ended March 29, 2019 and March 30, 2018 and was $183,720 and $178,360, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

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

Principal Market

On March 22, 2019, the Company’s shares of common stock (the “common stock”) commenced trading exclusively on the OTCQX Marketplace. Prior to March 22, 2019, the common stock was traded exclusively on the OTCQB Marketplace commencing on March 17, 2017. On March 17, 2017, the Company’s shares of common stock (the “common stock”) commenced trading exclusively on the OTCQB Marketplace. The shares are quoted on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System under the ticker symbol “IEHC”. Investors are able to view real-time quotes at http://www.otcmarkets.com.

Prior to March 17, 2017, the common stock of the Company was traded in the Over-The-Counter Market Electronic Bulletin Board (OTCBB).

Market Information

The range of high and low bid prices for the Company’s common stock, for the periods indicated as set forth below as quoted (i) over the OTCBB prior to March 17, 2017, (ii) commencing on March 17, 2017 quoted on the OTCQB, and (iii) commencing on March 22, 2019, quoted on the OTCQX. Set forth below is a table indicating the high and low bid prices of the common stock during the periods indicated.

IEH CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters (continued) Market Information (continued)

Year	High Bid	Low Bid
Fiscal Year ended March 29, 2019

1st Quarter	$9.66	$7.30
2nd Quarter	$22.00	$10.25
3rd Quarter	$14.70	$11.50
4th Quarter	$17.94	$12.05

Fiscal Year ended March 30, 2018

1st Quarter	$6.80	$6.12
2nd Quarter	$6.78	$6.36
3rd Quarter	$8.89	$6.57
4th Quarter	$8.87	$8.11

On July 11, 2018 (the last day prior to the filing of this report on which trading in the common stock occurred), the high bid for the common stock was $19.50 and the low bid was $18.00.

Dividends

On May 17, 2017, the Board of Directors of the Company authorized a $0.25 one-time special cash dividend payable on June 19, 2017 to shareholders of record on the close of business of June 6, 2017. This dividend was the first dividend ever paid by the Company since it became an SEC reporting company.

Approximate Number of Equity Security Holders

The number of record holders of the Company’s common stock as of July 12, 2019 was approximately 279. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

Overview of Business

All of our connectors utilize the HYPERBOLOID contact design, a rugged, high-reliability contact system ideally suited for high-stress environments. We believe we are the only independent producer of HYPERBOLOID printed circuit board connectors in the United States.

Our customers consist of OEMs (Original Equipment Manufacturers) and distributors who resell our products to OEMs. We sell our products directly and through 25 independent sales representatives and distributors located in all region of the United States, Canada, the European Union, Southeast Asia, Central Asia and the Middle East.

The customers we service are in the Military, Aerospace, Space, Medical, Oil and Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronics (inclusive of commercial aerospace, space, oil & gas, medical and miscellaneous markets) and military markets were 49.9% and 50.1%, respectively, of the Company’s net sales for the year ended March 29, 2019. Our offering of “QPL” items has recently been expanded to include additional products.

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

Raw materials and supplies are stated at the average cost on a first-in first-out basis which does not exceed net realizable value. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or the net realizable value of each Product. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly. Future periods could include either income or expense items if estimates change and for differences between the estimated and actual amount realized from the sale of inventory.

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

•	Revenue Recognition:

In May 2014, the Financial Accounting Standards Board issued ASC 606 “Revenue from Contracts with Customers” that, as amended on August 12, 2015, became effective to annual report periods beginning after December 15, 2017.

The core principle underlying ASC 606, is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASC 606-10-05-4 sets out the following steps for an entity to follow when applying the core principle to its revenue -generating transactions:

•	Identify the contract with a customer
•	Identify the performance obligations in the contract
•	Determine the transaction price
•	Allocate the transaction price to the performance obligations
•	Recognize revenue when (or as) each performance obligation is satisfied

The Company has adopted the provisions of ASC 606 as of June 29, 2018. However, such adoption did not have any effect on the way in which the Company recognizes, records and reports revenues.

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

Critical Accounting Policies (continued)

The Company did not expend any funds on, nor receiving any revenues related to, customer sponsored research and development activities, relating to the development of new designs, techniques and the improvement of existing designs, for the fiscal years ended March 29, 2019 and March 30, 2018, respectively, relating to the development of new designs, techniques and the improvement of existing designs.

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

Year End Results: March 29, 2019 vs. March 30, 2018

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items bear to the revenues of the Company:

Relationship to Total Revenues

	March 29, 2019		March 30, 2018

Operating revenues (in thousands)	$28,407		$23,473

Operating expenses:
(as a percentage of operating revenues)

Costs of products sold	57.7%		62.8%
Selling, general and administrative	14.1%		17.1%
Interest expense	.2%		.2%
Depreciation and amortization	1.2%		1.4%

TOTAL COSTS AND EXPENSES	73.2%		81.5%

Operating income	26.8%		18.5%

Other income	.1%		0%

Income before income taxes	26.9%		18.5%

Income taxes	(8.7%	)	(7.6%	)

Net income	18.2%		10.9%
14

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 29, 2019 vs. March 30, 2018 (continued)

Net sales for the year ended March 29, 2019 amounted to $28,406,666 reflecting a $4,933,972 increase versus the year ended March 30, 2018 which amounted to $23,472,694. The increase in net sales is a direct result of the Company’s efforts in increasing sales in both the military and commercial aerospace sectors.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 90% of the Company’s net sales for the fiscal years ended March 29, 2019 and

March 30, 2018, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors.

Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

During the fiscal year ended March 29, 2019, two customers accounted for $7,451,032 constituting 26.2% of the Company’s net sales. One of those customers accounted for 13.7% of the Company’s net sales while the second customer accounted for 12.5% of the Company’s net sales.

During the fiscal year ended March 30, 2018, one customer accounted for $2,685,250 constituting 11.4% of the Company’s net sales.

The Company currently employs 25 independent sales representatives to market its products in all regions in the United States as well as in Canada, the European Union (EU), Southeast Asia, Central Asia and the Middle East. These sales representatives accounted for approximately 95% of the Company’s net sales for the year ended March 29, 2019, with the balance of net sales being generated by direct customer contact.

For the fiscal year ended March 29, 2019, the Company’s principal customers included manufacturers of commercial electronic products, military defense contractors and distributors who service these markets. Sales to the commercial electronic products (inclusive of aerospace, space, oil & gas, medical & miscellaneous) were 49.9% and government markets comprised 50.1% of the Company’s net sales for the year ended March 29, 2019 and 35% and 45% of the Company’s net sales for the year ended March 30, 2018, respectively. Approximately 18% of net sales were made to international customers for the year ended March 29, 2019 and 20% for the year ended March 30, 2018, respectively.

Cost of products sold amounted to $16,377,063 for the fiscal year ended March 29, 2019, or 57.7% of operating revenues. This reflected a $1,642,502 or 11.2% increase in the cost of products sold of $14,734,561 or 62.8% of operating revenues for the fiscal year ended March 30, 2018. This increase in cost of products sold is due primarily to the increased cost of production associated with and necessary to support the increase in sales.

Selling, general and administrative expenses were $4,007,145 and $4,006,950 or 14.1% and 17.1% of net sales for the fiscal years ended March 29, 2019 and March 30, 2018, respectively. This category of expenses increased by $195 or 0% from the prior year.

For the fiscal year ended March 29, 2019, interest expense was $63,271 or .2% of net sales. For the fiscal year ended March 30, 2018, interest expense was $48,178 or .2% of net sales. The increase of $15,093 or 31.3% reflects the additional borrowings from the Financing Company (as defined below) during the year.

Depreciation and amortization of $345,840 or 1.2% of net sales was reported for the fiscal year ended March 29, 2019 as compared to $330,037 or 1.4% of net sales for the prior period. The increase was due to the purchase of machinery and equipment.

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 29, 2019 vs March 30, 2018 (continued)

The Company reported net income of $5,160,766 for the year ended March 29, 2019 representing basic earnings of $2.23 per share as compared to net income of $2,565,559 or $1.11 per share for the year ended March 30, 2018. The increase in net income for the current year can be attributed primarily to the reported increase in production and sales.

Liquidity and Capital Resources

The Company reported working capital of $19,653,160 as of March 29, 2019 compared to working capital of $14,951,572 as of March 30, 2018. The increase in working capital of $4,701,588 was attributable to the following items:

Net income	$5,160,776
Depreciation and amortization	345,840
Capital expenditures	(840,292)
Other	35,264
$4,701,588

As a result of the above, the current ratio (current assets to current liabilities) was 6.15 to 1 at March 29, 2019 as compared to 7.56 to 1 at March 30, 2018. Current liabilities at March 29, 2019 were $3,816,396 as compared to $2,280,760 at

March 30, 2018.

The Company reported $840,292 in capital expenditures for the year ended March 29, 2019 and recorded depreciation expense of $345,840 for the year ended March 29, 2019.

Total stockholders’ equity increased by $5,196,040 which represented the reported net income for the year ended

March 29, 2019 of $5,160,776 and the increase of Capital in excess of par value for the additional stock option compensation expense of $35,264. Accordingly, the Company reported a total stockholders’ equity as of March 29, 2019 of $22,268,256 as compared to total stockholders’ equity of $17,072,216 as of March 30, 2018.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Financing Company”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum interest rate of 6% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days’ prior notice. Funds advanced by the Financing Company are secured by the Company’s accounts receivable and inventories. As of March 29, 2019, the Company had reported a liability to the Financing Company of $334,306 as compared to March 30, 2018 when the Company had reported excess payments to the Factor of $154,960. These excess payments are reported in the accompanying financial statements as “Excess payments to accounts receivable financing company.”

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

The Company has the Multi-Employer Plan with the Union. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month.

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 29, 2019 vs. March 30, 2018 (continued)

Liquidity and Capital Resources (continued)

With the passage of the 1990 Act the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. The Company has the Multi-Employer Plan with the Union. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of such Plan’s unfunded vested benefits.

Based upon such Plan’s information and data as of December 31, 2018 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), such Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2018 is fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $65,075 and $151,314 for the fiscal years ended March 29, 2019 and March 30, 2018, respectively.

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

Results of Operations (continued)

Year End Results: March 29, 2019 vs. March 30, 2018 (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

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

At the same time, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to Mr. Rosenfeld as follows: He received a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares vested on October 26, 2018; (ii) 2,000 shares will vest on October 26, 2019; and (iii) 2,000 shares will vest on October 26, 2020. The stock options: (i) have a ten-year term; and (ii) have an exercise price equal to the value of the Company’s common stock on the date of grant. In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
David Offerman	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000
Eric Hugel	5,000
Michael E. Rosenfeld[1]	5,000

1Options to purchase 1,000 shares of common stock were vested on October 26, 2018 and options to purchase 4,000 shares of common stock have not yet vested. Options for 2,000 shares shall vest on October 26, 2019 and options for 2,000 shares shall vest on October 26, 2020.

IEH CORPORATION

 PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 29, 2019 vs. March 30, 2018 (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

The following table shows the option activity for the fiscal years ended March 29, 2019 and March 30, 2018.

Stock-based compensation expense

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		Year ended	Year ended
		March 29, 2019	March 30, 2018
	Ref	(in thousands)	(in thousands)
IEH employees		$—	$—
Non-employee directors		35	28
Total stock option expense	(a)	$35	$28

(a):	The Company reported compensation expense of $27,980 during the year ended March 30, 2018 . The Company also reported compensation expense of $35,264 during the year ended March 29, 2019.

Unrecognized stock-based compensation expense

		Year ended	Year ended
		March 29, 2019	March 30, 2018
	Ref	(in thousands)	(in thousands)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		42	14
Total unrecognized expense	(b)	$42	$14

(b):

Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

The Company expects to recognize $25,454 in stock option compensation expense for the fiscal year ended March 2020 and $16,992 for the fiscal year ended March 2021.

Note: Stock option grants to IEH officers, directors and key employees in the fiscal years ended March 29, 2019 and March 30, 2018 were valued using a Black-Scholes model, under the following criteria:

	March 29, 2019	March 30, 2018
Risk free interest rate	2.40%	2.09%
Contractual term	10 years	10 years
Dividend yield	—	—
Expected lives	10 years	10 years
19

IEH CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Year End Results: March 29, 2019 vs. March 30, 2018 (continued)

Liquidity and Capital Resources (continued)

Stock Option Plan (continued)

The following table shows the activity for the fiscal years ended March 29, 2019 and March 30, 2018.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$125
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$3,852
Fully Vested		251,000	$6.02
Exercisable at the End of the Year		251,000

Outstanding at the Beginning of the Year	3/30/2018	255,000	$6.15	8.07	$702
Granted		5,000	12.75
Exercised		(75,000)	6.60
Forfeited or Expired		0
Outstanding at the End of the Quarter	3/29/2019	185,000	$6.05	7.75	$1,832
Fully Vested		181,000	$5.88
Exercisable at the End of the Year March 29, 2019		181,000

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

Results of Operations (continued)

Year End Results: March 29, 2019 vs. March 30, 2018 (continued)

Liquidity and Capital Resources (continued)

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for non-union, management and administration staff. Contributions to the Cash Bonus Plan are made by the Company only when the company is profitable for the fiscal year. Accordingly, the Company has accrued a contribution provision of $324,000 for the years ended March 29, 2019 and March 30, 2018, respectively.

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

We do not believe that any of our financial instruments have significant risk associated with market sensitivity. For more information on these investments see Note 2 to our financial statements included in this Form 10-K.

We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. Our primary purpose is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

As of March 29, 2019, our unrestricted cash was $7,204,126 of which $4,757,283 was in an interest-bearing money market account with and the balance of $2,446,843 was maintained in non-interest-bearing checking accounts used to pay operating expenses.

IEH CORPORATION

PART II

Item 8.	Financial Statements and Supplementary Data

See our audited Financial Statements for the fiscal year ended March 29, 2019 which follows Item 15 of this Annual Report on Form 10-K.

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

Management immediately thereafter undertook steps to correct these past deficiencies in its system of internal controls over financial reporting and implemented procedures to closely monitor its system of internal controls in the future. Specifically, management implemented protocols to report properly in all future quarterly and annual reports stock-based compensation and fully diluted earnings per share. The Company started properly reporting stock-based compensation in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2018 and in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2018 properly reported stock-based compensation and fully diluted earnings per share. Thereafter, the Company properly reported stock-based compensation in the Quarterly Reports on Form 10-Q for the fiscal quarters ended September 28, 2018 and December 28, 2018, respectively.

IEH CORPORATION

PART II

Item 9A.    Controls and Procedures (continued)

Evaluations of Disclosure Controls and Procedures (continued)

In addition, management recommended to the Board of Directors to form an audit committee of the Board which will be responsible to review: (i) all financial reports of the Company including, without limitation, the audited and unaudited financial statements of the Company, as applicable; and (ii) periodically review our disclosure controls and internal controls over financial reporting. The audit committee will also be authorized to investigate and make recommendations to the Board to implement any necessary system of internal controls over financial reporting to prevent any future deficiency in the internal controls over financial reporting. The audit committee will be comprised of at least three (3) independent directors of the Company. In making this recommendation management believed that these changes were reasonably likely to affect materially and positively the Company’s internal controls over financial reporting. At its meeting on November 27, 2018, the Board of the Directors approved formation of the audit committee and appointed the following independent directors to the audit committee: Eric Hugel, Michael E. Rosenfeld and Allen Gottlieb. Mr. Hugel is designated as our Audit Committee Financial Expert.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 29, 2019. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As stated above, based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal controls over financial reporting are effective as of March 29, 2019.

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

IEH CORPORATION

PART II

Item 9A.    Controls and Procedures (continued)

Changes in Internal Control over Financial Reporting

As stated above, management previously undertook steps to correct the deficiencies in our system of internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) which have now been in effect for the Company’s fiscal year ended as of March 29, 2019. As described above, the Board of Directors approved the formation of an audit committee and appointed three (3) independent directors to the audit committee.

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

Item 9B. Other Information

None.

IEH CORPORATION

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of March 29, 2019, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class

David Offerman	44	Chairman of the Board of Directors, President and Chief Executive Officer	II

Robert Knoth	76	Chief Financial Officer, Controller, Secretary and Treasurer	__

Allen Gottlieb	77	Director	II

Gerald E. Chafetz	76	Director	II

Eric C. Hugel	48	Director	I

Sonia Marciano	56	Director	I

Michael E. Rosenfeld	35	Director	I

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. The Board of Directors currently consists of six (6) members divided into two classes with three Class I Members (Mr. Hugel, Ms. Marciano and Mr. Rosenfeld) and three Class II Members (Mr. David Offerman, Mr. Gottlieb and Mr. Chafetz). The Class II Members of the Board of Directors are scheduled to be elected at the Company’s 2019 Annual Meeting. All officers are elected by and serve at the discretion of the Board of Directors.

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

Robert Knoth. Robert Knoth joined the Company as Controller in January 1990 and was elected Chief Financial Officer and Treasurer of the Company in March 1990. He was elected as Secretary of the Company in September 1992 and Mr. Knoth has held these positions since said dates. From 1986 to January 1990, Mr. Knoth was employed as controller by G&R Preuss, Inc., a company engaged in the business of manufacturing truck bodies and accessories. On May 1, 2019, Atiqur Mufti replaced Mr. Knoth as Controller of the Company.

IEH CORPORATION

PART III

Item 10.   Directors, Executive Officers and Corporate Governance (continued)

Executive Officers and Directors (continued)

Allen Gottlieb. Allen Gottlieb has been a member of the Company’s Board of Directors since 1992. Mr. Gottlieb is retired. Mr. Gottlieb was previously engaged in the practice of law for 40 years, specializing in Labor-Management Relations.

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

Michael E. Rosenfeld. is a co-founder and principal of Olive Tree Holdings LLC, a real estate private equity company based in New York, NY and Atlanta, GA since 2017. Olive Tree is an owner-operator of value-added multifamily assets across the Southern U.S. From 2013-2016 he was Vice President and Chief of Staff at Bert E. Brodsky & Associates, Inc., a private investment firm with a diverse portfolio of companies across several industries. Prior to that from 2006-2013, he served as Vice President of Business Development of Mobile Health Management Services, Inc., a subsidiary of Bert Brodsky & Associates, Inc. Mr. Rosenfeld received his Bachelor of Arts in Political Science from Emory University in 2006, and his Master of Business Administration (MBA) in Corporate Finance from the New York University Stern School of Business in 2016.

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

Alexa Maldonado is the Director of Human Resources for IEH, a position she has held since July, 2018. Alexa has responsibility for policy implementation, handling employee relations, health and welfare benefit, administration, staffing and compliance training, payroll and supervisory training. She became employed by the Company on a full-time basis in March 2016. Prior to joining IEH, she worked for The New York Stock Exchange for 10 years in various human resources capacities and responsibilities including as a Human Resources Generalist, Benefits Administration and Staffing Coordinator.

Atiqur Mufti joined IEH as a consultant in February, 2016 and was promoted to be the Controller of IEH on May 1, 2019 replacing Mr. Knoth. He has eight (8) years of SAP ECC and SAP Business One implementation experience. Prior to joining IEH, he worked as an independent contractor as well as worked as a Financial Consultant at Accenture, Inc. located in Accenture’s New York City office. Mr. Mufti has successfully implemented three (3) life cycles of SAP in FICO (financial controlling) and FICA (finance contract accounting). He has two (2) Master Degrees in Finance and Accounting from Stony Brook University and SUNY College at Old Westbury respectively.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the year ended March 29, 2019.

Director Independence; Meetings of Directors; Corporate Governance; Committees of the Board

Our Board of Directors currently consists of six individuals. Five of our directors are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 29, 2019, our Board of Directors held eight (8) meetings and took action by written consent on one occasion.

During the fiscal year ended March 29, 2019, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. They concluded that our disclosure controls and procedures were not effective during the period covered by the fiscal year ended March 30, 2018. In response to such determination, management immediately undertook steps to correct the deficiencies.

IEH CORPORATION

PART III

Item 10.     Directors, Executive Officers and Corporate Governance (continued)

Director Independence; Meetings of Directors; Corporate Governance; Committees of the Board (continued)

in our internal controls over financial reporting, They recommended, in part, to the Board of Directors that the Board approve the formation of an audit committee and a compensation committee. Each such committee would initially have three (3) members consisting of independent directors. At its meeting of December 11, 2018, the Board of Directors approved the formation of an audit committee and a compensation committee and nominated the following directors to each such committee: (i) Audit Committee – Eric Hugel (Chair), Allen Gottlieb and Michael E. Rosenfeld; and (ii) Compensation Committee – Gerald Chafetz (Chair), Michael E. Rosenfeld and Dr. Sonia Marciano. Each of these Board committees has a written charter approved by the Board of Directors. Each of the charters of these Board committees is available at the Company’s website, www.iehcorp.com (click on “Investors”, then on “Corporate Governance”.

For the fiscal year ended March 29, 2019, a general description of the duties of the committees were as follows:

Audit Committee. Our Audit Committee will act to: (i) review with management the finances, financial condition and interim financial statements of the Company; (ii) review with our independent registered public accounting firm the year-end financial statements; (iii) review implementation with the independent registered public accounting firm and management of any action recommended by the independent registered public accounting firm; and (iv) retain and terminate our independent registered public accounting firm. Mr. Hugel, the Chair of the Audit Committee was also designated as our Audit Committee Financial Expert. During the 2018 fiscal year, all of the members of our Audit Committee were “independent” within the definition of that term as provided by the OTCQX Marketplace Rules. During the fiscal year ended March 29, 2018, the Audit Committee held its initial meeting on February 6, 2019 and was scheduled to meet additionally in the first fiscal quarter of the fiscal year ending as of March 28, 2020.

Compensation Committee. The Compensation Committee will act to: (i) review, approve and administer compensation arrangements for our executive officers; (ii) administer our equity-based compensation plans, (iii) establish and review general policies relating to the compensation and benefits of our executive officers and other personnel, (iv) evaluate the relationship between executive officer compensation policies and practices and corporate risk management to confirm those policies and practices do not incentivize excessive risk-taking, and (iv) evaluate and makes recommendations to our Board of Directors regarding the compensation of our non-employee directors. During the fiscal year ended March 29, 2019, the Compensation Committee did not yet hold its initial meeting but was scheduled to hold such initial meeting in April 2019.

The Board did not adopt any modifications to the procedures by which security holders may recommend nominees to its Board of Directors.

IEH CORPORATION

PART III

Item 11.     Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 29, 2019 and March 30, 2018 for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		Total
David Offerman, Chief Executive Officer, President	March 29, 2019 March 30, 2018	$ $	305,192 346,533	$ $	83,947 45,000	$ $	0 0	$ $	389,139 391,533

Robert Knoth, Chief Financial	March 29, 2019		$198,153		$40,100		$0		$238,253
Officer	March 30, 2018		$181,122		$40,000		$0		$221,122

The Company intends to provide additional information regarding the compensation awarded to the named executive officers and non-management directors in respect of and during the fiscal year ended March 29, 2019, in the proxy statement for the Company’s 2019 annual meeting of shareholders.

On September 1, 2009, the Company entered into an agreement with Robert Knoth, its Chief Financial Officer, providing for certain retirement benefits to be payable to him after termination of such officer’s active service of employment with the Company. His agreement provides that his employment with the Company shall be divided into an “active period” and a “retirement period”. The active period shall mean the period of time until the officer attains the age of 70 years, or further period of employment beyond such date if extended by mutual agreement of the officer and the Company. The retirement period shall mean the period beginning with the officer attaining the age of 70 years and continuing until 10 years thereafter unless the officer’s employment has been previously terminated or extended by the mutual agreement of the officer and the Company. The retirement period shall take effect only on termination of the active period. Pursuant to Mr. Knoth’s agreement, he will be entitled to receive $12,000 per annum and aggregate payments during the retirement period not to exceed $120,000. Since 2009, the Company and Mr. Knoth have annually mutually agreed to extend their respective periods of employment.

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

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for non-union, management and administration staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. Accordingly, the Company has accrued a contribution provision of $324,000 for the years ended March 29, 2019 and March 30, 2018, respectively.

Stock Option Plan

On August 31, 2011, the Company’s shareholders approved the adoption of the Company’s 2011 Equity Incentive Plan (“2011 Plan”) to provide for the grant of options to purchase up to 750,000 shares of the Company’s common stock to all

IEH CORPORATION

PART III

Item 11.	Executive Compensation (continued)

Stock Option Plan (continued)

employees, consultants and other eligible participants, including senior management. The 2011 Plan terminates on August 30, 2022 and as of March 30, 2018, the Company had issued options or awards as described below.

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

The table below summarizes the option awards granted and outstanding for the named executive officers and non-management directors:

Name	Stock Option Grants
David Offerman	50,000
Rob Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000
Eric Hugel	5,000
Michael E. Rosenfeld (1)	5,000
30

IEH CORPORATION

PART III

Item 11.	Executive Compensation (continued)

Stock Option Plan (continued)

(1)

Options to purchase 1,000 shares of common stock were vested on October 26, 2018 and options to purchase 4,000 shares of common stock have not yet vested. Options for 2,000 shares shall vest on October 26, 2019 and options for 2,000 shares shall vest on October 26, 2020.

Stock-based compensation expense

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		Year ended	Year ended
		March 29, 2019	March 30, 2018
	Ref	(in thousands)	(in thousands)
IEH employees		$—	$—
Non-employee directors		35	28
Total stock option expense	(a)	$35	$28

(a):	The Company reported compensation expense of $27,980 during the year ended March 30, 2018. The Company also reported compensation expense of $35,264 during the year ended March 29, 2019.

Unrecognized stock-based compensation expense

		Year ended	Year ended
		March 29, 2019	March 30, 2018
	Ref	(in thousands)	(in thousands)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		42	14
Total unrecognized expense	(b)	$42	$14

(b):

Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

The Company expects to recognize $25,454 in stock option compensation expense for the fiscal year ended March 2020 and $16,992 for the fiscal year ended March 2021.

IEH CORPORATION

PART III

Item 11.	Executive Compensation (continued)

Stock Option Plan (continued)

Note: Stock option grants to IEH officers, directors and key employees in the fiscal years ended March 29, 2019 and March 30, 2018 were valued using a Black-Scholes model, under the following criteria:

	March 29, 2019	March 30, 2018
Risk free interest rate	2.40%	2.09%
Contractual term	10 years	10 years
Dividend yield	—	—
Expected lives	10 years	10 years

The following table shows the activity for the fiscal years ended March 29, 2019 and March 30, 2018.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$125
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$3,852
Fully Vested		251,000	$6.02
Exercisable at the End of the Year		251,000
Outstanding at the Beginning of the Year	3/30/2018	255,000	$6.15	8.07	$702
Granted		5,000	12.75
Exercised		(75,000)	6.60
Forfeited or Expired		0
Outstanding at the End of the Quarter	3/29/2019	185,000	$6.05	7.75	$1,832
Fully Vested		181,000	$5.88
Exercisable at the End of the Year March 29, 2019		181,000

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

IEH CORPORATION

PART III

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of July 12, 2019 with respect to: (i) the persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of July 12, 2019, there were 2,323,468 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

IEH CORPORATION

PART III

Title of Class Officers and Directors	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (7)	Percentage (%) of Common Stock Owned
Common Stock $.01 Par Value	Estate of Michael Offerman(1) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	943,784	40%
	David Offerman(2) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	50,100	2%
	Robert Knoth(3) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	52,195	2%
	Allen Gottlieb(4) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	5,000	*
	Gerald E. Chafetz(4) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	5,000	*
	Sonia Marciano(4) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	5,000	*
	Eric C. Hugel(4) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	5,000	*
	Michael E. Rosenfeld(5) c/o IEH Corporation 140 58th Street Brooklyn, NY 11220	1,000	*
34

IEH CORPORATION

PART III

Title of Class	Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (7)	Percentage (%) of Common Stock Owned

All Officers & Directors as a Group (6 in number) (2), (3), (4), (5)		123,295	5%
5% Shareholders Zeff Capital LP.(6) 1601 Broadway, 12th Floor New York, NY 10019		325,435	14%

* Denotes ownership percentage of less than 1%.

All shares set forth above are owned directly by the named individual unless otherwise stated.

(1)	43,600 shares of common stock are jointly owned by the Estate of Mr. Offerman and his wife, Gail Offerman
(2)	Includes vested options to purchase 50,000 shares of common stock.
(3)	Includes vested options to purchase 50,000 shares of common stock.
(4)	Includes vested options to purchase 5,000 shares of common stock.
(5)	Includes vested options to purchase 1,000 shares of common stock but excludes unvested options to purchase 4,000 shares of common stock.
(6)	Based on a Schedule 13G dated January 7, 2019 filed by the reporting person.
(7)	Includes all shares owned and vested options to purchase shares of common stock. Excludes unvested options to purchase common stock.
35

IEH CORPORATION

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the employment terms for its executive officers as described elsewhere in this Form 10-K, and as described below, there have been no related transactions between the Company, officers, directors or shareholders holding in excess of 5% of its securities within the last three years. Messrs. Gottlieb, Chafetz Hugel and Rosenfeld and Ms. Marciano are deemed independent directors of the Company.

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

The Board of Directors of IEH selected Manuel Reina CPA as the independent auditor of IEH for the fiscal year ending March 29, 2019. The audit services provided by Manuel Reina CPA consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters.

Audit Fees. During the fiscal years ended March 30, 2018, IEH paid an aggregate of $32,000 to Jerome Rosenberg, CPA, P.C. for fees related to the audit of its financial statements. During the fiscal years ended March 29, 2019 and

March 30, 2018, respectively, IEH paid an aggregate of $132,000 and $45,000, respectively, to Manuel Reina CPA for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal years ended March 29, 2019 and March 30, 2018, respectively, no fees were paid to Jerome Rosenberg, CPA, P.C. or Manuel Reina CPA with respect to financial systems design or implementation.

Tax Fees. During the fiscal years ended March 29, 2019 and March 30, 2018, the Company paid to Jerome Rosenberg, CPA, P.C. the sum of $6,000, for tax compliance and representation, tax advice and tax planning services. During the fiscal year ended March 29, 2019 and March 30, 2018, respectively, the Company did not pay Manuel Reina CPA for tax compliance and representation, tax advice and tax planning services.

All Other Fees. During the fiscal years ended March 29, 2019 and March 30, 2018, respectively, IEH did not pay any other fees for services to either of its independent auditors.

The Board of Directors has determined that the services provided by Jerome Rosenberg, CPA, P.C. and the fees paid to it for such services during the fiscal year ended March 30, 2018 have not compromised the independence of Jerome Rosenberg, CPA, P.C. The Board of Directors has further determined that the services provided by Manuel Reina CPA and the fees paid to it for such services during the fiscal years ended March 29, 2019 and March 30, 2018, respectively, have not compromised the independence of Manuel Reina CPA.

IEH CORPORATION

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits filed with Form 10-K:

(a)(1)        Financial Statements

The Financial Statements referenced in Part II, Item 9 of this Annual Report appear on pages 40 to 57.

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

10.2(#) Agreement between the Company and Robert Knoth (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2009).

10.3(#) 2011 Equity Incentive Plan (filed as Exhibit A to definitive Proxy Statement dated August 31, 2011).

10.5(#) Amended and Restated Agreement between the Company and Robert Knoth, dated as of September 1, 2017 (filed as Exhibit 10.5 to the Company’s Annual Report on Form K filed on July 12, 2018).

23.1* Consent of Manuel Reina, CPA

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

101.1* The following information from the IEH Corporation’s Annual Report in Form 10-K for the fiscal year ended March 29, 2019, formatted in XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; and (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

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

IEH CORPORATION
March 29, 2019 and March 30, 2018
Index to Financial Statements

Page
Number

Independent Auditor’s Report	39

Financial Statements:

Balance Sheets as of March 29, 2019 and March 30, 2018	40

Statements of Operations for the years ended March 29, 2019 and March 30, 2018	42

Statements of Stockholders’ Equity for the years ended March 29, 2019 and March 30, 2018	43

Statements of Cash Flows for the years ended March 29, 2019 and March 30, 2018	44

Notes to Financial Statements	45
38

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IEH Corporation

Opinion on the Financial Statements

I have audited the accompanying balance sheet of IEH Corporation (the “Company”), as of March 29, 2019 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and the related notes and schedules (collectively referred to as the “Financial Statements”). In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 29, 2019, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

West Babylon, New York

July 12, 2019

IEH CORPORATION

BALANCE SHEETS

As of March 29, 2019 and March 30, 2018

	March 29,	March 30,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$7,080,126	$1,407,013
Accounts receivable, less allowances for doubtful accounts of $0 and $11,562 at March 29, 2019 and March 30, 2018, respectively	3,833,090	4,483,011
Inventories (Note 2)	12,021,443	10,751,498
Excess payments to accounts receivable finance company (Note 5)	-	154,960
Prepaid expenses and other current assets (Note 3)	534,897	489,594

Total Current Assets	23,469,556	17,286,076

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $9,723,201 at March 29, 2019 and $9,377,361 at March 30, 2018 (Note 4)	2,560,607	2,066,155

OTHER ASSETS:
Other assets	54,489	54,489

Total Assets	$26,084,652	$19,406,720

The accompanying notes should be read in conjunction with the Financial Statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of March 29, 2019 and March 30, 2018

	March 29,	March 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2019	2018

CURRENT LIABILITIES:
Accounts payable	$480,012	$576,629
Due to accounts receivable financing company	334,306	-
Customer advance payments	348,230	53,744
Accrued corporate income taxes	1,676,428	935,762
Other current liabilities (Note 6)	977,420	768,369

Total Current Liabilities	3,816,396	2,334,504

Total Liabilities	3,816,396	2,334,504

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value; 10,000,000 shares authorized; 2,323,468 shares issued and outstanding at March 29, 2019 and 2,303,468 shares issued and outstanding at March 30, 2018	23,235	23,035
Capital in excess of par value	3,802,672	3,767,608
Retained earnings	18,442,349	13,281,573

Total Stockholders’ Equity	22,268,256	17,072,216

Total Liabilities and Stockholders’ Equity	$26,084,652	$19,406,720

The accompanying notes should be read in conjunction with the Financial Statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended March 29, 2019 and March 30, 2018

	March 29,	March 30,
	2019	2018

REVENUE, net sales	$28,406,666	$23,472,694

COSTS AND EXPENSES:
Cost of products sold	16,377,063	14,734,561
Selling, general and administrative	4,007,145	4,006,950
Interest expense	63,271	48,178
Depreciation and amortization	345,840	330,037
	20,793,319	19,119,726

OPERATING INCOME	7,613,347	4,352,968

OTHER INCOME	16,559	3,069

INCOME BEFORE PROVISION FOR INCOME TAXES	7,629,906	4,356,037

PROVISION FOR INCOME TAXES	(2,469,130)	(1,790,478)
NET INCOME	$5,160,776	$2,565,559

BASIC EARNINGS PER COMMON SHARE (Note 1)	$2.23	$1.11
FULLY DILUTED EARNINGS PER SHARE (Note 1)	$2.15	$1.10
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC (IN THOUSANDS)	2,321	2,303
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – FULLY DILUTED (IN THOUSANDS)	2,414	2,334

The accompanying notes should be read in conjunction with the Financial Statements.

IEH CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 29, 2019 and March 30, 2018

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 31, 2017	2,303,468	$23,035	$3,739,628	$11,291,881	$15,054,544

Dividend Declared	—	—	—	(575,867)	(575,867)

Recognition of stock option compensation expense	—	—	27,980	—	27,980

Net Income: year ended March 30, 2018	—	—	—	2,565,559	2,565,559

Balances, March 30, 2018	2,303,468	23,035	3,767,608	13,281,573	17,072,216

Recognition of stock compensation expense	—	—	35,264	—	35,264

Exercise of stock options	20,000	200	(200)	—	—

Net income: year ended March 29, 2019	—	—	—	5,160,776	5,160,776

Balances, March 29, 2019	2,323,468	$23,235	$3,802,672	$18,442,349	$22,268,256

The accompanying notes should be read in conjunction with the Financial Statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash

For the Years Ended March 29, 2019 and March 30, 2018

	March 29,	March 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,160,776	$2,565,559

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	345,840	330,037
Recognition of stock option compensation expense	35,264	27,980
Obsolescence Provision	399,979	208,257

Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	944,407	(1,321,597)
Decrease in excess payments to accounts receivable factor	154,960	36,470
(Increase) in inventories	(1,669,924)	(2,273,767)
(Increase) Decrease in prepaid expenses and other current assets	(45,303)	818,444
(Increase) in other assets	—	(38)
Decrease (Increase) in accounts payable	(96,617)	341,444
Increase in other current liabilities	209,051	80,349
Increase in accrued corporate income taxes	740,666	336,023

Total adjustments	1,018,323	(1,416,398)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,179,099	1,149,161

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(840,292)	(377,042)

NET CASH (USED) BY INVESTING ACTIVITIES	(840,292)	(377,042)

CASH FLOW FROM FINANCING ACTIVITIES:

Net activity on accounts receivable financing	334,306	—
Cash dividend payment	—	(575,867)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	334,306	(575,867)

INCREASE IN CASH	5,673,113	196,252

CASH, beginning of period	1,407,013	1,210,761

CASH, end of period	$7,080,126	$1,407,013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$59,535	$42,588
Income Taxes	$1,691,322	$684,893

The accompanying notes should be read in conjunction with the Financial Statements.

IEH CORPORATION

 NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

The Company designs, develops and manufactures printed circuit connectors for high performance applications. We have also developed a high performance plastic circular connector line. All of our connectors utilize the HYPERBOLOID contact design, a rugged, high-reliability contact system ideally suited for high-stress environments. We believe we are the only independent producer of HYPERBOLOID printed circuit board connectors in the United States.

The Company’s customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment, and distributors who resell the Company’s products to OEMs. The Company sells its products directly and through regional representatives located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union (EU).

The customers the Company services are in the Government, Military, Aerospace, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. The Company appears on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic (inclusive of aerospace, space, oil & gas, medical & miscellaneous) and military markets were 49.9% and 50.1%, respectively, of the Company’s net sales for the year ended March 29, 2019 as compared to the comparable sales of 35% and 45%, respectively, for the year ended March 30, 2018. The Company’s offering of “QPL” items has recently been expanded to include additional products.

In order to remain competitive, the Company has an internal program to upgrade, add and maintain machinery, review material costs and increase labor force productively. During the fiscal year ended March 29, 2019, we purchased several machines to increase the productivity of certain processes. This should help us meet this goal.

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

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31st. Each of the years ended March 29, 2019 and March 30, 2018 were comprised of 52 weeks.

Revenue Recognition:

In May 2014, the Financial Accounting Standards Board issued ASC 606 “Revenue from Contracts with Customers” that, as amended on August 12, 2015, became effective for annual report periods beginning after December 15, 2017.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

The core principle underlying ASC 606, is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASC 606-10-05-4 sets out the following steps for an entity to follow when applying the core principle to its revenue -generating transactions:

•	Identify the contract with a customer
•	Identify the performance obligations in the contract
•	Determine the transaction price
•	Allocate the transaction price to the performance obligations
•	Recognize revenue when (or as) each performance obligation is satisfied

The Company has adopted the provisions of ASC 606 for the quarter ended June 29, 2018. However, such adoption did not have any material effect on the way in which the Company recognizes, records and reports revenues.

The Company does not offer any discounts, credits or other sales incentives. Historically, the Company believes that it has no collection issues with its customer base. The Company’s policy with respect to customer returns and allowances as well as product warranty is as follows:

The Company will accept a return of defective products within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of product. The cost of this warranty with respect to defective products is immaterial at this time.

The Company provides engineering services as part of the relationship with its customers in developing custom products. The Company is not obligated to provide such engineering service to its customers. The Company does not invoice its customers separately for these services.

Inventories:

Inventories are stated at cost, on an average basis, which does not exceed net realizable value.

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

The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company, based upon historical experience, has determined that if a part has not been used and purchased or an item of finished goods has not been sold in three years, it is deemed to be obsolete. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company recognized $399,979 and $208,257 for the years ended March 29, 2019 and March 30, 2018, respectively, as a reduction of inventory due to obsolescence.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Deposit Insurance Corporation (FDIC) will permanently insure all accounts maintained in each financial institution up to $250,000 in the aggregate.

As of March 29, 2019, the Company had funds on deposit in the amount of $7,263,839 in one financial institution of which $7,013,839 exceeds FDIC coverage. The Company has not experienced any losses in such accounts and believes its cash balances are not exposed to any significant risk.

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

Income Taxes:

Deferred income taxes arise from temporary differences resulting from different depreciation methods used for financial and income tax purposes. The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740.

Earnings Per Share:

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the Financial Statements of “basic” and “diluted” earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options for each year. As the Company reported net income for both the years ended March 29, 2019 and March 30, 2018, respectively, basic and diluted income per share are calculated separately as follows:

	3/29/2019	3/30/2018

NET INCOME	$5,160,776	$2,565,559

BASIC EARNINGS PER COMMON SHARE	$2.23	$1.11

FULLY DILUTED EARNINGS PER SHARE	$2.15	$1.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	2,321,331	$2,303,468

DILUTIVE EFFECT OF OPTIONS GRANTED	92,399	30,238
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-FULLY DILUTED	2,413,730	2,333,706
47

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments, consisting of accounts receivable, accounts payable, and borrowings, approximate their fair value due to the relatively short maturity of these instruments.

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, “Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no long-lived asset impairments recognized by the Company for the years ended

March 29, 2019 and March 30, 2018, respectively.

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

Leases

FASB ASC 2016-02 Leases (Topic 842) – In February 2016, the FASB issued ASC 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. ASC 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted ASC 2016-02 as of April 1, 2019, and do expect guidance to have an impact on the financial statements for the forthcoming fiscal year.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2	INVENTORIES:

Inventories are stated at cost, on the average basis that does not exceed net realizable value.

Inventories are comprised of the following:

	March 29,	March 30,
	2019	2018

Raw materials	$7,053,896	$6,644,437
Work in progress	2,797,006	2,288,115
Finished goods	2,170,541	1,818,946

	$12,021,443	$10,751,498

Note 3	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	March 29,	March 30,
	2019	2018

Prepaid insurance	$106,801	$16,256
Prepaid corporate taxes	—	467,606
Prepaid payroll taxes	289,311	—
Prepaid other	138,785	5,732
	$534,897	$489,594

Note 4	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	March 29,	March 30,
	2019	2018

Computers	$502,723	$496,489
Leasehold improvements	934,648	888,488
Machinery and equipment	6,657,876	6,189,340
Tools and dies	3,999,705	3,681,077
Furniture and fixture	179,072	179,072
Website development cost	9,784	9,050
	12,283,808	11,443,516

Less: accumulated depreciation and amortization	(9,723,201)	(9,377,361)

	$2,560,607	$2,066,155
Depreciation and amortization expense	$345,840	$330,037
49

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 5	ACCOUNTS RECEIVABLE FINANCING:

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Financing Company”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum rate of 6% per annum.

The financing agreement has an initial term of one year and automatically renews for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Financing Company are secured by the Company’s accounts receivable and inventories. As of March 29, 2019, the Company reported in the accompanying Financial Statements, a liability to the Financing Company of $334,306 compared to March 30, 2018, when the Company had reported excess payments to the Financing Company of $154,960. These excess payments are reported in the accompanying Financial Statements as “Excess payments to accounts receivable financing company.”

Note 6	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	March 29,	March 30,
	2019	2018

Payroll and vacation accruals	$831,187	$569,043
Sales commissions	80,553	104,791
Insurance	—	52,648
Other	65,680	41,887
	$977,420	$768,369

Note 7	INCOME TAXES:

The Company accounts for income taxes under the provisions of ASC Topic 740, “Income Taxes.” Under ASC Topic 740, deferred income tax assets or liabilities are computed based upon the temporary differences between the Financial Statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rates. Deferred income tax expense or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The provision for income taxes consists of the following:

	March 29,	March 30,
	2019	2018
Current:

Federal	$828,728	$449,123
State and local	1,166,106	222,982
Total current tax provision	1,994,834	672,105

Deferred:
Federal	408,174	561,920
State and local	222,217	556,453
Total deferred tax expense	630,391	1,118,373

Total provision	$2,625,225	$1,790,478
50

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

With the enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017, Federal corporate income tax rates were reduced from 35 percent to 21 percent. As the Company reported on a fiscal year ending in March, the federal income tax rate for the year ended March 30, 2018 was a blended rate.

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

A reconciliation of the income tax benefit at the statutory Federal tax rate to the income tax benefit recognized in the financial statements is as follows:

	March 29,	March 30,
	2019	2018
Income tax expense (benefit) – twelve months	21%	—
Income tax expense (benefit) – nine months	—	26%
Income tax expense (benefit) – three months	—	5%
Income tax expense (benefit)	—	—
Income tax expenses – state and local, net of federal benefit	11%	10%

During the year ended March 29, 2019, the Company received a remittance of $460,442 from the Internal Revenue Service. The remittance did not indicate the basis for the payment. The Company has reported this payment as a current liability in the accompanying financial statements until such time that the basis for this remittance can be determined.

Note 8	2011 EQUITY INCENTIVE PLAN:

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

51

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8 -	2011 EQUITY INCENTIVE PLAN (continued):

On September 7, 2018, the Board of Directors elected Michael E. Rosenfeld to the Board of Directors to fill the vacancy of a Class I Director of the Company created by the death of the Company’s then President and Chief Executive Officer, Michael Offerman. Such appointment became effective on October 26, 2018.

At the same time, the Board of Directors also approved the granting of stock options to purchase shares of the Company’s common stock under the 2011 Plan to Mr. Rosenfeld as follows: He received a grant of options totalling 5,000 shares each subject to the following vesting schedule: (i) 1,000 shares vested on October 26, 2018; (ii) 2,000 shares will vest on October 26, 2019; and (iii) 2,000 shares will vest on October 26, 2020. The stock options: (i) have a ten-year term; and (ii) have an exercise price equal to the value of the Company’s common stock on the date of grant. In the event of the termination of each recipient’s association with the Company, the options will remain exercisable in accordance with the terms of the 2011 Plan.

The table below summarizes the option awards for the named executive officers and non-management directors:

Name	Stock Option Grants
David Offerman	50,000
Robert Knoth	50,000
Allen Gottlieb	5,000
Gerald Chafetz	5,000
Sonia Marciano	5,000
Eric Hugel	5,000
Michael E. Rosenfeld	5,000	*

*Options for 1,000 shares vested on October 26, 2018. Options for 2,000 shares shall vest on October 26, 2019 and options for 2,000 shares shall vest on October 26, 2020.

52

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8	2011 EQUITY INCENTIVE PLAN (continued):

The following table shows the option activity for the fiscal years ended March 29, 2019 and March 30, 2018.

Stock-based compensation expense

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		Year ended	Year ended
		March 29, 2019	March 30, 2018
	Ref	(in thousands)	(in thousands)
IEH employees		$—	$—
Non-employee directors		35	28
Total stock option expense	(a)	$35	$28

(a):	The Company reported compensation expense of $27,980 during the year ended March 30, 2018. The Company reported compensation expense of $35,264 during the year ended March 29, 2019.

Unrecognized stock-based compensation expense

		Year ended	Year ended
		March 29, 2019	March 30, 2018
	Ref	(in thousands)	(in thousands)
Unrecognized expense for IEH employees		$—	$—
Unrecognized expense for Non-employee directors		42	14
Total unrecognized expense	(b)	$42	$14

(b):

Unrecognized stock-based compensation expense related to prior years’ equity grants of stock options to non-employee directors, that had not vested as of the end of the applicable fiscal year.

The Company expects to recognize $25,454 in stock option compensation expense for the fiscal year ended March 2020 and $16,992 for the fiscal year ended March 2021.

Note: Stock option grants to IEH officers, directors and key employees in the fiscal years ended March 29, 2019 and March 30, 2018 were valued using a Black-Scholes model, under the following criteria:

	March 29, 2019	March 30, 2018
Risk free interest rate	2.40%	2.09%
Contractual term	10 years	10 years
Dividend yield	—	—
Expected lives	10 years	10 years
53

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8	2011 EQUITY INCENTIVE PLAN (continued):

The following table shows the activity for the fiscal years ended March 29, 2019 and March 30, 2018.

			Weighted Avg.	Remaining	Aggregate
			Exercise	Contractual	Intrinsic Value
		Shares	Price	Term (Years)	(in thousands)
Outstanding at the Beginning of the Year	3/31/2017	255,000	$6.15	8.82	$125
Granted		0
Exercised		0
Forfeited or Expired		0
Outstanding at the End of the Year	3/30/2018	255,000	$6.15	8.07	$3,852
Fully Vested		251,000	$6.02
Exercisable at the End of the Year		251,000

Outstanding at the Beginning of the Year	3/30/2018	255,000	$6.15	8.07	$702
Granted		5,000
Exercised		(75,000)
Forfeited or Expired		0
Outstanding at the End of the Quarter	3/29/2019	185,000	$6.05	7.75	$1,832
Fully Vested		181,000	$5.88
Exercisable at the End of the Year March 29, 2019		181,000
54

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8	2011 EQUITY INCENTIVE PLAN (continued):

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

Note 9	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. Accordingly, the Company has accrued a contribution provision of $324,000 for the fiscal years ended March 29, 2019 and March 30, 2018, respectively.

Note 10	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices and its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York, runs from December 1, 2010 through November 30, 2020. The basic minimum annual rentals are as follows:

Fiscal year ending March:

2020	189,200
2021	128,640
$317,840

The rental expense for the years ended March 29, 2019 and March 30, 2018, was $183,720 and $178,360, respectively.

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (ID No. 136115077). Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan.

Based upon such Plan’s information and data as of December 31, 2018 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), such Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2018 is fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $65,075 and $151,314 for the fiscal years ended March 29, 2019 and March 30, 2018, respectively. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

55

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 11	REVENUES FROM MAJOR CUSTOMERS:

During the fiscal year ended March 29, 2019, two customers accounted for $7,451,032 constituting 26.2% of the Company’s net sales. One of those customers accounted for 13.7% of the Company’s net sales while the second customer accounted for 12.5% of the Company’s net sales.

During the fiscal year ended March 30, 2018, one customer accounted for $2,685,250 constituting 11.4% of the Company’s net sales.

Note 12	SUBSEQUENT EVENTS:

The Company has evaluated all other subsequent events through July 12, 2019, the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, the Company has determined that no subsequent events have occurred which require disclosure through the date that these Financial Statements were available to be issued.

56

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer

Dated:    July 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	July 12, 2019
David Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	July 12, 2019
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	July 12, 2019
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	July 12, 2019
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	July 12, 2019
Eric C. Hugel, Director

/s/ Sonia Marciano	July 12, 2019
Sonia Marciano, Director

/s/ Michael E. Rosenfeld	July 12, 2019
Michael E. Rosenfeld, Director
57