Form 10-Q
period 2019-06-28
IEH Corp
filed 2019-08-19
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 0-5278

IEH CORPORATION

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-5549348 (I.R.S. Employer Identification No.)
140 58th Street, Suite 8E Brooklyn, New York (Address of principal executive offices)	11220 (Zip Code)

(718) 492-4440

(Registrant’s telephone number, including area code)

____________________________________________________________________

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IEHC	OTC QX Market Place

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑                   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑                   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☑

2,323,468 shares of Common Shares, par value $.01 per share, were issued and outstanding as of August 19, 2019.

IEH CORPORATION

Exhibits

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	32

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)	33

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	34

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of June 28, 2019 and March 29, 2019

	June 28,	March 29,
	2019	2019
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$6,444,502	$7,080,126
Accounts receivable, less allowances for doubtful accounts of $0 at June 28, 2019 and at March 29, 2019	5,200,850	3,833,090
Inventories, net (Note 3)	12,044,241	12,021,443
Excess payments to commercial finance company (Note 6)	705,623	-
Prepaid expenses and other current assets (Note 4)	387,518	534,897

Total Current Assets	24,782,734	23,469,556

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of $9,959,821, at June 28, 2019 and $9,723,201 at March 29, 2019 (Note 5)	2,584,226	2,560,607
	2,584,226	2,560,607

OTHER ASSETS:
Right of use Asset-Leasehold	254,249	—
Other assets	54,489	54,489
Total Other Assets	308,738	54,489

Total Assets	$27,675,698	$26,084,652

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of June 28, 2019 and March 29, 2019

	June 28,	March 29,
	2019	2019
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$501,105	$480,012
Due to commercial finance company (Note 6)	—	334,306
Customer advance payments	524,685	348,230
Accrued corporate income taxes	2,044,973	1,676,429
Deferred Lease Liability - Net of Long Term	190,920	—
Other current liabilities (Note 7)	1,163,558	977,420
Total Current Liabilities	4,425,241	3,816,397

LONG TERM LIABILITIES
Deferred Lease Liability-Long Term	64,207	—
Total Long Term Liabilities	64,207	—

Total Liabilities	4,489,448	3,816,397

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,323,468 shares issued and outstanding at June 28, 2019 and at March 29, 2019	23,235	23,235
Capital in excess of par value	3,811,134	3,802,672
Retained earnings	19,351,881	18,442,348

Total Shareholders’ Equity	23,186,250	22,268,255

Total Liabilities and Shareholders’ Equity	$27,675,698	$26,084,652

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended June 28, 2019 and June 29, 2018

	Three Months Ended
	June 28, 2019	June 29, 2018

REVENUE, net	$7,567,398	$9,043,306

COSTS AND EXPENSES

Cost of products sold	4,820,944	4,758,488
Selling, general and administrative	1,113,833	861,693
Depreciation and amortization	236,620	141,600
	6,171,397	5,761,781

OPERATING INCOME	1,396,001	3,281,525

OTHER INCOME	8,898	1,206

INTEREST EXPENSE	(13,927)	(10,248)

TOTAL OTHER INCOME AND INTEREST EXPENSE	(5,029)	(9,042)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,390,972	3,272,483

PROVISION FOR INCOME TAXES	481,439	1,013,198

NET INCOME	$909,533	$2,259,285

BASIC EARNINGS PER COMMON SHARE (Note 2)	$.39	$.98

FULLY DILUTED EARNINGS PER COMMON SHARE (Note2)	$.37	$.95

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,323	2,315

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – FULLY DILUTED	2,440	2,382

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 28, 2019 and June 29, 2019

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 30, 2018	2,303,468	$23,035	$3,767,608	$13,281,573	$17,072,216

Stock option expense recognized for the quarter ended June 29, 2018	—	—	2,798	—	2,798

Exercise of 75000 options by surrendering 55000 Shares of common stock	20,000	200	(200)	—	0

Net income: Quarter ended June 29, 2018	—	—	—	2,259,285	2,259,285

Balances at June 29, 2018	2,323,468	$23,235	$3,770,206	$15,540,858	$19,334,299

			Capital in
			Excess of	Retained
	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances at March 29, 2019	2,323,468	$23,235	$3,802,672	$18,442,348	$22,268,255

Recognition of stock compensation	—	—	8,462	—	8,462

Net income for the quarter ended June 28, 2019	—	—	—	909,533	909,533

Balances at June 28, 2019	2,323,468	$23,235	$3,811,134	$19,351,881	$23,186,250

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended June 28, 2019 and June 29, 2018

	Three Months Ended
	June 28,	June 29,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$909,533	$2,259,285

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	236,620	141,600
Stock compensation expense	8,462	2,798
Increase in right of use asset leasehold	(254,249)	—
Increase in deferred lease liability	255,127	—
Changes in assets and liabilities:
Increase in accounts receivable	(1,367,760)	(1,441,902)
Increase in inventories	(22,798)	(708,302)
Increase in excess payments to commercial finance company	(705,623)	(1,438,213)
Increase decrease in prepaid expenses and other current assets	147,379	(180,915)
Increase in accounts payable	21,092	591,404
Increase in customer advance payments	176,455	—
Increase in other current liabilities	186,138	205,732
Increase in accrued corporate taxes	368,544	1,541,929

Total adjustments	(950,613)	(1,285,869)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(41,080)	973,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(260,238)	(57,433)

NET CASH (USED) BY INVESTING ACTIVITIES	$(260,238)	$(57,433)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Three Months Ended June 28, 2019 and June 29, 2018

	Three Months Ended
	June 28,	June 29,
	2019	2018

CASH FLOWS FROM FINANCING ACTIVITIES:
Activity from commercial financing company	$(334,306)	$—

NET CASH (USED) BY FINANCING ACTIVITIES	$(334,306)	—

INCREASE (DECREASE) IN CASH	(635,624)	915,983

CASH, beginning of period	7,080,126	1,407,413

CASH, end of period	$6,444,502	2,322,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the three months for:
Interest	$10,502	10,248

Income Taxes	$112,895	—

Amortization of Right of Use Asset	$47,708	—

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of June 28, 2019 and for the three months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 28, 2019 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 28, 2019, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 29, 2019 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 29, 2019 included in the Company’s Annual Report on Form 10-K as filed with the SEC and the attached Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our customers consist of OEM’s (Original Equipment Manufacturers), companies manufacturing medical equipment and distributors who resell our products to OEMs. We sell our products directly and through regional representatives and distributors located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union.

The customers we service are in the Government, Military, Aerospace, Space, Medical, Automotive, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic (inclusive of aerospace, space, oil & gas, medical & miscellaneous) and military markets were 49.9% and 50.1%, respectively, of the Company’s net sales for the year ended March 29, 2019. Our offering of “QPL” items has recently been expanded to include additional products.

In order to remain competitive, the Company has an internal program to upgrade, add and maintain machinery, review material costs and increase labor force productivity. During the fiscal year ended March 29, 2019, the Company purchased several machines to increase the productivity of certain processes. This will help the Company meet this goal.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Business New Product Development:

The Company created many new products that are innovative designs and employ new technologies. The Company continues to be successful because of its ability to assist its customers and create a new design, including engineering drawing packages, in a relatively short period of time. The Company will continue to support its customers to the best of its ability.

The standard printed circuit board connectors we produce are continually being expanded and utilized in many of the military programs being built today. We have recently received approval for additional products that the Company can offer under the Military Qualified Product Listing “QPL.”

Accounting Period:

The Company maintains an accounting period based upon a 52-53 week year, which ends on the nearest Friday in business days to March 31. The year ended March 29, 2019 was comprised of 52 weeks. The current fiscal year, ending on March 27, 2020, will be comprised of 52 weeks.

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

The Company’s disaggregated revenue, as of June 28, 2019 and June 29, 2018, respectively, by geographical location is as follows:

	Three Months Ended as of	Three Months ended as of
	June 28, 2019	June 29, 2018

Domestic	$6,182,564	$8,260,806
International	1,384,834	783,000
Total	$7,567,398	$9,043,806

The Company does not offer any discounts, credits or other sales incentives. Historically, the Company has not had an issue with uncollectible accounts receivable.

The Company will accept a return of defective products within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will either offer an allowance against payment or will reimburse the customer for the total cost of product.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Revenue Recognition: (continued)

The Company provides engineering services as part of the relationship with its customers in developing custom products. The Company is not obligated to provide such engineering service to its customers. The Company does not invoice its customers separately for these services.

Inventories:

Inventories are stated at an average cost on a first-in, first-out basis, which does not exceed net realizable value.

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

The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company, based upon historical experience, has determined that if a part has not been used and purchased or an item of finished goods has not been sold in three years, it is deemed to be obsolete. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience, is made to inventory in recognition of this impairment. The Company recognized $54,000 for the quarters ended June 28, 2019 and June 29, 2018, respectively, as a reduction of inventory due to obsolescence.

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Deposit Insurance Corporation (FDIC) will permanently insure all accounts maintained with each financial institution up to $250,000 in the aggregate. From time to time the Company does maintain cash balances in excess of insured limits.

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

Earnings Per Share:

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the Financial Statements of “basic” and “diluted” earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options for each year. As the Company reported net income for both the years ended June 28, 2019 and June 29, 2018, respectively, basic and diluted income per share are calculated separately as follows:

	Three months ended 6/28/2019	Three months ended 6/29/2018

NET INCOME	$909,533	$2,259,285

BASIC EARNINGS PER COMMON SHARE	$.39	$.98

FULLY DILUTED EARNINGS PER SHARE	$.37	$.95

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	2,323,468	2,314,897
DILUTIVE EFFECT OF OPTIONS GRANTED	116,210	67,539
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-FULLY DILUTED	2,439,678	2,382,436

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, “Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no long-lived asset impairments recognized by the Company for the three months ended June 28, 2019 and June 29, 2018, respectively, and currently all assets are being utilized.

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

Leases

ASC 2016-02 Leases (Topic 842) – In February 2016, the FASB issued ASC 2016-02, which requires lessees to recognize all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating leases or finance leases. The classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Accordingly, we have adopted ASC 2016-2 as of April 1, 2019.

On our balance sheet operating leases are reported as operating lease right-of-use (“ROU”) assets and deferred lease liabilities. ROU assets represent our right to use an underlying asset for the lease term and deferred lease liabilities represent its obligation to make lease payments over time arising from the lease. Operating lease ROU assets and deferred lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our contracted leases do not provide an implicit rate, we do use an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. This is the rate that we would have to pay if borrowing on a collateralized basis over a similar term to each lease. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company leases space for its corporate offices and its manufacturing facility located at 140 58th Street, Suite E, Brooklyn New York. The lease commenced on December 1, 2010 and expires on November 30, 2020. As of June 28, 2019, there remains 17 payments on this lease.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Leases (continued)

Presented below are the balances of ROU asset and the corresponding deferred lease liability and resultant amortization as of April 1, 2019 and June 28, 2019. The present value was calculated using an interest rate of six (6%) percent.

	ROU Asset	Deferred Lease Liability	Amortization
April 1, 2019	$301,957	$301,957	—
June 28, 2019	234,249	255,127	47,708

Future lease commitments to be paid by us as of June 28, 2019 were as follows:

	Payments
Fiscal year	Operating Leases	Interest	Total
2020(a)	$142,740	$387	$143,127
2021	128,480	(1,256)	127,224

Total lease commitments	$271,220	$(869)	$270,351

(a) Represents the remainder of fiscal year 2020 which excludes the three months ended June 29, 2019.

Note 3-	INVENTORIES:

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

Inventories were comprised of the following:

	June 28,	March 29,
	2019	2019

Raw materials	$7,067,310	$7,053,896
Work in progress	2,802,290	2,797,006
Finished goods	2,174,641	2,170,541
	$12,044,241	$12,021,443

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	June 28,	March 29,
	2019	2019

Prepaid insurance	$61,497	$106,801
Prepaid payroll liabilities	240,638	289,311
Other prepaid expenses	85,383	138,785
	$387,518	$534,897

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	June 28,	March 29,
	2019	2019

Computers	$502,723	$502,723
Leasehold improvements	963,156	934,648
Machinery and equipment	6,805,067	6,657,875
Tools and dyes	4,084,244	3,999,705
Furniture and fixture	179,072	179,072
Website development cost	9,785	9,785
	12,544,047	12,283,808
Less: accumulated depreciation and amortization	(9,959,821)	(9,723,201)
	$2,584,226	$2,560,607

Depreciation expense for the three months ended June 28, 2019 and June 29, 2018 was $236,620 and $141,600, respectively.

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

The Company entered into an accounts receivable financing agreement with a non-bank lending institution (“Financing Company”), whereby it can borrow up to 80 percent of its eligible receivables (as defined in the financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced rate with a minimum rate of 6% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days’ prior notice. Funds advanced by the Finance Company are secured by IEH’s accounts receivable and inventories.

As of June 28, 2019, the Company reported excess payments to its Finance Company of $705,623. These excess payments are reported in the accompanying condensed Financial Statements as of June 28, 2019 as “Excess payments to commercial finance company.” As of March 29, 2019, the Company had reported a liability to its commercial finance company of $334,306.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	June 28,	March 29,
	2019	2019

Payroll and vacation accruals	$865,971	$831,187
Sales commissions	93,527	80,553
Other current liabilities	204,060	65,680
	$1,163,558	$977,420

Note 8-	2011 EQUITY INCENTIVE PLAN:

Stock-based compensation expense:

The Company reported compensation expense of $2,798 during the quarter ended June 28, 2019 and $2,798 during the quarter ended June 29, 2018 resulting from stock options granted on August 15, 2016.

The Company also reported compensation expense of $5,664 during the quarter ended June 28, 2019 resulting from stock options granted on October 26, 2018.

Unrecognized stock-based compensation expense:

The Company expects to recognize $25,454 in stock option compensation expense for the fiscal year ended March 2020 and $16,992 for the fiscal year ended March 2021. In the fiscal quarter ended June 28, 2019, the Company recognized $8,462 in stock option compensation expense.

The following table shows the activity for the fiscal years ended March 29, 2019 and March 30, 2018 and through June 28, 2019

		Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at the Beginning of the Quarter	3/29/2019	185,000	$6.05	7.50	$2,008
Granted		—
Exercised		—
Forfeited or Expired		—
Outstanding at the End of the Quarter	6/28/2019	185,000	$6.07
Fully Vested		181,000	$5.87
Exercisable at the End of the Quarter June 28, 2019		181,000

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

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 9-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for non-union, management and administrative staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. The Company accrued a contribution provision of $81,000 for the three months ended June 28, 2019. For the three months ended June 29, 2018, the Company’s contribution was $109,500.

Note 10-	COMMITMENTS AND CONTINGENCIES:

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

Based upon such Plan’s information and data as of December 31, 2018 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), such Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2018 is fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $13,430 and $35,637 for the Quarter ended June 28, 2019 and June 29, 2018, respectively. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

Note 11 -	INCOME TAXES

The income tax provision for the fiscal quarters ended June 28, 2019 and June 29, 2018 reflect the effective tax rate of 34.6% and 31.0%, respectively. The Company’s effective tax rate for the quarter ended June 28, 2019 increased 3.6% on a comparable basis compared to the quarter ended June 29, 2018.

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 12-	REVENUE FROM MAJOR CUSTOMERS:

During the fiscal year ended March 29, 2019, two customers accounted for $7,451,032 constituting 26% of the Company’s net sales. One of those customers accounted for 14% of the Company’s net sales while the second customer accounted for 12% of the Company’s net sales. During the fiscal quarter ended June 28, 2019, two customers accounted for 29% of the Company’s net sales. One of those customers accounted for 16% of the Company’s net sales while the second customer accounted for 13% of the Company’s net sales.

Note 13-	SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through August 19, 2019, the date the financial statements were available to be issued. Based on this evaluation, except as set forth below, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

On July 29, 2019, the Company entered into an employment agreement with David Offerman, its Chief Executive Officer and President. The employment agreement with Mr. Offerman is effective as of July 29, 2019 and will expire on December 31, 2024. The following is a summary of the terms of the employment agreement with Mr. Offerman, which summary is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.1 to the Current Report on Form 8-K, dated July 29, 2019.

Mr. Offerman serves as the Chief Executive Officer and President of the Company and as a member of its board of directors. Under the employment agreement, Mr. Offerman will receive a base salary of $395,000 per annum and be eligible to receive an annual bonus of up to 100% of base salary for each fiscal year of employment based on performance targets and other key objectives established by the Compensation Committee of the board of directors (the “Committee”).

He will also be eligible to receive additional option grants to the Company’s 2011 Equity Incentive Plan as follows: 225,000 additional options to purchase 225,000 shares of the Company’s common stock at an exercise price of $20.00 per common share for the fiscal year ended March 29, 2019, provided that one-third (75,000 shares) shall vest immediately, 75,000 shares will vest on July 29, 2020, and 75,000 shares will vest on July 29, 2021.

During the term of the agreement, he shall also be eligible to receive equity or performance awards pursuant to any long-term incentive compensation plan adopted by the Committee or the board of directors.

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

Critical Accounting Policies

As discussed in our Form 10-k for the fiscal year ended March 29, 2019, the discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; share-based compensation and income taxes (including uncertain tax positions). As discussed in Note 1 the Company adopted Topic 842, “Leases” effective April 1, 2019. There have been no other significant changes to the Company’s accounting policies subsequent to March 29, 2019.

Leases

ASC 2016-02 Leases (Topic 842) – In February 2016, the FASB issued ASC 2016-02, which requires lessees to recognize all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating lease or finance leases. The classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Accordingly, we have adopted ASC 2016-2 as of April 1, 2019.

On our balance sheet operating leases are reported in operating lease right-of-use (“ROU”) assets and deferred lease liabilities.

ROU assets represent our right to use an underlying asset for the lease term and deferred lease liabilities represent its obligation to make lease payments over time arising from the lease. Operating lease ROU assets and deferred lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our contracted leases do not provide an implicit rate, we do use an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Leases (continued)

The Company leases space for its corporate offices and its manufacturing facility located at 140 58th Street, Suite E, Brooklyn, New York. The lease term commenced on December 1, 2010 and expires on November 30, 2020.

Presented below are the balances of ROU asset and the corresponding deferred lease liability and resultant amortization as of April 1, 2019 and June 28, 2019. The present value was calculated using an interest rate of six (6%) percent.

	ROU Asset	Deferred Lease Liability	Amortization
April 1, 2019	301,957	301,957	$—
June 28, 2019	514,249	255,127	47,708

Future lease commitments to be paid by us as of June 28, 2019 were as follows:

	Payments
Fiscal year	Operating Leases	Interest	Total
2020(a)	$142,740	$387	$143,127
2021	128,480	(1,256)	127,224

Total lease commitments	$271,220	$(869)	$270,351

(a) Represents the remainder of fiscal year 2020 which excludes the three months ended June 29, 2019.

Provision for Income Taxes

The income tax provision for the quarters ended June 28, 2019 and June 29, 2018 reflect effective tax rates of 34.6% and 31.0%, respectively. The Company’s effective tax rate for the quarter ended June 28, 2019 increased 3.6% on a comparable basis compared to the quarter ended June 29, 2018.

Results of Operation

Comparative Analysis-Three Months Ended June 28, 2019 and June 29, 2018 (continued)

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	June 28,		June 29,
	2019		2018
Operating Revenues (in thousands)	$7,567		$9,043

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	63.71%		52.62%
Selling, General and Administrative	14.71%		9.55%
Interest Expense	0.18%		0.11%
Depreciation and amortization	3.13%		1.57%

TOTAL COSTS AND EXPENSES	81.55%		63.72%

Operating Income	18.45%		36.26%

Other Income	0.12%		0.01%

Income before Interest Expense and Income Taxes	18.57%		36.27%

Interest Expense	0.18%		0.11%

Income before Income Taxes	18.39%		36.16%

Income Taxes	(6.36%	)	(11.20%	)

Net Income	12.03%		24.96%

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 28, 2019 and June 29, 2018 (continued)

Results of Operations (continued)

Operating revenues for the three months ended June 28, 2019 amounted to $7,567,398 reflecting a 16.32% decrease versus $9,043,306 for the three months ended June 29, 2018. The decrease in revenues of $1,475,908 can be attributed to the completion of a large customer contract which was fulfilled by the end of the first fiscal quarter last year. Our reasonable expectation at this time is that this customer’s business will not be repetitive and accordingly there can be no assurance that the operating revenues in any future fiscal quarters will equal or exceed the results of the first fiscal quarter ended June 29, 2018.

Cost of products sold were $4,820,944 for the three months ended June 28, 2019 or 63.71% of operating revenues. This reflected an increase of $62,456 or 1.31% in the cost of products sold from $4,758,488 or 52.62% of operating revenues for the three months ended June 29, 2018. The increase in cost of products sold can be attributed to increased production costs necessary to support production.

Selling, general and administrative expenses were $1,113,165 or 14.71% of operating revenues for the three months ended

June 28, 2019 compared to $861,693 or 9.53% of operating revenues. This comparative increase of $251,472 can be attributed mostly to an increase in travel and commissions.

Interest expense was $13,927 for the three months ended June 28, 2019 or 0.18% of operating revenues. For the three months ended June 29, 2018, interest expense was $10,248 or 0.11% of operating revenues. The increase can be attributed to an increase in borrowing from our commercial financial company during the current three-month period.

Depreciation and amortization of $236,620 or 3.13% of operating revenues was reported for the three months ended June 28, 2019 as compared to $141,600 or 1.56% of operating revenues for the three months ended June 29, 2018.

The Company reported net income of $909,533 for the three months ended June 28, 2019 as compared to net income of $2,259,285 as restated for the three months ended June 29, 2018. The decrease in net income for the current three-month period can be attributed primarily to the decrease in operating revenues for the current three-month period.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparative Analysis-Three Months Ended June 28, 2019 and June 29, 2018 (continued)

Results of Operations (continued)

Liquidity and Capital Resources

The Company reported working capital of $20,357,493 as of June 28, 2019, compared to a working capital of $19,653,159 as of March 29, 2019 as restated. The increase in working capital of $704,334 was attributable to the following items:

Net income	$909,533
Depreciation and amortization	236,620
Capital expenditures	(260,238)
Recognition of stock compensation expense	8,462
Deferred liability	(190,920)
Other	877
$704,334

As a result of the above, the current ratio (current assets to current liabilities) was 5.60 to 1 at June 28, 2019 as compared to 6.15 to 1 at March 29, 2019 as restated. Current liabilities at June 28, 2019 were $4,425,241 compared to $3,816,397 at March 29, 2019.

For the three months ended June 28, 2019, the Company reported $260,238 in capital expenditures and depreciation and amortization of $236,620.

The net income of $909,533 for the three months ended June 28, 2019 resulted in an increase in total shareholders’ equity to $23,186,250.

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

As of June 28, 2019, the Company had reported excess payments to its Finance Company of $705,623. These excess payments are reported in the accompanying financial statements as of June 28, 2019 as “Excess payments to commercial finance company.” As of March 29, 2019, the Company had reported a liability to its Financing Company of $334,306.

In the past two fiscal years, management has been reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. The Company has not had an issue with uncollectable accounts receivables. As a consequence of this new policy the Company’s experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all accounts receivable on a monthly basis.

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits. Based upon such Plan’s information and data as of December 31, 2018 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), such Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2018 is fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $13,430 and $35,637 for the quarter ended June 28, 2019 and June 29, 2018, respectively.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for non-union, management and administrative staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. The Company accrued a contribution provision of $81,000 for the three months ended June 28, 2019. For the three months ended June 29, 2018, the Company’s contribution was $100,500.

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

As of June 28, 2019, our unrestricted cash per the Company’s books was $6,444,502 of which $4,766,180 was in an interest-bearing money market account with and the balance of $1,678,322 was maintained in non-interest-bearing checking accounts used to pay operating expenses. As of March 29, 2019, our unrestricted cash was $7,080,126 of which $4,757,283 was maintained in an interest-bearing money market account and the balance of $2,322,843 was maintained in non-interest-bearing checking accounts to pay operating expenses.

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

Following the filing of the Company’s Annual Report on Form 10-K, the Company filed Amendment No. 1 to Form 10-K to report properly stock-based compensation and fully diluted earnings per share for the year ended March 29, 2019.

Management immediately thereafter undertook steps to correct these past deficiencies in its system of internal controls over financial reporting and implemented procedures to closely monitor its system of internal controls in the future. Specifically, management implemented protocols to report properly in all future quarterly and annual reports stock-based compensation and fully diluted earnings per share. The Company started properly reporting stock-based compensation in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2018 and in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2018 properly reported stock-based compensation and fully diluted earnings per share. Thereafter, the Company properly reported stock-based compensation in the Quarterly Reports on Form 10-Q for the fiscal quarters ended September 28, 2018 and December 28, 2018.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 28, 2019. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As stated above, based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal controls over financial reporting, as amended, are effective as of March 29, 2019 and June 28, 2019.

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

We have generated net income of $5,160,776, $2,565,559, and $1,473,976, respectively, for the fiscal years ended March 29, 2019, March 30, 2018 and March 31, 2017 and $909,533 for the three months ended June 28, 2019. The results of this three month period ending June 28, 2019 reflect the completion of a large customer contract which was fulfilled by the end of the first fiscal quarter. Our reasonable expectation at this time is that this customer’s business will not be repetitive and accordingly there can be no assurance that the operating revenues in future fiscal quarters will equal or exceed the results of the first fiscal quarter. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a non-bank lending institution whereby we can borrow up to 80 percent of our eligible receivables at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 6% per annum. No assurances can be given that this financing agreement will continue into the future. If we are unable to continue with this agreement, our cash flow might adversely be affected.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 29, 2019 traded as low as $6.12 per share and as high as $8.89 per share. During the three-month period ended

June 28, 2019, our common stock traded in the range of $16.05 per share to $19.50 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

*Submitted electronically herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the three months ended June 28, 2019 and June 29, 2018; (ii) Balance Sheets as of June 28, 2019 and March 29, 2019; (iii) Statement of Cash Flows for the three months ended June 28, 2019 and June 29, 2018; and (iv) Notes to Financial Statements for the three months ended June 28, 2019.

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

IEH CORPORATION
(Registrant)

August 19, 2019	/s/ David Offerman
David Offerman
President and Chief Executive Officer (Principal Executive Officer)

August 19, 2019	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)