Form 10-Q
period 2019-09-27
IEH Corp
filed 2019-11-19
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒

2,331,751 shares of Common Shares, par value $.01 per share, were issued and outstanding as of November 19, 2019.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of September 27, 2019 and March 29, 2019

	September 27,	March 29,
	2019	2019
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$6,563,424	$7,080,126
Accounts receivable	5,515,887	3,833,090
Inventories (Note 3)	13,091,697	12,021,443
Excess payments to commercial finance company (Note 6)	608,666	—
Prepaid expenses and other current assets (Note 4)	551,032	534,897

Total Current Assets	26,330,706	23,469,556

PROPERTY, PLANT AND EQUIPMENT (Note 5)	2,433,956	2,560,607
	2,433,956	2,560,607

OTHER ASSETS:
Right of use Asset-Leasehold (Note 2)	206,541	—
Other assets	54,489	54,489
Total Other Assets	261,030	54,489

Total Assets	$29,025,692	$26,084,652

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

BALANCE SHEETS (Continued)

As of September 27, 2019 and March 29, 2019

	September 27,	March 29,
	2019	2019
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$119,691	$480,012
Due to commercial finance company (Note 6)	—	334,306
Customer advance payments	222,541	348,230
Accrued corporate income taxes	2,747,407	1,676,428
Deferred Lease Liability - Net of Long Term (Note 2)	177,664	—
Other current liabilities (Note 7)	1,171,749	977,420
Total Current Liabilities	4,439,052	3,816,396

LONG TERM LIABILITIES
Deferred Lease Liability-Long Term (Note 2)	33,047	—
Total Long-Term Liabilities	33,047	—

Total Liabilities	4,472,099	3,816,396

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,331,751 shares issued and outstanding at September 27, 2019 and 2,323,468 shares issued and outstanding at March 29, 2019	23,318	23,235
Capital in excess of par value	3,849,715	3,802,672
Retained earnings	20,680,560	18,442,349

Total Shareholders’ Equity	24,553,593	22,268,256

Total Liabilities and Shareholders’ Equity	$29,025,692	$26,084,652

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Six Months Ended September 27, 2019 and September 28, 2018

	Three Months Ended		Six Months Ended
	Sept. 27, 2019	Sept. 28, 2018	Sept. 27, 2019	Sept. 28, 2018

REVENUE, net sales	$7,551,384	$6,597,876	$15,118,782	$15,641,182

COSTS AND EXPENSES

Cost of products sold	4,052,488	4,041,230	8,874,100	8,626,465
Selling, general and administrative	1,232,611	1,042,532	2,345,776	2,077,479
Depreciation	223,333	84,000	459,953	225,600
	5,508,432	5,167,762	11,679,829	10,929,544

OPERATING INCOME	2,042,952	1,430,114	3,438,953	4,711,638

Other income	7,976	1,955	16,874	3,162

Interest expense	(19,816)	(5,304)	(33,743)	(15,552)

NET OTHER EXPENSE	(11,840)	(3,349)	(16,869)	(12,390)

INCOME BEFORE INCOME TAXES	2,031,112	1,426,765	3,422,084	4,699,248

PROVISION FOR INCOME TAXES	702,434	480,461	1,183,873	1,493,659

NET INCOME	$1,328,678	$946,304	$2,238,211	$3,205,589

BASIC EARNINGS PER SHARE (Note 2)	$.57	$.41	$.96	$1.38

FULLY DILUTED EARNINGS PER SHARE	$.54	$.39	$.92	$1.34

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,328	2,323	2,326	2,319

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – FULLY DILUTED (in thousands)	2,446	2,411	2,443	2,397

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended September 27, 2019 and September 28, 2018

			Capital in
			Excess of	Retained
Three Months Ended September 28, 2018	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances at June 29, 2018	2,323,468	$23,235	$3,770,206	$15,540,858	$19,334,299

Recognition of stock compensation	—	—	2,798	—	2,798

Net income for the quarter ended September 28, 2018	—	—	—	946,304	946,304

Balances at September 28, 2018	2,323,468	$23,235	$3,773,004	$16,487,162	$20,283,401

			Capital in
			Excess of	Retained
Three Months Ended September 27, 2019	Common Stocks		Par Value	Earnings	Total
	Shares	Amount

Balances at June 28, 2019	2,323,468	$23,235	$3,811,134	$19,351,882	$23,186,251

Recognition of stock compensation	—	—	5,664	—	5,664

Exercise of stock option	8,283	83	32,917	—	33,000

Net income for the quarter ended September 27, 2019	—	—	—	1,328,678	1,328,678

Balances at September 27, 2019	2,331,751	$23,318	$3,849,715	$20,680,560	$24,553,593

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

For the Three and Six Months Ended September 27, 2019 and September 28, 2018

			Capital in
			Excess of	Retained
Six Months Ended September 28, 2018	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances, March 30, 2018	2,303,468	$23,035	$3,767,608	$13,281,573	$17,072,216

Stock option expense recognized for the quarter ended September 28, 2018	—	—	5,596	—	5,596

Exercise of 75,000 options by surrendering 55,000 Shares of common stock	20,000	200	(200)	—	0

Net income: six months ended September 28, 2018	—	—	—	3,205,589	3,205,589

Balances at September 28, 2018	2,323,468	$23,235	$3,773,004	$16,487,162	$20,283,401

			Capital in
			Excess of	Retained
Six Months Ended September 27, 2019	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances at March 29, 2019	2,323,468	$23,235	$3,802,672	$18,442,349	$22,268,256

Recognition of stock compensation	—	—	14,126	—	14,126

Exercise of stock options (Note 8)	8,283	83	32,917	—	33,000

Net income for the quarter ended September 27, 2019	—	—	—	2,238,211	2,238,211

Balances at September 27, 2019	2,331,751	$23,318	$3,849,715	$20,680,560	$24,553,593

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended September 27, 2019 and September 28, 2018

	Six Months Ended
	September 27,	September 28,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,238,211	$3,205,589

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	459,953	225,600
Stock compensation expense	14,126	5,596
Increase in right of use asset leasehold	(206,541)	—
Increase in deferred lease liability	210,711	—

Changes in assets and liabilities:

Increase in accounts receivable	(1,682,797)	22,250
Increase in inventories	(1,070,254)	(826,202)
Increase in excess payments to commercial finance company	(608,666)	(293,970)
Increase decrease in prepaid expenses and other current assets	(16,135)	192,961
Decrease in accounts payable	(360,321)	(421,111)
Decrease in customer advance payments	(125,689)	—
Increase in other current liabilities	194,329	66,918
Increase in accrued corporate taxes	1,070,979	828,498

Total adjustments	(2,120,305)	(199,460)

NET CASH PROVIDED BY OPERATING ACTIVITIES	117,906	3,006,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(333,302)	(325,894)

NET CASH USED BY INVESTING ACTIVITIES	$(333,302)	$(325,894)

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Six Months Ended September 27, 2019 and September 28, 2018

	Six Months Ended
	September 27,	September 28,
	2019	2018

CASH FLOWS FROM FINANCING ACTIVITIES:
Activity from commercial financing company	$(334,306)	$—
Exercise of Options for cash	33,000	—

NET CASH USED BY FINANCING ACTIVITIES	$(301,306)	—

(DECREASE) INCREASE IN CASH	(516,702)	2,680,235

CASH, beginning of period	7,080,126	1,407,013

CASH, end of period	$6,563,424	4,087,248

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the six months for:
Interest	$31,329	14,052

Income Taxes	$112,895	504,662

The accompanying notes should be read in conjunction with the financial statements.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	INTERIM RESULTS AND BASIS OF PRESENTATION:

The accompanying unaudited financial statements as of September 27, 2019 and for the three and six months then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 27, 2019 and the results of operations and cash flows for the three and six months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended September 27, 2019, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 29, 2019 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 29, 2019 included in the Company’s Annual Report on Form 10-K as filed with the SEC on July 12, 2019 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The customers we service are in the Military, Aerospace, Space, Medical, Oil & Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing “QPL” to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic (inclusive of aerospace, space, oil & gas, medical & miscellaneous) and military markets were 49.9% and 50.1%, respectively, of the Company’s net sales for the year ended March 29, 2019. Our offering of “QPL” items has recently been expanded to include additional products.

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

The customers we service are in the Military, Aerospace, Space, Medical, Oil and Gas, Industrial, Test Equipment and Commercial Electronics markets.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Revenue Recognition: (continued)

The Company’s disaggregated revenue, as of September 27, 2019 and September 28, 2018, respectively, by geographical location is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018

Domestic	$6,169,481	$6,004,067	$12,352,045	$14,233,476
International	1,381,903	593,809	2,766,737	$1,407,706
Total	$7,551,384	$6,597,876	$15,118,782	$15,641,182

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

The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company, based upon historical experience, has determined that if a part has not been used and purchased or an item of finished goods has not been sold in three years, it is deemed to be obsolete. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience, is made to inventory in recognition of this impairment. The Company recognized $108,000 for the six months ended September 27, 2019 and September 28, 2018, respectively, as a reduction of inventory due to obsolescence.

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Concentration of Credit Risk: (continued)

Under the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Deposit Insurance Corporation (FDIC) will permanently insure all accounts maintained with each financial institution up to $250,000 in the aggregate. The Company does maintain cash balances in excess of insured limits.

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

 Earnings Per Share:

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the Financial Statements of “basic” and “diluted” earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options for each year. As the Company reported net income for both the three months and six months ended September 27, 2019 and September 28, 2018, respectively, basic and diluted income per share are calculated separately as follows:

	Three months ended 9/27/2019	Three months ended 9/28/2018	Six months ended 9/27/2019	Six months ended 9/28/2018

NET INCOME	$1,328,678	$946,304	$2,238,211	$3,205,589

BASIC EARNINGS PER COMMON SHARE	$.57	$.41	$.96	$1.38

FULLY DILUTED EARNINGS PER SHARE	$.54	$.39	$.92	$1.34

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	2,328,423	2,323,468	2,325,959	2,319,206

DILUTIVE EFFECT OF OPTIONS GRANTED	118,462	88,134	117,343	77,893

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- FULLY DILUTED	2,446,885	2,411,602	2,443,302	2,397,099

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments approximate their fair value due to the relatively short maturity of these instruments.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. The Company utilizes estimates with respect to determining the useful lives of fixed assets as well as in the calculation of inventory obsolescence. Actual amounts could differ from those estimates.

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, “Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no long-lived asset impairments recognized by the Company for the six months ended September 27, 2019 and September 28, 2018, respectively, and currently all assets are being utilized.

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

Leases:

ASC 2016-02 Leases (Topic 842) – In February 2016, the FASB issued ASC 2016-02, which requires lessees to recognize all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating leases or finance leases. The classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Accordingly, we have adopted ASC 2016-2 as of March 30, 2019.

On our balance sheet operating leases are reported as operating lease right-of-use (“ROU”) assets and deferred lease liabilities. ROU assets represent our right to use an underlying asset for the lease term and deferred lease liabilities represent our obligation to make lease payments over time arising from the lease. Operating lease ROU assets and deferred lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our contracted leases do not provide an implicit rate, we do use an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. This is the rate that we would have to pay if borrowing on a collateralized basis over a similar term to each lease. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Leases: (continued)

The Company leases space for its corporate offices and its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn New York. The lease commenced on December 1, 2010 and expires on November 30, 2020. As of September 27, 2019, there remains 14 payments on this lease.

Presented below are the balances of ROU asset and the corresponding deferred lease liability and resultant amortization as of March 30, 2019 and September 27, 2019. The present value was calculated using an interest rate of six (6%) percent.

	ROU Asset	Deferred Lease Liability	Amortization
March 30, 2019	$301,957	$301,957	—
September 27, 2019	206,541	210,711	95,416

Future lease commitments to be paid by us as of September 27, 2019 were as follows:

	Payments
Fiscal year	Operating Leases	Interest	Total
2020(a)	$88,832	$4,828	$93,660
2021	121,879	3,001	124,880

Total lease commitments	$210,711	$7,829	$218,540

(a) Represents the remainder of fiscal year 2020 which excludes the six months ended September 27, 2019.

Note 3-	INVENTORIES:

Inventories were comprised of the following:

	September 27,	March 29,
	2019	2019

Raw materials	$7,681,895	$7,053,896
Work in progress	3,046,020	2,797,006
Finished goods	2,363,782	2,170,541
	$13,091,697	$12,021,443

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following:

	September 27,	March 29,
	2019	2019

Prepaid insurance	$69,491	$106,801
Prepaid payroll liabilities	430,214	289,311
Other prepaid expenses and Other Current Assets	51,327	138,785
	$551,032	$534,897

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following:

	September 27,	March 29,
	2019	2019

Computers	$512,420	$502,723
Leasehold improvements	969,253	934,648
Machinery and equipment	6,825,097	6,657,875
Tools and dyes	4,121,484	3,999,705
Furniture and fixture	179,071	179,072
Website development cost	9,785	9,785
	12,617,110	12,283,808
Less: accumulated depreciation and amortization	(10,183,154)	(9,723,201)
	$2,433,956	$2,560,607

Depreciation expense for the six months ended September 27, 2019 and September 28, 2018 was $459,953 and $225,600, respectively. Depreciation expense for the three months ended September 27, 2019 and September 28, 2018 was $223,333 and $84,000, respectively.

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Financing Company”), whereby it can borrow up to 80 percent of its eligible receivables (as defined in the financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced rate with a minimum rate of 6% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days’ prior notice. Funds advanced by the Finance Company are secured by IEH’s accounts receivable and inventories.

As of September 27, 2019, the Company reported excess payments to its Finance Company of $608,666. These excess payments are reported in the accompanying condensed Financial Statements as of September 27, 2019 as “Excess payments to commercial finance company.” As of March 29, 2019, the Company had reported a liability to its commercial finance company of $334,306.

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following:

	September 27,	March 29,
	2019	2019

Payroll and vacation accruals	$1,105,044	$831,187
Sales commissions	64,154	80,553
Other current liabilities	2,551	65,680
	$1,171,749	$977,420

Note 8-	2011 EQUITY INCENTIVE PLAN:

Stock-based compensation expense:

The Company reported compensation expense of $5,664 and $14,126 during the three and six months ended September 27, 2019 and $2,398 and $5,596 during the three and six months ended September 28, 2018.

Unrecognized stock-based compensation expense:

The Company expects to recognize $25,454 in stock option compensation expense for the entire fiscal year ended March 2020 and $16,992 for the entire fiscal year ended March 2021.

The following table shows the activity for the fiscal years ended March 29, 2019 and March 30, 2018 and through September 27, 2019:

		Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at the Beginning of the Quarter	3/29/2019	185,000	$6.05	7.75	$1,832
Granted		—
Exercised		—
Forfeited or Expired		—
Outstanding at the End of the Quarter	6/28/2019	185,000	$6.05
Fully Vested		181,000	$5.87	7.50	2,008
Exercisable at the End of the Quarter June 28, 2019		181,000

Outstanding at the Beginning of the Quarter	6/28/2019	185,000	$6.05
Granted		—
Exercised		(9,283)	6.00
Forfeited or Expired		—
Outstanding at the End of the Quarter	9/27/2019	175,717	$6.24	7.25	$2,418
Fully Vested		171,717	$5.95
Exercisable at the End of the Quarter September 27, 2019		171,717

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 8-	2011 EQUITY INCENTIVE PLAN: (continued)

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

During the quarter ended September 27, 2019, three individuals opted to exercise some of their options, consequently, the issued and outstanding number of shares increased by 8,283 shares (9,283 shares exercised less 1,000 issued and outstanding shares surrendered) to 2,331,751 shares.

Note 9-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for non-union, management and administrative staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. The Company accrued a contribution of $81,000 for each of the three months ended September 27, 2019 and September 28, 2018. The Company accrued a contribution provision of $162,000 for the six months ended September 27, 2019 and the six months ended September 28, 2018.

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

Based upon such Plan’s information and data as of December 31, 2018 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), such Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2018 is fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $13,329 and $24,837 for the three months ended September 29, 2019 and September 28, 2018, respectively and $26,759 and $37,042 for the six months ended September 27, 2019 and September 28, 2018, respectively. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

Note 11 -	INCOME TAXES

The income tax provision for three months ended September 27, 2019 and the three months ended September 28, 2018 reflect effective tax rates of 34.6% and 33.7% respectively. The Company’s effective tax rate for the six months ended September 27, 2019 and September 28, 2018 reflect effective tax rates of 34.6% and 31.8% respectively.

Note 12-	REVENUE FROM MAJOR CUSTOMERS:

During the three months ended September 29, 2019, two customers accounted for $2,247,968 constituting 30% of the Company’s net sales. One of those customers accounted for 16% of the Company’s net sales while the second customer accounted for 14% of the Company’s net sales. During the three months ended September 28, 2018 one customer accounted for $1,065,411 constituting 16% of the Company’s net sales. During the six months ended September 27, 2019, three customers accounted for $5,729,924 or 38% of the Company’s net sales. One of those customers accounted for 16% of the Company’s net sales while the second and third customers accounted for 12% and 10% of the Company’s net sales respectively.

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 12-	REVENUE FROM MAJOR CUSTOMERS: (continued)

During the six months ended September 28, 2018, three customers accounted for $6,096,486 or 39% of the Company’s net sales. One of the customers accounted for 15% of the Company’s net sales while the other two accounted for 12% each of the Company’s net sales, respectively.

Note 13-	SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through November 19, 2019, the date the financial statements were available to be issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

Critical Accounting Policies

As discussed in our Form 10-k for the fiscal year ended March 29, 2019, the discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; share-based compensation and income taxes (including uncertain tax positions). As discussed in Note 1 the Company adopted Topic 842, “Leases” effective March 30, 2019. There have been no other significant changes to the Company’s accounting policies subsequent to March 29, 2019.

Leases

ASC 2016-02 Leases (Topic 842) – In February 2016, the FASB issued ASC 2016-02, which requires lessees to recognize all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating lease or finance leases. The classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Accordingly, we have adopted ASC 2016-2 as of March 30, 2019.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Leases (continued)

The Company leases space for its corporate offices and its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York. The lease term commenced on December 1, 2010 and expires on November 30, 2020.

Provision for Income Taxes

The income tax provision for three months ended September 27, 2019 and the three months ended September 28, 2018 reflect effective tax rates of 34.6% and 33.7% respectively. The Company’s effective tax rate increased .9% on a comparable basis. The Company’s effective tax rate for the six months ended September 27, 2019 and September 28, 2018 reflect effective tax rates of 34.6% and 31.8% respectively, reflecting a comparative increase of 2.8%.

Results of Operation

Comparative Analysis-Six Months Ended September 27, 2019 and September 28, 2018

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	September 27,		September 28,
	2019		2018
Operating Revenues (in thousands)	$15,119		$15,641

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	58.70%		55.15%
Selling, General and Administrative	15.52%		13.28%
Interest Expense	.22%		0.10%
Depreciation and amortization	3.04%		1.44%

TOTAL COSTS AND EXPENSES	77.48%		69.97%

Operating Income	22.52%		30.03%

Other Income	.11%		0.02%

Income before Income Taxes	22.63%		30.05%

Income Taxes	(7.83%	)	(9.55%	)

Net Income	14.80%		20.50%

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Comparative Analysis-Six Months Ended September 27, 2019 and September 28, 2018 (continued)

Operating revenues for the six months ended September 27, 2019 amounted to $15,118,782 reflecting a 3.33% decrease versus $15,641,182 for the six months ended September 28, 2018. The decrease in revenues of $522,400 can be attributed to the completion of a large customer contract which was fulfilled by the end of the first fiscal quarter last year.

Cost of products sold were $8,874,100 for the six months ended September 27, 2019 or 58.70% of operating revenues. This reflected an increase of $247,635 or 2.87% in the cost of products sold from $8,626,465 or 55.15% of operating revenues for the six months ended September 28, 2018. The increase in cost of products sold can be attributed to increased production costs necessary to support production, primarily due to an increase payroll and related fringe costs.

Selling, general and administrative expenses were $2,345,776 or 15.52% of operating revenues for the six months ended

September 27, 2019 compared to $2,077,479 or 13.28% of operating revenues for the six months ended September 28, 2018. This comparative increase of $268,297 can be attributed primarily to an increase in general and administrative salaries of approximately $90,600, an increase in cyber security expense of approximately $25,700 and an increase in travel expenses of approximately $47,000.

Interest expense was $33,743 for the six months ended September 27, 2019 or 0.22% of operating revenues. For the six months ended September 28, 2018, interest expense was $15,552 or 0.10% of operating revenues. The increase can be attributed to an increase in interest rates during the current six-month period.

Depreciation and amortization of $459,953 or 3.04% of operating revenues was reported for the six months ended September 27, 2019 as compared to $225,600 or 1.44% of operating revenues for the six months ended September 28, 2018. The increase is due to newly acquired fixed assets being put into service during the current six-month period.

The Company reported net income of $2,238,211 for the six months ended September 27, 2019 as compared to net income of $3,205,589 as restated for the six months ended September 28, 2018. The decrease in net income for the current six-month period can be attributed primarily to the decrease in operating revenues for the current six-month period, related to the previously mentioned completed contract in the first quarter of the last fiscal year.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Comparative Analysis-Six Months Ended September 27, 2019 and September 28, 2018 (continued)

Comparative Analysis-Three Months Ended September 27, 2019 and September 28, 2018

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	September 27,		September 28,
	2019		2018

Operating Revenues (in thousands)	$7,551		$6,598

Operating Expenses:
(as a percentage of Operating Revenues)

Costs of Products Sold	53.67%		61.25%
Selling, General and Administrative	16.32%		15.80%
Interest Expense	.26%		0.08%
Depreciation and amortization	2.96%		1.27%

TOTAL COSTS AND EXPENSES	73.21%		78.40%

Operating Income	26.79%		21.60%

Other Income	.11%		0.03%

Income before Income Taxes	26.90%		21.63%

Income Taxes	(9.3%	)	(7.28%	)

Net Income	17.60%		14.35%

Operating revenues for the three months ended September 27, 2019 amounted to $7,551,384 reflecting an 14.45% increase versus $6,597,876 for the three months ended September 28, 2018. The increase in revenues of $953,508 can be attributed to increased marketing efforts and sales management support along with successful penetration into new markets and continued cultivation of our existing customer base.

Cost of products sold were $4,052,488 for the three months ended September 27, 2019 or 53.67% of operating revenues. This reflected an increase of $11,258 or 0.28% in the cost of products sold from $4,041,230 or 61.25% of operating revenues for the three months ended September 28, 2018. This increase can be attributed to an increase in payroll and related fringe costs along with decreases in insurance and travel.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Comparative Analysis-Three Months Ended September 27, 2019 and September 28, 2018 (continued)

Selling, general and administrative expenses were $1,232,611 or 16.32% of operating revenues for the three months ended September 27, 2019 compared to $1,042,532 or 15.80% of operating revenues for the three months ended September 28, 2018. This comparative increase of $190,079 can be attributed primarily to an increase in general and administrative salaries of approximately $63,500, an increase in cyber security expense of approximately $19,000 and director fees of $25,000.

Interest expense was $19,816 for the three months ended September 27, 2019 or 0.26% of operating revenues. For the three months ended September 28, 2018, interest expense was $5,304 or 0.08% of operating revenues. The increase can be attributed to an increase in interest rates during the current three-month period.

Depreciation and amortization of $223,333 or 2.96% of operating revenues was reported for the three months ended

September 27, 2019 as compared to $84,000 or 1.27% of operating revenues for the three months ended September 28, 2018. The increase is due to additional fixed assets put into service during the current quarter.

The Company reported net income of $1,328,678 for the three months ended September 27, 2019 as compared to net income of $946,304 for the three months ended September 28, 2018. The increase in net income for the current three-month period can be attributed primarily to the increase in operating revenues for the current period.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company reported working capital of $21,891,654 as of September 27, 2019, compared to a working capital of $19,653,160 as of March 29, 2019 as restated. The increase in working capital of $2,238,494 was attributable to the following items:

Net income	$2,238,211
Depreciation and amortization	459,953
Capital expenditures	(333,302)
Recognition of stock compensation expense	14,126
Deferred lease liability	(210,711)
Other	70,217
$2,238,494

As a result of the above, the current ratio (current assets to current liabilities) was 5.93 to 1 at September 27, 2019 as compared to 6.15 to 1 at March 29, 2019. Current liabilities at September 27, 2019 were $4,439,052 compared to $3,816,396 at March 29, 2019.

For the six months ended September 27, 2019, the Company reported $333,301 in capital expenditures and depreciation and amortization of $459,953.

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

As of September 27, 2019, the Company had reported excess payments to its Finance Company of $608,666. These excess payments are reported in the accompanying financial statements as of September 27, 2019 as “Excess payments to commercial finance company.” As of March 29, 2019, the Company had reported a liability to its Financing Company of $334,306.

Management has been consistently reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. The Company has not had an issue with uncollectable accounts receivables. As a consequence of this new policy the Company’s experience is that its customers have been remitting payments on a more consistent and timely basis. The Company reviews the collectability of all accounts receivable on a monthly basis.

The Company has the Multi-Employer Plan with the UAW. Contributions are made by the Company in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan, nor does it intend to do so in the future. Under the 1990 Act, liabilities would be based upon the Company’s proportional share of the Multi-Employer Plan’s unfunded vested benefits. Based upon such Plan’s information and data as of December 31, 2018 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), such Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2018 is fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $13,329 and $24,837 for the three months ended September 27, 2019 and September 28, 2018, respectively, and $26,759 and $37,048 for the six months ended September 27, 2019 and September 28, 2018, respectively.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for non-union, management and administrative staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. The Company accrued a contribution of $81,000 for each of the three months ended September 27, 2019 and September 28, 2018, respectively. The Company accrued a contribution provision of $162,000 for each of the six months ended September 27, 2019 and September 28, 2018, respectively.

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

As of September 27, 2019, we reported unrestricted cash of $6,563,424 of which $4,774,156 was in an interest-bearing money market account and the balance of $1,789,268 was maintained in non-interest-bearing checking accounts used to pay operating expenses. As of March 29, 2019, our unrestricted cash was $7,080,126 of which $4,757,283 was maintained in an interest-bearing money market account and the balance of $2,322,843 was maintained in non-interest-bearing checking accounts to pay operating expenses.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures throughout the period covered by this report were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2019. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As stated above, based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal controls over financial reporting, as amended, are effective as of September 27, 2019.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended September 27, 2019 that materially affected, or are reasonably likely to materially effect our internal controls over financial reporting.

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

We have generated net income of $5,160,776, $2,565,559, and $1,473,976, respectively, for the fiscal years ended March 29, 2019, March 30, 2018 and March 31, 2017 and $2,328,211 for the six months ended September 27, 2019. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

PART II: OTHER INFORMATION

Item 1a. Risk Factors (continued)

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 29, 2019 traded as low as $6.12 per share and as high as $8.89 per share. During the six-month period ended September 27, 2019, our common stock traded in the range of $16.05 per share to $23.00 per share. We cannot assure you that your initial investment in our common stock will not decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

IEH CORPORATION

PART II: OTHER INFORMATION

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1	Employment Agreement, dated as of July 29, 2019, between the Company and David Offerman (filed as Exhibit 10.1 to Current Report on Form 8-K, dated July 29, 2019).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)*

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Label Document*

*Submitted electronically herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the six months ended September 27, 2019 and September 28, 2018; (ii) Balance Sheets as of September 27, 2019 and March 29, 2019; (iii) Statement of Cash Flows for the six months ended September 27, 2019 and September 28, 2018; and (iv) Notes to Financial Statements for the six months ended September 27, 2019.

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

IEH CORPORATION
(Registrant)

November 19, 2019	/s/ David Offerman
David Offerman
President and Chief Executive Officer (Principal Executive Officer)

November 19, 2019	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)