Form 10-Q
period 2019-12-31
IEH Corp
filed 2020-02-14
CIK 50292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

2,360,251 shares of Common Shares, par value $.01 per share, were issued and outstanding as of February 14, 2020.

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

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

As of December 31, 2019 and March 29, 2019

	December 31,	March 29,
	2019	2019
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$8,191,969	$7,080,126
Accounts receivable	5,776,564	3,833,090
Inventories	14,108,916	12,021,443
Prepaid expenses and other current assets	271,540	534,897

Total Current Assets	28,348,989	23,469,556

PROPERTY, PLANT AND EQUIPMENT	2,331,705	2,560,607

OTHER ASSETS:
Right of use Asset-Leasehold	158,833	—
Other assets	54,489	54,489
Total Other Assets	213,322	54,489

Total Assets	$30,894,016	$26,084,652

The accompanying notes should be read in conjunction with these financial statements.

 IEH CORPORATION

BALANCE SHEETS (Continued)

As of December 31, 2019 and March 29, 2019

	December 31,	March 29,
	2019	2019
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$246,706	$480,012
Due to commercial finance company	381,871	334,306
Customer advance payments	—	348,230
Accrued corporate income taxes	1,844,650	1,676,428
Deferred lease liability - net of long term	165,395	—
Other current liabilities	2,025,287	977,420
Total Current Liabilities	4,663,909	3,816,396

Total Liabilities	4,663,909	3,816,396

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 2,360,251 shares issued and outstanding at December 31, 2019 and 2,323,468 shares issued and outstanding at March 29, 2019	23,603	23,235
Capital in excess of par value	5,165,588	3,802,672
Retained earnings	21,040,916	18,442,349

Total Shareholders’ Equity	26,230,107	22,268,256

Total Liabilities and Shareholders’ Equity	$30,894,016	$26,084,652

The accompanying notes should be read in conjunction with these financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

For the Three and Nine Months Ended December 31, 2019 and December 28, 2018

	Three Months Ended		Nine Months Ended
	December. 31, 2019	December. 28, 2018	December. 31, 2019	December. 28, 2018

REVENUE, net sales	$8,424,657	$5,977,835	$23,542,266	$21,619,017

COSTS AND EXPENSES

Cost of products sold	5,270,795	3,790,188	14,143,666	12,415,830
Selling, general and administrative	1,469,198	985,043	4,699,640	3,063,345
Depreciation	237,764	84,000	697,717	309,600
	6,977,757	4,859,231	19,541,023	15,788,775

OPERATING INCOME	1,446,900	1,118,604	4,001,243	5,830,242

Other income	6,025	5,417	22,899	8,579

Interest expense	(17,263)	(40,904)	(51,006)	(56,456)

OTHER INCOME AND (EXPENSE), NET	(11,238)	(35,487)	(28,107)	(47,877)

INCOME BEFORE INCOME TAXES	1,435,662	1,083,117	3,973,136	5,782,365

PROVISION FOR INCOME TAXES	587,550	294,237	1,374,511	1,787,896

NET INCOME	$848,112	$788,880	$2,598,625	$3,994,469

BASIC EARNINGS PER SHARE	$0.36	$0.34	$1.11	$1.72

FULLY DILUTED EARNINGS PER SHARE	$0.31	$0.33	$0.99	$1.66

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (in thousands)	2,349	2,323	2,334	2,321

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – FULLY DILUTED (in thousands)	2,769	2,427	2,616	2,407

The accompanying notes should be read in conjunction with these financial statements.

IEH CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended December 31, 2019 and December 28, 2018

			Capital in
			Excess of	Retained
For the Three Months Ended December 31, 2019	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances at September 27, 2019	2,331,751	$23,318	$4,734,382	$20,192,804	$24,950,504

Stock based compensation – Amortization of stock options	—	—	260,491	—	260,491

Exercise of stock option	28,500	285	170,715	—	171,000

Net income	—	—	—	848,112	848,112

Balances at December 31, 2019	2,360,251	$23,603	$5,165,588	$21,040,916	$26,230,107

			Capital in
			Excess of	Retained
For the Three Months Ended December 28, 2018	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances at September 28, 2018	2,323,468	$23,235	$3,773,004	$16,487,162	$20,283,401

Stock based compensation – Amortization of stock options	—	—	21,206	—	21,206

Net income	—	—	—	788,880	788,880

Balances at December 28, 2018	2,323,468	$23,235	$3,794,210	$17,276,042	$21,093,487

The accompanying notes should be read in conjunction with these financial statements.

IEH CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

For the Three and Nine Months Ended December 31, 2019 and December 28, 2018

			Capital in
			Excess of	Retained
For the Nine Months Ended December 31, 2019	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances at March 29, 2019	2,323,468	$23,235	$3,802,672	$18,442,348	$22,268,255

Stock based compensation – Amortization of stock options	—	—	1,159,284	—	1,159,284

Exercise of stock options	36,783	368	203,632	—	204,000

Net income	—	—	—	2,598,568	2,598,568

Balances at December 31, 2019	2,360,251	$23,603	$5,165,588	$21,040,916	$26,230,107

			Capital in
			Excess of	Retained
For the Nine Months Ended December 28, 2018	Common Stock		Par Value	Earnings	Total
	Shares	Amount

Balances at March 30, 2018	2,303,468	$23,035	$3,767,608	$13,281,573	$17,072,216

Stock based compensation – Amortization of stock options	—	—	26,802	—	26,802

Exercise of 75,000 options by surrendering 55,000 Shares of common stock	20,000	200	(200)	—	—

Net income	—	—	—	3,994,469	3,994,469

Balances at December 28, 2018	2,323,468	$23,235	$3,794,210	$17,276,042	$21,093,487

The accompanying notes should be read in conjunction with these financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended December 31, 2019 and December 28, 2018

	Nine Months Ended
	December 31,	December 28,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,598,625	$3,994,469

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	697,717	309,600
Stock based compensation expense	1,159,284	26,802

Changes in assets and liabilities:

Increase in accounts receivable	(1,943,474)	1,517,791
Increase in inventories	(2,087,473)	(677,892)
Increase in excess payments to commercial finance company	—	154,960
Decrease in prepaid expenses and other current assets	263,357	373,711
Increase in right of use asset leasehold	(158,833)	—
Increase in deferred lease liability	165,395	—
Decrease in accounts payable	(233,363)	(535,684)
Decrease in customer advance payments	(348,230)	—
Increase in other current liabilities	1,047,867	331,196
Increase in accrued corporate taxes	168,221	486,330

Total adjustments	(1,269,532)	1,986,814

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,329,093	5,981,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(468,815)	(528,088)

NET CASH USED BY INVESTING ACTIVITIES	$(468,815)	$(528,088)

The accompanying notes should be read in conjunction with these financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

For the Nine Months Ended December 31, 2019 and December 28, 2018

	Nine Months Ended
	December 31,	December 28,
	2019	2018

CASH FLOWS FROM FINANCING ACTIVITIES:
Activity from commercial financing company	$47,565	$228,757
Exercise of Options for cash	204,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	251,565	228,757

INCREASE IN CASH	1,111,843	5,681,952

CASH, beginning of period	7,080,126	1,407,013

CASH, end of period	$8,191,969	$7,088,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid for:
Interest	$48,592	$54,956

Income Taxes	$953,365	$694,040

The accompanying notes should be read in conjunction with these financial statements.

IEH CORPORATION

 NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1-	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Description of Business

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

Our customers consist of Original Equipment Manufacturers (“OEMs”), companies manufacturing medical equipment and distributors who resell our products to OEMs. We sell our products directly and through regional representatives and distributors located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union.

The customers we service are in the Military, Aerospace, Space, Medical, Oil & Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing (“QPL”) to MIL-DTL-55302 and supply customer requested modifications to this specification. Sales to the commercial electronic (inclusive of aerospace, space, oil & gas, medical & miscellaneous) and military markets were 49.9% and 50.1%, respectively, of the Company’s net sales for the year ended March 29, 2019. Our offering of QPL items has recently been expanded to include additional products.

The standard printed circuit board connectors we produce are continually being expanded and utilized in many of the military programs being built today. We have recently received approval for additional products that the Company can offer under the Military Qualified Product Listing.

The Company created many new products that are innovative designs and employ new technologies. The Company continues to be successful because of its ability to assist its customers and create a new design, including engineering drawing packages, in a relatively short period of time.

Basis of Presentation

The accompanying unaudited financial statements for the three and nine months ended December 31, 2019 have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of

December 31, 2019 and the results of operations and cash flows for the three and nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended December 31, 2019, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 29, 2019 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto of IEH Corporation for the fiscal year ended March 29, 2019 included in the Company’s Annual Report on Form 10-K as filed with the SEC on July 12, 2019.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Period:

On February 11, 2020, the Audit Committee of the Board of Directors of the Company adopted a resolution approving a change in the fiscal year end from a 52-53 week year ending on the last Friday of March to a calendar year ending on March 31. In addition, each applicable fiscal quarter, which previously ended on the last Friday of each of June, September, December and March would now, beginning with the third fiscal quarter ending on December 31, 2019, change to a calendar fiscal quarter ending on June 30, September 30, December and March 31, respectively. Accordingly, the Company’s current calendar year will end on March 31, 2020 and thereafter each March 31. The Company does not intend to adjust operating results for prior periods.

Correction of an Immaterial Misstatement in a Prior Period Financial Statement:

During the third quarter of 2019, the Company identified certain adjustments required to correct and disclose stock based compensation expense related to an option that was granted to its President and Chief Executive Officer on July 29, 2019. The Company had omitted the disclosure and expense related to this option. This omission resulted in an understatement of selling, general and administrative expense of $884,667 for the three and six months ended September 27, 2019, and overstatement of income tax expense by $396,911 for the three and six months ended September 27, 2019 and an overstatement of net income by $487,756 for the three and six months ended September 27, 2019.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements were corrected during the period ended December 31, 2019 in the accompanying balance sheet as of December 31, 2019 and statements of operations for the nine months ended December 31, 2019.

The effect of these revisions on the Company’s balance sheet as of September 27, 2019 is as follows:

	As previously reported at September 27, 2019	Adjustment – debit/(credit)	As revised at September 27, 2019

Accrued corporate income taxes	2,747,407	396,911	2,350,496
Capital in excess of par value	3,849,715	(884,667)	4,734,382
Retained Earnings	20,680,560	487,756	20,192,804

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Revenue Recognition:

In May 2014, the Financial Accounting Standards Board issued ASC 606 “Revenue from Contracts with Customers” that, as amended on August 12, 2015, became effective for annual report periods beginning after December 15, 2017.

The core principle underlying ASC 606, is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASC 606-10-05-4 sets out the following steps for an entity to follow when applying the core principle to its revenue generating transactions:

•	Identify the contract with a customer
•	Identify the performance obligations in the contract
•	Determine the transaction price
•	Allocate the transaction price to the performance obligations
•	Recognize revenue when (or as) each performance obligation is satisfied

 The Company’s disaggregated revenue, as of December 31, 2019 and December 28, 2018, respectively, by geographical location is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months ended
	December 31, 2019	December 28, 2018	December 31, 2019	December 28, 2018

Domestic	$6,908,219	$4,901,825	$19,304,658	$17,727,594
International	1,516,438	1,076,010	4,237,608	3,891,423
Total	$8,424,657	$5,977,835	$23,542,266	$21,619,017

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

 Earnings Per Share:

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the Financial Statements of “basic” and “diluted” earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options for each year. As the Company reported net income for both the three months and nine months ended December 31, 2019 and December 28, 2018, respectively, basic and diluted income per share are calculated separately as follows:

	Three months ended 12/31/2019	Three months ended 12/28/2018	Nine months ended 12/31/2019	Nine months ended 12/28/2018

NET INCOME	$848,112	$788,880	$2,598,625	$3,994,469

BASIC EARNINGS PER COMMON SHARE	$0.36	$0.34	$1.11	$1.72

FULLY DILUTED EARNINGS PER SHARE	$0.31	$0.33	$0.99	$1.66

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	2,348,718	2,323,468	2,333,573	2,320,632

DILUTIVE EFFECT OF OPTIONS GRANTED	420,448	103,825	282,481	86,568

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-FULLY DILUTED	2,769,166	2,427,293	2,616,054	2,407,200

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments approximate their fair value due to the relatively short maturity of these instruments.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. The Company utilizes estimates with respect to determining the useful lives of fixed assets, the fair value of stock based instruments as well as in the calculation of inventory obsolescence. Actual amounts could differ from those estimates.

Stock Based Compensation Plan:

Compensation expense for stock options granted to directors, officers and key employees is based on the fair value of the award on the measurement date, which is the date of the grant. The expense is generally recognized ratably over the vesting period of the award. The fair value of stock options is estimated using a Black-Scholes valuation model. The fair value of any other stock awards is generally the market price of the Company’s common stock on the date of the grant.

Leases:

ASC 2016-02 Leases (Topic 842) – In February 2016, the FASB issued ASC 2016-02, which requires lessees to recognize all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating leases or finance leases. The classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Accordingly, we have adopted ASC 2016-02 as of March 30, 2019.

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

The Company leases space for its corporate offices and its manufacturing facility located at 140 58th Street, Suite 8 E, Brooklyn, New York. The lease commenced on December 1, 2010 and expires on November 30, 2020.

Presented below are the balances of the ROU asset and the corresponding deferred lease liability and resultant amortization as of December 31, 2019 and March 30, 2019. The present value of the ROU was calculated using an interest rate of six (6%) percent.

	ROU Asset	Deferred Lease Liability	Amortization
December 31, 2019	$158,833	$165,395	$143,124
March 30, 2019	301,957	301,957	—

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Leases: (continued)

 Future lease commitments as of December 31, 2019 were as follows:

Fiscal year
2020 (3 months)	$48,180
2021	128,480

Total lease commitments	$176,660

Note 3-	INVENTORIES:

Inventories were comprised of the following as of:

	December 31,	March 29,
	2019	2019

Raw materials	$10,941,582	$7,053,896
Work in progress	2,739,934	2,797,006
Finished goods	427,400	2,170,541
	$14,108,916	$12,021,443

The Company recognized $162,000 for the nine months ended December 31, 2019 and December 28, 2018, respectively, as a reduction of inventory due to obsolescence. The Company recognized $54,000 for the three months ended December 31, 2019 and December 28, 2018, respectively, as a reduction of inventory due to obsolescence.

Note 4-	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets were comprised of the following as of:

	December 31,	March 29,
	2019	2019

Prepaid insurance	$32,587	$106,801
Prepaid payroll liabilities	232,605	289,311
Other prepaid expenses and Other Current Assets	6,348	138,785
	$271,540	$534,897

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 5-	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment were comprised of the following as of:

	December 31,	March 29,
	2019	2019

Computers	$536,409	$502,723
Leasehold improvements	988,024	934,648
Machinery and equipment	6,826,425	6,657,875
Tools and dyes	4,212,909	3,999,705
Furniture and fixture	179,071	179,072
Website development cost	9,785	9,785
	12,752,623	12,283,808
Less: accumulated depreciation and amortization	(10,420,918)	(9,723,201)
	$2,331,705	$2,560,607

Depreciation expense for the nine months ended December 31, 2019 and December 28, 2018 was $697,717 and $309,600, respectively. Depreciation expense for the three months ended December 31, 2019 and December 28, 2018 was $237,764 and $84,000, respectively.

Note 6-	ACCOUNTS RECEIVABLE FINANCING:

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Financing Company”), whereby it can borrow up to 80 percent of its eligible receivables (as defined in the financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced rate with a minimum rate of 6% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days’ prior notice. Funds advanced by the Financing Company are secured by IEH’s accounts receivable.

As of December 31, 2019, the Company reported a liability to its Financing Company of $381,871, and at March 29, 2019, the Company had reported a liability to its Financing Company of $334,306.

Note 7-	OTHER CURRENT LIABILITIES:

Other current liabilities were comprised of the following as of:

	December 31,	March 29,
	2019	2019

Payroll and vacation accruals	$775,492	$831,187
Due to Commercial Finance Company	1,173,359	—
Sales commissions	67,637	80,553
Other current liabilities	8,799	65,680
	$2,025,287	$977,420

 IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 8-	2011 EQUITY INCENTIVE PLAN:

The Company established a stock based compensation plan in 2011. As of December 31, 2019, the total authorized stock based instruments (including stock options) was 750,000 and 255,000 stock based instruments (including stock options) remain available for future issuance.

On July 29, 2019, the Board of Directors granted David Offerman, the Company’s President and Chief Executive Officer an option to purchase 225,000 shares of the Company’s common stock under the 2011 Equity Incentive Plan, in connection with his employment agreement dated as of July 29, 2019. (See Note 2 – Correction of an Immaterial Misstatement in a Prior Period Financial Statement). The option has an exercise price of $20.00 per share, expires ten years from the date of grant, and vests in three equal annual installments of 75,000 options each, with the first vesting installment occurring on the date of grant. The option had a fair value on the date of grant of $2,274,858.

The Company determined the fair value of the stock option grant based upon the assumptions as provided below:

For the Nine Months Ended December 31, 2019
Stock price	$ 20.00
Exercise price	$ 20.00
Dividend yield	0%
Expected volatility	55%
Risk-Free interest rate, per annum	1.69%
Expected life (in years)	5.50

The following table summarizes the option activity for the nine months ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 29, 2019	185,000	$6.05	$6.05	7.75	$1,832
Granted	10,000	13.00	13.00
Granted	225,000	20.00	20.00
Exercised	(37,783)	6.00	6.00
Outstanding at December 31, 2019	382,217	$14.50	$14.50	8.09	$3,250
Exercisable at December 31, 2019	230,217	$6.51	$6.51	8.09

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2019.

As of December 31, 2019 there was a total of $1,200,620 of unrecognized compensation expense related to unamortized stock options. This cost is expected to be recognized through 2021 over a weighted average period of 1.59 years.

The Company’s stock based compensation expense was $260,491 and $1,159,284 during the three and nine months ended December 31, 2019 and $21,206 and $26,802 during the three and nine months ended December 28, 2018.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 8-	2011 EQUITY INCENTIVE PLAN: (continued)

During the quarter ended September 27, 2019, three individuals opted to exercise some of their options, including 3,783 of such options exercised by the Company’s Chief Executive Officer by means of a cashless exercise using 1,000 previously issued shares of the Company’s common stock. During the quarter ended December 31, 2019, five individuals opted to exercise some of their options. Consequently, the issued and outstanding number of shares of the Company’s common stock increased by 28,500 shares to 2,360,251 shares. During the quarter ended December 31, 2019, 10,000 options were granted to a senior employee of the Company. For the nine months ended December 31, 2019, a total of 235,000 options were granted including 225,000 options granted to the Company’s Chief Executive Officer.

Note 9-	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (“Cash Bonus Plan”) for non-union, management and administrative staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. The Company accrued a contribution of $81,000 for each of the three months ended December 31, 2019 and December 28, 2018. The Company accrued a contribution provision of $243,000 for the nine months ended December 31, 2019 and the nine months ended December 28, 2018.

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

Based upon such Plan’s information and data as of December 31, 2018 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), such Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2018 is fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $9,497 and $13,105 for the three months ended December 31, 2019 and December 28, 2018, respectively, and $36,255 and $50,153 for the nine months ended December 31, 2019 and December 28, 2018, respectively. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

Note 11-	REVENUE FROM MAJOR CUSTOMERS:

During the three months ended December 31, 2019, two customers accounted for $2,548,988 constituting approximately 30% of the Company’s net sales. One of those customers accounted for approximately 17% of the Company’s net sales while the second customer accounted for approximately 13% of the Company’s net sales. During the three months ended December 28, 2018 one customer accounted for $1,002,255 constituting approximately 17% of the Company’s net sales. During the nine months ended December 31, 2019, three customers accounted for $9,189,430 or approximately 39% of the Company’s net sales. One of those customers accounted for approximately 15% of the Company’s net sales while the second and third customers accounted for approximately 13% and 11% of the Company’s net sales, respectively. During the nine months ended December 28, 2018, three customers accounted for $8,102,144 or approximately 38% of the Company’s net sales. One of the customers accounted for approximately 14% of the Company’s net sales while the second and third customers accounted for approximately 13% and 11% of the Company’s net sales, respectively.

IEH CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 11-	REVENUE FROM MAJOR CUSTOMERS: (continued)

As of December 31, 2019, two customers represented approximately 19% and 14%, respectively, of the Company’s account receivables. As of March 29, 2019, one customer represented approximately 24% of the Company’s account receivables. There was no concentration for purchases.

Note 12-	SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through February 14, 2020, the date the financial statements were available to be issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were available to be issued.

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

Desciption of Business

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

Our customers consist of Original Equipment Manufacturers (“OEMs”), companies manufacturing medical equipment and distributors who resell our products to OEMs. We sell our products directly and through regional representatives and distributors located in all regions of the United States, Canada, Israel, India, various Pacific Rim countries, South Korea and the European Union.

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

The accompanying unaudited financial statements for the three and nine months ended December 31, 2019 have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2019 and the results of operations and cash flows for the three and nine months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended December 31, 2019, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 29, 2019 has been derived from the audited financial statements at that date.

EH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements (continued)

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

Critical Accounting Policies

As discussed in our Form 10-K for the fiscal year ended March 29, 2019, the discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; stock based compensation and income taxes (including uncertain tax positions). Please see accounting principles as disclosed in footnote 2 the accompanying financial statements.

Provision for Income Taxes

The income tax provision for three months ended December 31, 2019 and December 28, 2018 reflect effective tax rates of 34.6%, respectively. The Company’s effective tax rate for the nine months ended December 31, 2019 and December 28, 2018 was 34.6%, respectively.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Comparative Analysis-Nine Months Ended December 31, 2019 and December 28, 2018

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	December 31,		December 28,
	2019		2018
Revenues (in thousands)	$23,542		$21,619

Operating Expenses:
(as a percentage of Revenues)

Costs of Products Sold	60.08%		57.43%
Selling, General and Administrative	19.96%		14.17%
Interest Expense	0.22%		0.26%
Depreciation and amortization	2.96%		1.43%

TOTAL COSTS AND EXPENSES	83.22%		73.29%

Operating Income	16.78%		26.71%

Other Income	0.10%		0.04%

Income before Income Taxes	16.88%		26.75%

Income Taxes	(5.84%	)	(8.27%	)

Net Income	11.04%		18.48%

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Comparative Analysis-Nine Months Ended December 31, 2019 and December 28, 2018 (continued)

Revenues for the nine months ended December 31, 2019 amounted to $23,542,266 reflecting a 8.90% increase versus $21,619,017 for the nine months ended December 28, 2018. The increase in revenues of $1,923,249 can be attributed to the completion of a large customer contract which was fulfilled by the end of the first fiscal quarter of this year.

Cost of products sold were $14,143,666 for the nine months ended December 31, 2019 or 60.08% of revenues. This reflected an increase of $1,727,836 or 13.90% in the cost of products sold from $12,415,830 or 57.43% of operating revenues for the nine months ended December 28, 2018. The increase in cost of products sold can be attributed to an increase in payroll and related fringe costs as a result of the Company hiring additional employees engaged in the manufacturing process.

Selling, general and administrative expenses were $4,699,640 or 19.96% of revenues for the nine months ended December 31, 2019 compared to $3,063,345 or 14.17% of revenues for the nine months ended December 28, 2018. This increase of $1,636,295 can be attributed primarily to an increase in general and administrative salaries.

Interest expense was $51,006 for the nine months ended December 31, 2019. For the months ended December 28, 2018, interest expense was $56,456 or 0.26% of revenues. The decrease can be attributed to a decrease in interest rates during the current nine-month period.

Depreciation and amortization of $697,717 or 2.96% of revenues was reported for the nine months ended December 31, 2019 as compared to $309,600 or 1.43% of operating revenues for the nine months ended December 28, 2018. The increase is due to newly acquired fixed assets of $468,814 being put into service during the current nine-month period.

The Company reported net income of $2,598,625 for the nine months ended December 31, 2019 as compared to net income of $3,994,469 for the nine months ended December 28, 2018. The decrease in net income for the current nine-month period can be attributed primarily to the decrease in operating revenues for the current nine month period, related to the previously mentioned completed contract in the first quarter of the last fiscal year.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Comparative Analysis-Three Months Ended December 31, 2019 and December 28, 2018

Results of Operations

The following table sets forth for the periods indicated, percentages for certain items reflected in the financial data as such items relate to the revenues of the Company:

Relationship to Total Revenues	December 31,		December 28,
	2019		2018

Revenues (in thousands)	$8,425		$5,978

Operating Expenses:
(as a percentage of Revenues)

Costs of Products Sold	62.56%		63.40%
Selling, General and Administrative	17.44%		16.48%
Interest Expense	0.20%		0.68%
Depreciation and amortization	2.82%		1.41%

TOTAL COSTS AND EXPENSES	83.02%		81.97%

Operating Income	16.97%		18.03%

Other Income	0.07%		0.09%

Income before Income Taxes	17.04%		18.12%

Income Taxes	(6.97%	)	(4.92%	)

Net Income	10.07%		13.20%

Revenues for the three months ended December 31, 2019 amounted to $8,424,657 reflecting a 40.93% increase versus $5,977,835 for the three months ended December 28, 2018. The increase in revenues of $2,446,822 can be attributed to increased marketing efforts and sales management support along with successful penetration into new markets and continued cultivation of our existing customer base.

Cost of products sold were $5,270,795 for the three months ended December 31, 2019 or 62.56% of revenues. This reflected an increase of $1,480,607 or 39.06% in the cost of products sold from $3,790,188 or 63.40% of revenues for the three months ended December 28, 2018. The increase in cost of products sold can be attributed to an increase in payroll and related fringe costs as a result of the Company hiring additional employees engaged in the manufacturing process.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Comparative Analysis-Three Months Ended December 31, 2019 and December 28, 2018 (continued)

Selling, general and administrative expenses were $1,469,198 or 17.44% of revenues for the three months ended December 31, 2019 compared to $985,043 or 16.48% of revenues for the three months ended December 28, 2018. This comparative increase of $484,155 can be attributed primarily to an increase in general and administrative salaries.

Interest expense was $17,263 for the three months ended December 31, 2019 or 0.20% of revenues. For the three months ended December 28, 2018, interest expense was $40,904 or 0.68% of revenues. The decrease can be attributed to a decrease in interest rates during the current three-month period.

Depreciation and amortization of $237,764 or 2.82% of revenues was reported for the three months ended December 31, 2019 as compared to $84,000 or 1.41% of revenues for the three months ended December 28, 2018. The increase is due to additional fixed assets put into service during the current quarter.

The Company reported net income of $848,112 for the three months ended December 31, 2019 as compared to net income of $788,880 for the three months ended December 28, 2018. The increase in net income for the current three-month period can be attributed primarily to the increase in operating revenues for the current period.

Liquidity and Capital Resources

The Company reported working capital of $23,685,080 as of December 31, 2019, compared to a working capital of $19,653,160 as of March 29, 2019. The improvement in working capital was principally attributed to an increase of $4,031,920 comprised of the following items:

Net Income	$2,598,625
Depreciation	697,717
Capital Expenditure	(468,815)
Recognition of Stock Based Compensation Expense	1,159,284
Other	45,109
Total	$4,031,920

For the nine months ended December 31, 2019, the Company utilize cash of $468,815 in capital expenditures for the acquisition of property plant and equipment.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Financing Company”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in the financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 6% per annum.

The financing agreement has an initial term of one year and will automatically renew for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days’ prior notice. Funds advanced by the Financing Company are secured by the Company’s accounts receivables.

As of December 31, 2019 and March 29, 2019, the Company had reported a liability to its Financing Company of $381,871 and $334,306, respectively.

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Management has been consistently reviewing its collection practices and policies for outstanding receivables and has revised its collection procedures to a more aggressive collection policy. The Company has not historically had an issue with uncollectable accounts receivables. As a consequence of this new policy the Company’s experience is that its customers have been remitting payments on a more consistent and timelier basis. The Company reviews the collectability of all accounts receivable on a monthly basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide this information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures throughout the period covered by this report were not effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding disclosure.

Management determined that a misstatement and lack of disclosure in the second quarter regarding the employment agreement and option grant to the Chief Executive Officer, represented a material weakness in the disclosure controls and procedures.

Mitigation of Material Weakness

Our Chief Executive Officer and Chief Financial Officer are currently evaluating the conditions which resulted in the misstatement in the Form 10-Q for the three and nine months ended September 27, 2019, and are developing and implementing a plan of remediation. As a first step in implementing such a plan, the Company engaged a SEC reporting consultant who assisted the Company with the accounting for such transactions and revisions to the Company’s disclosures. The Company’s management will continue to actively review, evaluate and implement changes where necessary to its internal controls and procedures, including controls to ensure that the information properly record transactions is adequately communicated on a timely basis.

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

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal controls over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal controls over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; and

IEH CORPORATION

PART I: FINANCIAL INFORMATION

Item 4. Controls and Procedures (continued)

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As stated above, with respect to the analysis and determination of the misstatement and lack of disclosure in the second quarter and based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal controls over financial reporting, as amended, were not effective as of December 31, 2019. In response to the conclusion stated above, management is developing and implementing a plan of remediation.

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

There were no changes, other than described above, in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have generated net income of $5,160,776, $2,598,625, and $1,473,976, respectively, for the fiscal years ended March 29, 2019, March 30, 2018 and March 31, 2017 and $2,328,211 for the nine months ended December 31, 2019. We have expended, and will continue to be required to expend, substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 29, 2019 traded as low as $7.30 per share and as high as $22.00 per share. During the nine-month period ended December 31, 2019, our common stock traded in the range of $16.05 per share to $24.97 per share. During the three-month period ended December 31, 2019, our common stock traded in the range of $19.56 per share to $24.97 per share. We cannot assure you that your initial investment in our common stock will not decline.

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

*Submitted electronically herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (Extensible Business Reporting Language): (i) Statement of Operations for the nine months ended December 31, 2019 and December 28, 2018; (ii) Balance Sheets as of December 31, 2019 and March 29, 2019; (iii) Statements of Cash Flows for the nine months ended December 31, 2019 and December 28, 2018; (iv) Statements of Changes in Stockholders’ Equity for the three and nine months ended December 31, 2019 and December 28, 2019; and (v) Notes to Financial Statements for the nine months ended December 31, 2019.

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

IEH CORPORATION
(Registrant)

February 14, 2020	/s/ David Offerman
David Offerman
President and Chief Executive Officer (Principal Executive Officer)

February 14, 2020	/s/ Robert Knoth
Robert Knoth
Chief Financial Officer (Principal Accounting Officer)