Form 10-K/A
period 2019-03-29
IEH Corp
filed 2020-03-20
CIK 50292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 29, 2019.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to _____.

Commission File Number   0-5278

IEH CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

New York	13-5549348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 58th, Suite 8E, Brooklyn, NY 11220

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code: (718) 492-4440

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

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

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K (Amendment No. 1) on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 29, 2019 (“Original Form 10-K”), which amends and restates the Original Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on July 12, 2019. The reasons for filing this Amendment No. 1 to Form 10-K on Form 10-K/A are (1) amending the Management’s Report on Internal Control over Financial Reporting to reference the date of 2013 to the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Item 9A. Controls and Procedures; (iii) amending, restating and inserting a new revised Report of Independent Registered Public Accounting Firm that coverage for the fiscal ended March 29, 2019 and March 30, 2018, and (iii) amending, restating and inserting the revised Consent of Manuel Reina, CPA, Registered Independent Accounting Firm to the date of the revised Report.

Except as described above, no other changes have been made to the Original Form 10-K, including, without limitation, no changes to the Company’s audited financial statements and accompanying notes for the fiscal year ended March 29, 2019, as set forth in Item 15 of the Original Form 10-K.

With this Amendment No. 1 on Form 10-K/A, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, respectively, including in Part IV, Item 15 and attached as Exhibits 31.1, 31.2 and 32.1 to the Amendment No. 1 on Form 10-K/A.

2

IEH CORPORATION

INDEX TO FORM 10-K/A

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

We do not believe that any of our financial instruments have significant risk associated with market sensitivity. For more information on these investments see Note 2 to our financial statements included in this Form 10-K/A.

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

See our audited Financial Statements for the fiscal year ended March 29, 2019 which follows Item 15 of this Annual Report on Form 10-K/A.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K/A. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures throughout the period covered by this report were effective. As described below, they determined that deficiencies that were previously identified with respect to prior periods were corrected. These deficiencies included how the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management to allow for timely decisions regarding disclosure. The deficiencies in our internal controls over financial reporting and disclosure controls related to the expertise of recording complex accounting issues with respect to stock-based compensation expense.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 29, 2019. In making this evaluation, management used the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As stated above, based on our evaluation under the 2013 framework in Internal Control—Integrated Framework, our management has concluded that our internal controls over financial reporting are effective as of March 29, 2019.

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Other than the employment terms for its executive officers as described elsewhere in this Form 10-K/A, and as described below, there have been no related transactions between the Company, officers, directors or shareholders holding in excess of 5% of its securities within the last three years. Messrs. Gottlieb, Chafetz Hugel and Rosenfeld and Ms. Marciano are deemed independent directors of the Company.

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

Exhibits filed with Form 10-K/A:

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
38

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IEH Corporation

Opinion on the Financial Statements

I have audited the accompanying balance sheet of IEH Corporation (the “Company”), as of March 29, 2019 and March 30, 2018 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and the related notes and schedules (collectively referred to as the “Financial Statements”). In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 29, 2019 and March 30, 2018, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

Dated:    March 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	March 20, 2020
David Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	March 20, 2020
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Controller and Principal Accounting Officer

/s/ Alan Gottlieb	March 20, 2020
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	March 20, 2020
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	March 20, 2020
Eric C. Hugel, Director

/s/ Sonia Marciano	March 20, 2020
Sonia Marciano, Director

/s/ Michael E. Rosenfeld	March 20, 2020
Michael E. Rosenfeld, Director
57