Form 10-K
period 2020-03-31
IEH Corp
filed 2020-10-08
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-5278

IEH Corporation

(Exact name of registrant as specified in its charter)

New York	13-5549348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
140 58th Street, Suite 8E, Brooklyn, NY	11220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 492-4440

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, $0.01 par value	IEHC	OTCQX Marketplace

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 27, 2019, based on a closing price of $20.00 was $22,918,540. As of October 6, 2020, the registrant had 2,370,251 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

i

IEH CORPORATION

Cautionary Statements Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Securities Act and the Exchange Act, respectively. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These risks and uncertainties include the outbreak of the novel coronavirus (“COVID-19”), including the measures to reduce its spread, and its effects on the economy and the business sectors for which we provide products and services; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to protect intellectual property; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statements. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control. The impact of COVID-19 may make our actual results uncertain, and cannot be predicted, and may precipitate or exacerbate other risks and uncertainties. For specific risks related to the COVID-19 pandemic refer to Item 1A – Risk Factors in this Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;

●	other risks, including those described in the “Risk Factors” section of this Annual Report.

IEH CORPORATION

PART I

Item 1.	Business:

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began in New York, New York in 1941, when Louis Offerman founded L. Offerman Tool & Die with his two sons, Bernard and Seymour.

In the late 1960’s, IEH bought a license to manufacture HYPERBOLOID sockets, and began making printed circuit board (“PCB”) connectors for the military and aerospace industries, in accordance with the MIL-DTL-55302 military specification.  We have been making these connectors and variations of them ever since, and today, we are one of the worldwide leaders in HYPERBOLOID connectors and contacts.

In use for nearly 50 years under the most demanding conditions, HYPERBOLOID technology has proven itself to be the leading design for integrity and reliability. On avionics platforms, military and commercial aerospace equipment, engine control systems, missiles and torpedoes, vehicular electronics, satellites and rocket launchers, medical devices, industrial and environmental controls, test equipment, pin grid array (“PGA”) sockets and countless other rugged applications, HYPERBOLOID has lived up to its promise of the highest reliability connector available.

At IEH, we design and manufacture HYPERBOLOID connectors that not only accommodate, but exceed military and aerospace specification standards. Years after inception, our HYPERBOLOID solutions time and again continue to prove their reliability and benefits. Our acclaimed engineers have long provided reliable and innovative HYPERBOLOID interconnect solutions for defense, commercial, aerospace and medical use.

We are a family managed business, as Louis’ great-grandson David is the President and Chief Executive Officer, and we believe that we still manufacture the highest quality products for the most demanding environments.  But most importantly, we are always looking ahead. We are committed to developing new technology that meets the demands of our fast-paced electronic landscape, and we are steadfast about always exceeding our customers’ expectations.

IEH serves customers in the United States and abroad, with a sales presence in over 40 countries.  Our customers include defense contractors, commercial aerospace equipment manufacturers, medical device manufacturers, oil and gas exploration firms, and commercial space launch companies. We sell both directly and through distribution.  We maintain a Military Specification QPL (Qualified Product Listing), and an ISO (International Standards Organization) 9001:2015 Certification.

For the fiscal year ending March 31, 2020, approximately 60% of our sales were for defense applications, 23% for commercial aerospace, and the remainder in commercial space launch, medical, oil and gas and industrial markets.

New Product Development:

IEH continues to expand the scope and range of its PCB connector offerings.  In recent years, we have also increased the breadth of our products by introducing high-speed connectors for data transmission, as well as hybrid power/signal connectors.  New product developments are primarily driven by customer demand.  IEH also continues to specialize in custom interconnects designed specifically for customer applications.  Our engineers work in conjunction with customer engineers to create, refine and manufacture connectors and interconnect solutions that meet their specific, demanding needs.  IEH engineers are renowned for their flexibility and creativity in solving customer interconnect challenges and providing innovative solutions.

Marketing and Sales:

The market for connectors and interconnect devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors and interconnects. For example, connectors include: printed wiring board, rectangular I/O, circular, planar (“IOC”) RF coaxial, IC socket and fiber optic. The Company has been servicing a niche in the market by manufacturing connectors containing HYPERBOLOID contact designs in the printed wiring board style of connectors.

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

The Company’s products are marketed to Original Equipment Manufacturers (“OEM”) directly and through authorized representatives and distributors serving primarily the Military, Aerospace, Medical, Space, Industrial, Test Equipment and Commercial Electronics markets. The Company is also involved in developing new connectors for specific uses, which result from changes in technology. The Company assists customers in the development and design of connectors for specific customer applications. This service is marketed to customers who require the development of connectors and interconnection devices specially designed to accommodate the customers’ own products.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. Approximately 93.4% and 90% of the Company’s net sales for the years ended March 31, 2020 and

March 29, 2019, respectively, were made directly to manufacturers of finished products with the balance of the Company’s products sold to distributors. Distributors often purchase connectors for customers who do not require large quantities of connectors over a short period of time but rather require small allotments of connectors over an extended period of time.

The Company currently employs 22 independent sales representatives to market its products in all regions in the United States as well as in Canada, the European Union (“EU”), Southeast Asia, Central Asia and the Middle East. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 75% of Company’s net sales for the fiscal year ended March 31, 2020 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 19.0% of net sales for the fiscal year ended March 31, 2020 and 18.3% of net sales for the fiscal year ended March 29, 2019.

We also market our products and capabilities through our website, www.iehcorp.com. Our newest product series HBH Hybrid Power/Signal HYPERBOLOID Connectors, has a configuration tool that allows users to build their own hybrid connector and download 3D models to incorporate into their modules. IEH has also established a presence on social media, and regularly promotes the company and products on Facebook, LinkedIn and Twitter.

Backlog of Orders/Capital Requirements:

The backlog of orders for the Company’s products amounted to approximately $21,552,000 at March 31, 2020 as compared to $18,407,000 at March 29, 2019. A portion of these orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling these orders.

Forward Looking Business Trends:

COVID-19 Impact:

We are exposed to and impacted by macroeconomic factors and U.S., state and local government policies. Current general economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions due to economic slowdowns and government restrictions on movement. We have adopted particular measures to protect our employees at our manufacturing operations in Brooklyn, New York, and we expect to execute on our contracts through carefully designed arrangements. We are unable to determine at the present time whether the Company will be materially impacted by the COVID-19 pandemic in the fiscal year ending March 31, 2021.

In the future, this pandemic may cause reduced demand for certain products we provide. Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees. We have endeavored to follow recommended actions of government and health authorities to protect our employees and were, and are, able to broadly maintain our operations. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we are able to continue our operations during the pandemic.

However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our operations (for example reduced purchase orders from our customers or customer-requested delays in filling existing purchase orders) that may not be fully mitigated.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-K.

Competition:

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

Some of the Company’s competitors may have greater financial resources than the Company and no assurances can be given that the Company will be able to compete effectively with these companies in the future.

Suppliers of Raw Materials and Component Parts:

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

Employees:

As of March 31, 2020, we employed approximately 229 people, two (2) of whom are executive officers; seven (7) are engaged in management activities; eight (8) provide general and administrative services; and approximately 212 are employed in manufacturing and testing activities. Most of the employees engaged in manufacturing and testing activities are covered a collective bargaining agreement with the United Auto Workers of America, Local 259 (the “Union”), which will expire on March 31, 2021. The Company believes that it has a good relationship with its employees and the Union.

Governmental Regulations:

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

Item 1A.	Risk Factors:

You should carefully consider the risks described above, together with all of following risk factors and the other information included in this report, in considering our business herein. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the matters or events described in the following risk factors materialize, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment due to any of these risks.

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. These factors, among others, could materially and adversely affect our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks we have identified in our reports are not the only risks facing us. For example, these risks now include the impacts from the novel coronavirus (“COVID-19”) outbreak on our business, financial condition and results of operations.

Risks Related to Our Business:

Our business results may vary from year to year depending upon the impact of large customer contracts.

The results for the fiscal year ended March 29, 2019 and the first quarter of the year ended March 31, 2020 reflected the effects of a large customer contract in the amount of $3,766,000. Our reasonable expectation at this time is that this customer’s business will not be repetitive. We have expended, and will continue to be required to expend substantial funds to pursue product development projects, enhance our marketing and sales efforts and to effectively maintain business operations. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period.

Our capital requirements are significant and we have historically partially funded our operations through the financing of our accounts receivable.

We have an existing accounts receivable financing agreement with a commercial finance company whereby we can borrow up to 80 percent of our eligible receivables at an interest rate of 2.5% above JP Morgan Chase’s publicly announced prime rate with a minimum rate of 6% per annum. No assurances can be given that this financing agreement will continue into the future. If we are unable to continue with this agreement, our cash flow might be adversely affected.

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

As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC and national and international accounting standards bodies, the frequency of accounting policy changes may accelerate. Possible future changes to accounting standards could adversely affect our reported results of operations.

Management determined that a misstatement and lack of disclosure in the second quarter regarding the employment agreement and option grant to the Chief Executive Officer, represented a material weakness in the disclosure controls and procedures. Such weakness may lead to additional risks and uncertainties, including stockholder or other actions, loss of investor confidence and negative impacts on our stock price.

During the third quarter of 2019, the Company identified certain adjustments required to correct and disclose stock based compensation expense related to an option that was granted to its President and Chief Executive Officer on July 29, 2019. The Company had omitted the disclosure and expense related to this option. This omission resulted in an understatement of selling, general and administrative expense of $884,667 for the three and six months ended September 27, 2019, and overstatement of income tax expense by $396,911 for the three and six months ended September 27, 2019 and an overstatement of net income by $487,756 for the three and six months ended September 27, 2019. The Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Accordingly, the misstatements were corrected during the period ended December 31, 2019 in the balance sheet as of December 31, 2019 and statements of operations for the nine months ended December 31, 2019.

In connection with this matter, our management identified material weaknesses in our internal control over financial reporting, as described in Item 9A, “Control and Procedures” of this Form 10-K. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Efforts to comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and related rules and regulations of the SEC; although, as an emerging growth company, we are exempt from the requirement to provide an auditor attestation to management’s assessment of its internal controls as required by Section 404(b) of the Sarbanes-Oxley Act. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur additional expenses in the near term that may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the applicable provisions of Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

Risks Related to Our Common Stock:

Our stock price is volatile and could decline; we have a very limited trading market.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 31, 2020 traded as low as $12.85 per share and as high as $23.95 per share. We cannot assure you that your investment in our common stock will not decline.

We have reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

We have a public float of less than $250 million and therefore qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for our investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive due to our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be volatile.

We do not anticipate paying any dividends in the foreseeable future.

The current expectation is that we will retain our future earnings to fund the development and growth of the Company’s business.

Risks Related to General Economic Conditions and Other Factors:

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond the Company’s control may adversely impact our business and operating results.

The Company’s operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. In recent years, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs. Changes to current policies by the U.S. or other governments could affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with other countries. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. Market volatility and currency exchange rate fluctuations could have a material adverse effect on our business, financial condition, results of operations or cash flows. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s trading relationships.

In addition to changes in U.S. trade policy, a number of other economic and geopolitical factors both in the United States and abroad could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, such as:

●	a global or regional economic slowdown in any of the Company’s market segments;

●	postponement of spending, in response to tighter credit, financial market volatility and other factors;

●	effects of significant changes in economic, monetary and fiscal policies in the United States and abroad including significant income tax changes, currency fluctuations and inflationary pressures;

●	rapid material escalation of the cost of regulatory compliance and litigation;

●	changes in government policies and regulations affecting the Company or its significant customers or suppliers;

●	employment regulations and local labor conditions, including increases in employment costs;

●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;

●	longer payment cycles; and

●	credit risks and other challenges in collecting accounts receivable.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 60% and 50% of the Company’s net revenues for the fiscal years ended March 31, 2020 and March 29, 2019, respectively, came from sales to the military market. The Company participates in a broad spectrum of defense programs. Accordingly, the Company’s sales are affected by changes in the defense budgets of the U.S. government. A significant decline in U.S. government defense expenditures could have an adverse effect on the Company’s business, financial condition and results of operations. U.S. government expenditures are also subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products.

We may be adversely affected by natural disasters, pandemics and other catastrophic events and by man-made problems such as terrorism that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our business operations are located in Brooklyn, New York. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of an office, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. As an example, the New York City area has been significantly impacted by the COVID-19 pandemic and, due to safety considerations for our employees and government restrictions, including stay-at-home orders, certain of our employees have been working from home and we do not know when all of our employees will be able to resume full use of our office facilities. Our suppliers’ facilities are located in multiple locations where there may be similar stay-at-home orders in place for the current crisis and where other natural disasters or similar events, such as tornadoes, fires, explosions or large-scale accidents or power outages, or IT threats, pandemic, acts of terrorism and other geo-political unrest, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the manufacture, or distribution of our products, our business, financial condition, operating results and prospects would suffer.

Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations.

Risks Related to COVID – 19:

Our results of operations could in the future be materially adversely impacted by global, macroeconomic events, such as coronavirus pandemic (COVID-19), and the response to contain it.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (the “WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. As COVID-19 continues to spread in the United States and around the world, we may experience disruptions that could severely impact our business.

The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our products; our ability to sell and provide our products, including as a result of travel restrictions and people working from home which has resulted in minor delays in our manufacturing and delivery of our products) and any closures of our and our customers’ offices and facilities. Customers may also slow down decision making, delay planned work or seek to terminate existing orders. Any of these events could materially adversely affect our business, financial condition, results of operations and the market price of our common stock.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the effect on our customers and customer demand for our products; and disruptions or restrictions on our employees’ ability to work and travel. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, and shareholders. The potential effects of COVID-19 could also heighten the other risks disclosed in many of our risk factors that are included in this Part I, Item 1A, Risk Factors, of the 2020 Form 10-K. Because the COVID-19 situation is unprecedented and continuously evolving, other potential impacts to our risk factors are uncertain.

Item 1B.	Unresolved Staff Comments:

None

Item 2.	Properties:

The Company’s lease term for its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York runs from December 1, 2010 through November 30, 2020. We believe that these facilities are adequate and well suited to satisfy our business requirements. The Company has been in negotiations with the landlord for the renewal of the lease at the Brooklyn facility and has no reason to believe that the lease would not be renewed on terms acceptable to the Company. The basic minimum annual rental remaining on this lease is $128,480 for the fiscal year ending March 31, 2021.

The Company leases approximately 20,400 square feet of space, of which it estimates 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations.

Item 3.	Legal Proceedings:

The Company is not a party to and is not aware of any pending or threatened legal proceedings which, in the opinion of the Company’s management, would result in any material adverse effect on its results of operations or its financial condition.

Item 4.	Mine Safety Disclosures:

Not applicable

IEH CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities:

Principal Market:

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

Prior to March 17, 2017, the common stock of the Company was traded in the Over-The-Counter Market Electronic Bulletin Board (OTCBB).

Market Information:

The range of high and low bid prices for the Company’s common stock, for the periods indicated as set forth below as quoted on the OTCQX for the fiscal year ended March 31, 2020 and March 29, 2019. Set forth below is a table indicating the high and low bid prices of the common stock during the periods indicated.

	High Bid	Low Bid
Fiscal Year ended March 31, 2020

1st Quarter	$19.50	$16.50
2nd Quarter	$23.00	$17.45
3rd Quarter	$23.95	$19.56
4th Quarter	$23.00	$12.85
Fiscal Year ended March 29, 2019

1st Quarter	$9.66	$7.30
2nd Quarter	$22.00	$10.25
3rd Quarter	$14.70	$11.50
4th Quarter	$17.94	$12.05

On October 6, 2020 (the last day prior to the filing of this report on which trading in the common stock occurred), the high bid for the common stock was $15.60 and the low bid was $15.60.

Holders:

The number of record holders of the Company’s common stock as of October 5, 2020 was approximately 260. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Dividends:

We have never declared or paid a regular, quarterly cash dividend on our Common Stock, and we do not expect to pay any regular, quarterly cash dividend on our Common Stock in the foreseeable future. Payment of future dividends, if any, on our Common Stock will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion.

Transfer Agent:

The transfer agent for our common stock is Computershare located in Canton, Massachusetts.

Item 6.	Selected Financial Data:

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Statements contained in this report, which are not historical facts, may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The words “anticipate,” “believe”, “estimate”, “expect,” “objective,” and think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company’s control.

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

Overview of Business:

All of our connectors utilize the HYPERBOLOID contact design, a rugged, high-reliability contact system ideally suited for high-stress environments. We believe we are the only independent producer of HYPERBOLOID printed circuit board connectors in the United States.

Our customers consist of OEMs (Original Equipment Manufacturers) and distributors who resell our products to OEMs. We sell our products directly and through 22 independent sales representatives and distributors located in all region of the United States, Canada, the European Union, Southeast Asia, Central Asia and the Middle East.

The customers we service are in the Military, Aerospace, Space, Medical, Oil and Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing (“QPL”) to MIL-DTL-55302 and supply customer requested modifications to this specification. For the fiscal year ending March 31, 2020, approximately 60% of our sales were for defense applications, 23% for commercial aerospace, and the remainder in commercial space launch, medical, oil and gas and industrial markets. For the fiscal year ending March 29, 2019, approximately 50% of our sales were for defense applications, 33% for commercial aerospace, and the remainder in commercial space launch, medical, oil and gas and industrial markets. Our offering of “QPL” items has recently been expanded to include additional products.

We are exposed to and impacted by macroeconomic factors and U.S., state and local government policies. Current general economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions due to economic slowdowns and government restrictions on movement. We believe, however, that our contract base is insulated from negative impacts due to the outbreak of COVID-19 as the products we provide to our customers are largely deemed essential by the customers we support resulting in a stable level of work. We have adopted particular measures to protect our employees at our manufacturing operations in Brooklyn, New York, and we expect to execute on our contracts through carefully designed arrangements.

Financial Overview:

Recent Developments:

PPP Loan and Note

On April 13, 2020, the Company entered into an unsecured note (the “PPP Note”) evidencing an unsecured loan (“PPP Loan”) in a principal amount of $2,103,885 pursuant to the Payment Protection Program (“PPP”) under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). The PPP Loan is administered by the U.S. Small Business Administration and the Company’s loan was made through JP Morgan Chase Bank. The PPP Loan bears interest at a fixed interest rate of one (1%) percent per year and matures in two (2) years after the issuance date. Payment of interest is deferred for the first six (6) months. Beginning on the seventh month following the date of the PPP Note (November 2020), the Company is required to make 18 payments of equal monthly installments of principal and interest with the final payment due in April 2022. The PPP Note provides for customary events of default including, among other things, cross-defaults on any other loan with JP Morgan Chase Bank. The PPP Loan may be accelerated upon the occurrence of an event of default. The PPP Note may be prepaid by the Company at any time with no prepayment penalties applied.

The proceeds of the PPP Loan may be used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments, mortgage interest payments, interest payments on other debt obligation that were incurred before February 15, 2020. The PPP Note contains events of defaults and other conditions customary for a note of this type.

The PPP Loan is guaranteed by the United States Small Business Administration (“SBA”). The Company may apply to JP Morgan Chase Bank for forgiveness of the PPP Loan, with the amounts which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations and covered utilities, which payments were incurred by the Company during the 24-week period beginning on April 13, 2020 and calculated in accordance with the CARES Act.

Under the terms of the CARES Act, the PPP Loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP with such forgiveness to be determined subject to limitations based on the use of loan proceeds for payment of payroll costs and any payments of mortgage, interest, rent and utilities. The terms of any forgiveness may be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the PPP Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part.

Appointment of New Chief Financial Officer and Treasurer

On August 27, 2020, the Company filed a Form 8-K announcing that William H. Craig will become the new Chief Financial Officer and Treasurer of the Company. Mr. Craig will replace Robert Knoth who is officially retiring later this month. Mr. Craig’s appointment was approved by the Board of Directors of the Company and will become effective on the next business day following the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 with the Securities and Exchange Commission and upon Mr. Knoth’s official retirement.

Critical Accounting Policies:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, depreciation and stock-based compensation.

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies is presented within the footnotes in the financial statements presented within this Annual Report.

Results of Operations:

Fiscal Year End Results: March 31, 2020 and March 29, 2019:

The following table summarizes our results of operations for the fiscal years ended March 31, 2020 and March 29, 2019:

	Fiscal Years Ended
	March 31, 2020	March 29, 2019	Period-to-Period Change

Revenue	$32,154,549	$28,406,666	$3,747,883

Operating expenses:
Cost of products sold	21,906,236	16,377,063	5,529,173
Selling, general and administrative	6,007,241	4,007,145	2,000,096
Depreciation and amortization	955,124	345,840	609,284
Total operating expenses	28,868,601	20,730,048	8,138,553
Operating income	3,285,948	7,676,618	(4,390,670)
Other expenses:
Other income	26,720	16,559	10,161
Interest Expense	(71,595)	(63,271)	(8,324)
Total other (income) expense	(44,875)	(46,712)	1,837

Income before provision for income taxes	3,241,073	7,629,906	(4,388,833)
Provision for income taxes	(683,693)	(2,469,130)	1,785,437
Net Income	$2,557,380	$5,160,776	$(2,603,396)

Revenue for the fiscal year ended March 31, 2020 amounted to $32,154,549 reflecting a $3,747,883 increase versus the fiscal year ended March 29, 2019 which amounted to $28,406,666. The increase in revenue is a direct result of the Company’s efforts in increasing sales in both the military and commercial aerospace sectors.

Cost of products sold amounted to $21,906,236 for the fiscal year ended March 31, 2020, or 68.1% of operating revenues. This reflected a $5,529,173 or 33.8% increase in the cost of products sold as compared to $16,377,063 or 57.7% of operating revenues for the fiscal year ended March 29, 2019. The increase in cost of products sold is due to the increases in costs of goods sold to support the additional revenues, increases in indirect production costs incurred as part of management’s plan to scale up production capacity and charges to adjust inventory costs in connection with the implementation of a new inventory system during the period.

Selling, general and administrative expenses were $6,007,241 and $4,007,145 or 18.7% and 14.1% of net revenues for the fiscal years ended March 31, 2020 and March 29, 2019, respectively. This category of expenses increased by $2,000,096 or 49.9% from the prior year. This comparative increase can be attributed primarily to an increase in general and administrative cash compensation of $264,346 and stock-based compensation expense of $1,385,947.

Depreciation and amortization of $955,124 or 3.0% of net revenues was reported for the fiscal year ended March 31, 2020 as compared to $345,840 or 1.2% of net revenues for the fiscal year ended March 29, 2019. The increase was due to the purchase of additional machinery and equipment during the period and charges to adjust depreciation expense to conform to the expected lives of each of the respective asset groups.

For the fiscal year ended March 31, 2020, interest expense was $71,595 or .2% of net revenues. For the fiscal year ended March 29, 2019, interest expense was $63,271 or .2% of net revenues. The increase of $8,324 or 13.2% reflects the additional borrowings from the Financing Company (as defined below) during the year.

Liquidity and Capital Resources:

As of March 31, 2020, the Company’s cash on hand was $7,760,057. The Company has recorded net income of $2,557,380 and $5,160,776 for the fiscal years ended March 31, 2020 and March 29, 2019, respectively. As of March 31, 2020, the Company had working capital of $23,506,134 and stockholders’ equity of $26,510,847.

Our principal source of liquidity is cash flows generated by operating activities.

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Financing Company”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum interest rate of 6% per annum.

Net cash provided by operating activities was $1,683,413 for the fiscal year ended March 31, 2020 compared to $6,024,139 for the fiscal year ended March 29, 2019. The decrease in cash provided by operating activities was primarily due to a decrease of $2,603,396 in net income and an increase in accounts receivable of $2,469,481, off-set by an increase is stock-based compensation expense of $1,385,947 and an increase in depreciation and amortization of $609,284.

Net cash used in investing activities was $969,400 for the fiscal year ended March 31, 2020 compared to $840,292 for the fiscal year ended March 29, 2019. The increase in cash used in investing activities was due to an increase in the purchase of property, plant and equipment of $129,108.

Net cash used in financing activities was $34,082 for the fiscal year ended March 31, 2020 compared to net cash provided by financing activities of $489,266 for the fiscal year ended March 29, 2019. The change in cash used in financing activities was due to proceeds from the exercise of stock options of $264,000 in the year ended March 31, 2020, advances of $29,765,459 and repayments of $30,063,541 for the accounts receivable financing.

PPP Loan and Note

On April 13, 2020, the Company entered into the PPP Note evidencing an unsecured loan in a principal amount of $2,103,885 pursuant to the PPP under the CARES Act. The PPP Loan is administered by the U.S. Small Business Administration and the Company’s loan was made through JP Morgan Chase Bank. The PPP Loan bears interest at a fixed interest rate of one (1%) percent per year and matures in two (2) years after the issuance date. Payment of interest is deferred for the first six (6) months. Beginning on the seventh month following the date of the PPP Note (November 2020), the Company is required to make 18 payments of equal monthly installments of principal and interest with the final payment due in April 2022. The PPP Note provides for customary events of default including, among other things, cross-defaults on any other loan with JP Morgan Chase Bank. The PPP Loan may be accelerated upon the occurrence of an event of default. The PPP Note may be prepaid by the Company at any time with no prepayment penalties applied.

The proceeds of the PPP Loan may be used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments, mortgage interest payments, interest payments on other debt obligation that were incurred before February 15, 2020. The PPP Note contains events of defaults and other conditions customary for a note of this type.

The PPP Loan is guaranteed by the SBA. The Company may apply to JP Morgan Chase Bank for forgiveness of the PPP Loan, with the amounts which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations and covered utilities, which payments were incurred by the Company during the 24-week period beginning on April 13, 2020 and calculated in accordance with the CARES Act.

Under the terms of the CARES Act, the PPP Loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP with such forgiveness to be determined subject to limitations based on the use of loan proceeds for payment of payroll costs and any payments of mortgage, interest, rent and utilities. The terms of any forgiveness may be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the PPP Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part.

Quantitative and Qualitative Disclosure About Market Risk

Not required.

Off-Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

See our audited Financial Statements for the fiscal year ended March 31, 2020 which follows Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020.

(b) Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving their objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Due to their inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

Our fiscal year end of March 31, 2020 occurred in the middle of the COVID 19 pandemic. We were unable to conduct a physical inventory observation for our year-end audit until May 2020. This was on account of COVID-19 restrictions which prevented us from being able to have the required personnel in the Company’s physical offices. As a result, we were required to institute additional manual procedures to roll-back our item by item inventory to March 31, 2020 from the May 2020 inventory observation dates. As discussed below, this inventory roll back had to be conducted utilizing our newly installed inventory accounting system. The Company migrated to its new inventory accounting system at the end of the second quarter of the fiscal year upon unexpectedly losing support for its legacy inventory system. The migration to the new system required additional time and effort, complicated by the COVID-19 protocols, such that certain inventory reconciliations were not able to be completed until September 2020. These issues resulted in the lateness in completion of our year-end financial reports, the completion of the audit by our independent auditors and ultimately, the filing of this Annual Report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that, as of March 31, 2020, our internal controls over financial reporting and controls over inventory and the related inventory reconciliation processes were not effective.

Mitigation Steps

In order to address the weaknesses stated above, Management and the Board of Directors undertook the following mitigation steps:

•	hiring and/or engagement of additional qualified resources
•	the implementation of new controls designed to enhance the monthly and quarterly financial close processes to ensure the proper disclosures
•	the implementation of additional review and monitoring of transactions to ensure compliance with the new policies and procedures
•	the training of personnel responsible for preparation and review of financial information
•	On August 27, 2020, the Company hired a qualified financial executive to step into the Principal Financial Officer role upon the retirement of the incumbent Principal Financial Officer immediately upon the filing of this Annual Report

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report.

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

(c) Changes in Internal Controls Over Financial Reporting

There were no changes, other than described above, in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None

IEH CORPORATION

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of March 31, 2020, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class

David Offerman	45	Chairman of the Board of Directors, President and Chief Executive Officer	II

Robert Knoth	77	Chief Financial Officer, Secretary and Treasurer	__

Allen Gottlieb	78	Director	II

Gerald E. Chafetz	77	Director	II

Eric C. Hugel	49	Director	I

Sonia Marciano	57	Director	I

Michael E. Rosenfeld	36	Director	I

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. The Board of Directors currently consists of six (6) members divided into two classes with three Class I Members (Mr. Hugel, Ms. Marciano and Mr. Rosenfeld) and three Class II Members (Mr. David Offerman, Mr. Gottlieb and Mr. Chafetz). The Class I Members of the Board of Directors are scheduled to be elected at the Company’s 2020 Annual Meeting. All officers are elected by and serve at the discretion of the Board of Directors.

David Offerman. On March 26, 2017, Mr. Offerman was elected to the positions of Chairman of the Board, President and Chief Executive Officer. David succeeded his late father, Michael Offerman, who passed away on March 24, 2017. David Offerman has been a member of IEH’s Board of Directors since July 15, 2016. Prior to March 24, 2017, he was the Vice President – Sales and Marketing of the Company. He joined the Company in September 2004 as the National Sales Manager and was appointed to Vice President – Sales and Marketing in April 2011. Prior to joining IEH, David worked as an account executive and sales manager in the telecommunication industry.

David graduated from the University of Michigan in 1993 with a Bachelor of Arts in film and communications. In 2016, he received an MBA from the NYU Stern School of Business with a concentration in leadership and management.

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

William H. Craig On August 27, 2020, the Company appointed William H. Craig as its new Chief Financial Officer and Treasurer. His appointment becomes effective on the next business day following the Company filing its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 with the U.S. Securities and Exchange Commission and upon the official retirement date of the current Chief Financial Officer and Treasurer, Robert Knoth. From March 2012 to March 2020, Mr. Craig served as Chief Executive Officer and Chief Financial Officer of Tarantin Industries, Inc., a family owned industrial distributor based in Freehold, NJ with operations in the eastern third of the U.S. From October 2007 to September 2011, Mr. Craig served as Chief Financial Officer of Fifth Street Capital, Inc., an externally managed closed end non-diversified Regulated Investment Company operating as a Business Development Company and based in White Plains, NY. From March 2005 to September 2007, he was the executive Vice President and Chief Financial Officer of Vital Signs, Inc., a medical device manufacturer based in the United States with global operations. Vital Signs, headquartered in Totowa, NJ, is a NASDAQ listed company (VITL). From 1999 to 2004, Mr. Craig served as the Executive Vice President of Finance and Administration and Chief Financial Officer of Matheson Tri- Gas, Inc., an industrial specialty gas company with global operations including 20 significant plants in the U.S., nearly 100 retail outlets and production/marketing joint ventures in Europe and Asia. From 1997 to 1999, he served as Executive Vice President and Chief Financial Officer of Empire of Carolina, an AMEX-listed consumer products company.

On August 27, 2020, the Company entered into an employment agreement with Mr. Craig. Pursuant to the agreement, Mr. Craig’s appointment as its new Chief Financial Officer and Treasurer becomes effective on the next business day following the Company filing its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 with the U.S. Securities and Exchange Commission and upon the official retirement date of the current Chief Financial Officer and Treasurer, Robert Knoth (“Effective Date”). From August 27, 2020 and up to the Effective Date, Mr. Craig shall serve as a consultant to the company. Under the agreement, Mr. Craig shall receive a base salary of $225,000 per annum. Mr. Craig may receive cash bonuses in the sole discretion of the Compensation Committee of the Board of Directors for each fiscal year of employment and based on performance targets and other key objectives established by the Compensation Committee.

The agreement further provides for the payment of severance pay and continued participation in health and welfare plans for up to twelve months in the case of termination without cause or a change of control of the company. Mr. Craig is subject to customary confidentiality and non-compete obligations that survive the termination of the agreement.

Allen Gottlieb. Allen Gottlieb has been a member of the Company’s Board of Directors since 1992. Mr. Gottlieb is retired. Mr. Gottlieb was previously engaged in the practice of law for 40 years, specializing in Labor-Management Relations.

Gerald Chafetz. Mr. Chafetz has been a member of the Company’s Board of Directors since 2009. He is President of GEC Enterprises, LLC since 2011. GEC Enterprises, LLC is a property management company headquartered in Rockville Centre, New York. He was previously President of Capitol City Companies. Prior to founding Capitol City Companies, he had an extended 22-year executive career in the textile industry with several knitwear and high fashion manufacturers, including Arista Knitwear, Berwick Fashion Knitwear and Beged-or Knitwear. Mr. Chafetz graduated from the University of Hartford in 1965 with a Bachelor of Science degree in business.

Eric C. Hugel, CPA, CFA. Eric C. Hugel has been a member of IEH’s Board of Directors since July 15, 2016. He is the Co-Chief Executive Officer and Chief Financial Officer of Hugel Corporation, an online retailer, since July 2014. From March 2013 to February 2014, Mr. Hugel held the position of Senior Institutional Specialist in U.S. Fundamental Equity Research Analyst at McGraw Hill Financial – S&P Capital IQ providing investment advisory services. In particular he provided research and analysis in the U.S. aerospace and defense and industrial conglomerates sectors. From July 2002 through June 2012 he was a managing director at Stephens Inc. providing investment research and analytical services in the U.S. aerospace and defenses sectors. Mr. Hugel graduated from Lehigh University in 1993 with a Bachelor of Science in accounting.

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

Michael E. Rosenfeld has been a member of the Company’s Board of Directors since 2018. He is a co-founder and principal of Olive Tree Holdings LLC, a real estate private equity company based in New York, NY and Atlanta, GA since 2017. Olive Tree is an owner-operator of value-added multifamily assets across the Southern U.S. From 2013-2016 he was Vice President and Chief of Staff at Bert E. Brodsky & Associates, Inc., a private investment firm with a diverse portfolio of companies across several industries. Prior to that from 2006-2013, he served as Vice President of Business Development of Mobile Health Management Services, Inc., a subsidiary of Bert Brodsky & Associates, Inc. Mr. Rosenfeld received his Bachelor of Arts in Political Science from Emory University in 2006, and his Master of Business Administration (MBA) in Corporate Finance from the New York University Stern School of Business in 2016.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the fiscal year ended March 31, 2020.

Director Independence; Meetings of Directors; Corporate Governance; Committees of the Board

Our Board of Directors currently consists of six individuals. Five of our directors are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 31, 2020, our Board of Directors held one (1) meeting, the Audit Committee held seven (7) meetings and the Compensation Committee held three (3) meetings.

During the fiscal year ended March 29, 2019, the Board of Directors approved the formation of an audit committee and a compensation committee, and each committee would initially have three (3) members consisting of independent directors. The Board nominated the following directors to each such committee: (i) Audit Committee – Eric Hugel (Chair), Allen Gottlieb and Michael E. Rosenfeld; and (ii) Compensation Committee – Gerald Chafetz (Chair), Michael E. Rosenfeld and Dr. Sonia Marciano. Each of these Board committees has a written charter approved by the Board of Directors. Each of the charters of these Board committees is available at the Company’s website, www.iehcorp.com (click on “Investors”, then on “Corporate Governance”.

For the fiscal year ended March 31, 2020, a general description of the duties of the committees were as follows:

Audit Committee. Our Audit Committee acts to: (i) review with management the finances, financial condition and interim financial statements of the Company; (ii) review with our independent registered public accounting firm the year-end financial statements; (iii) review implementation with the independent registered public accounting firm and management of any action recommended by the independent registered public accounting firm; and (iv) retain and terminate our independent registered public accounting firm. Mr. Hugel, the Chair of the Audit Committee was also designated as our Audit Committee Financial Expert.

During the fiscal year ended March 31, 2020, all of the members of our Audit Committee were “independent” within the definition of that term as provided by the OTCQX Marketplace Rules. During the fiscal year ended March 31, 2020, the Audit Committee held seven (7) meetings.

Compensation Committee. The Compensation Committee acts to: (i) review, approve and administer compensation arrangements for our executive officers; (ii) administer our equity-based compensation plans, (iii) establish and review general policies relating to the compensation and benefits of our executive officers and other personnel, (iv) evaluate the relationship between executive officer compensation policies and practices and corporate risk management to confirm those policies and practices do not incentivize excessive risk-taking, and (iv) evaluate and makes recommendations to our Board of Directors regarding the compensation of our non-employee directors. During the fiscal year ended March 31, 2020, the Compensation Committee held three (3) meetings.

The Board did not adopt any modifications to the procedures by which security holders may recommend nominees to its Board of Directors.

Item 11.     Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 31, 2020 and March 29, 2019, respectively, for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
David Offerman	2020	$ 394,992	$ 65,000	$ 2,274,858	$ -	$ -	$ 2,734,850
Chief Executive Officer, President	2019	305,192	83,947	-	-	-	389,139

Robert Knoth	2020	221,998	40,000	-	-	-	261,998
Chief Financial Officer	2019	198,153	40,100	-	-	-	238,253

David Offerman – Employment Agreement

On July 29, 2019, IEH entered into an employment agreement with David Offerman, its Chief Executive Officer and President. The employment agreement with Mr. Offerman is effective as of July 29, 2019 and will expire on December 31, 2024. Under the employment agreement, Mr. Offerman receives a base salary of $395,000 per annum and is eligible to receive an annual bonus of up to 100% of base salary for each fiscal year of employment based on performance targets and other key objectives established by the Compensation Committee of the Board of Directors.

During the term of the employment agreement, he is also eligible to receive equity or performance awards pursuant to any long-term incentive compensation plan adopted by the Compensation Committee.

In the event of the termination of Mr. Offerman’s employment by us without “cause” or by him for “good reason”, as such terms are defined in the employment agreement, he would be entitled to: (a) a severance payment of 36 months of base salary; (b) continued participation in our health and welfare plans for up to 24 months; and (c) all accrued but unpaid compensation. Further, under the employment agreement, if within the three (3) year period of a “change in control” (as defined in the employment agreement) either Mr. Offerman’s employment is terminated, or his title, position or responsibilities are materially reduced and he terminates his employment, the Company shall pay and/or provide to him substantially the same compensation and benefits as if his termination was without “cause” or for “good reason”, subject to limitation to avoid the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) if such payments would constitute an “excess parachute payment” as defined in Section 280G of the Code. Pursuant to the employment agreement, Mr. Offerman is subject to customary confidentiality, non-solicitation of employees and non-competition obligations that survive the termination of such agreement.

Robert Knoth – Retirement/ Separation Agreement

On September 1, 2009, the Company entered into an agreement with Robert Knoth, its Chief Financial Officer, providing for certain retirement benefits to be payable to him after termination of such officer’s active service of employment with the Company. His agreement provides that his employment with the Company shall be divided into an “active period” and a “retirement period”.

The active period shall mean the period of time until the officer attains the age of 70 years, or further period of employment beyond such date if extended by mutual agreement of the officer and the Company. The retirement period shall mean the period beginning with the officer attaining the age of 70 years and continuing until 10 years thereafter unless the officer’s employment has been previously terminated or extended by the mutual agreement of the officer and the Company. The retirement period shall take effect only on termination of the active period. Pursuant to Mr. Knoth’s agreement, he will be entitled to receive $12,000 per annum and aggregate payments during the retirement period not to exceed $120,000. Since 2009, the Company and Mr. Knoth have annually mutually agreed to extend their respective periods of employment. On September 1, 2017, the Company and Mr. Knoth executed an Amended and Restated Employment Agreement amending certain terms of the 2009 Employment Agreement including increasing the per annum payment to him to $25,000, payable in monthly installments of $2,083. While the retirement payments would be payable for up to 10 years, the aggregate payments during the retirement period were increased to a maximum not exceed $250,000. In addition, during the active period, the Company shall provide Mr. Knoth (a) group healthcare and insurance benefits as generally made available to the Company’s senior management; and (b) such other insurance benefits obtained by the Company and generally made available to the Company’s senior management.

Also during the first five (5) years of the retirement period, the Company shall provide Mr. Knoth with group health insurance benefits as generally made available to the Company’s senior management. Upon expiration of such five (5) year period, Mr. Knoth shall be entitled to all applicable COBRA benefits.

Mr. Knoth intends to retire from active employment with the Company and commence his retirement upon the filing of this Annual Report.

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for non-union, management and administration staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. Accordingly, the Company accrued a contribution provision of $324,000 for the years ended March 31, 2020 and March 29, 2019, respectively.

Stock Option Plan

On August 31, 2011, the Company’s shareholders approved the adoption of the Company’s 2011 Equity Incentive Plan (“2011 Plan”) to provide for the grant of options to purchase up to 750,000 shares of the Company’s common stock to all employees, consultants and other eligible participants, including senior management. The 2011 Plan terminates on

August 30, 2022 and as of March 31, 2020, the Company had issued options or awards as described below.

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

Outstanding Equity Awards as of March 31, 2020

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of March 31, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
David Offerman	46,217	-	$6.00	7/1/2025
	75,000	150,000	$20.00	7/31/2029
Robert Knoth	45,000	-	$6.00	7/1/2025

Non-Employee Director Equity Awards

The following table sets forth certain information regarding outstanding equity awards granted to our non-employee directors that remain outstanding as of March 31, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Allen Gottlieb	-	-	N/A	N/A
Gerald E. Chafetz	4,000	-	$6.00	7/1/2025
Eric C. Hugel	5,000	-	$5.30	8/15/2026
Sonia Marciano	5,000	-	$5.30	8/15/2026
Michael E. Rosenfend	3,000	2,000	$12.75	10/27/2028

Non-Employee Director Compensation

The following table sets forth the compensation (cash and equity) received by our non-employee directors during the fiscal year ended March 31, 2020.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Allen Gottlieb.	$ 10,000	$ —	$ 10,000
Gerald E. Chafetz	12,500	—	12,500
Eric C. Hugel	12,500	—	12,500
Sonia Marciano.	10,000	—	10,000
Michael E. Rosenfeld	15,000	—	15,000

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of September 30, 2020 with respect to: (i) the persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities; (ii) each Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of September 30, 2020, there were 2,370,281 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

The following table sets forth certain information regarding the ownership of our common stock as of September 30, 2020 by:

•        each person or entity known by us to be beneficial owners of more than five percent of our common stock;

•        each of our directors;

•        each of our named executive officers; and

•        all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of September 30, 2020 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o IEH Corporation, 140 58th Street, Brooklyn, NY 11220.

Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% Stockholders
Gail Offerman	885,246	37%
Zeff Capital LP(1)	332,862	14%
Directors and Named Executive Officers
David Offerman(2)	201,665	8%
Robert Knoth(3)	52,195	2%
Allen Gottlieb	-	-%
Gerald E. Chafetz(4)	5,000	*
Sonia Marciano(5)	5,000	*
Eric C. Hugel(5)	5,000	*
Michael E. Rosenfeld(6)	3,000	*
All executive officers and directors as a group (7 persons)	271,860	10%

* Denotes ownership percentage of less than 1%.

All shares set forth above are owned directly by the named individual unless otherwise stated.

(1)	Based on a Schedule 13G dated January 3, 2020 filed by the reporting person. The address of the principal business office of each of the reporting persons is 1601 Broadway, 12th Floor, New York, NY 10019.
(2)	Includes vested options to purchase 196,217 shares of common stock.
(3)	Includes vested options to purchase 45,000 shares of common stock.
(4)	Includes vested options to purchase 4,000 shares of common stock.
(5)	Includes vested options to purchase 5,000 shares of common stock.
(6)	Includes vested options to purchase 3,000 shares of common stock but excludes unvested options to purchase 2,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the employment terms for its executive officers as described elsewhere in this Form 10-K, and as described below, there have been no related transactions between the Company, officers, directors or shareholders holding in excess of 5% of its securities within the last three years. Messrs. Gottlieb, Chafetz, Hugel, Rosenfeld and Ms. Marciano are deemed independent directors of the Company.

Item 14.	Principal Accountant Fees and Services

The Board of Directors of IEH selected Manuel Reina CPA as the independent auditor of IEH for the fiscal year ending March 29, 2019.

On July 22, 2019, Manuel Reina CPA notified the Company that he intended to resign as the Company’s independent registered public accounting firm effective not later than August 14, 2019. Manuel Reina CPA indicated that he had no disagreements on any matter of accounting principles or practices, financial statements disclosed or auditing scope of procedures, which disagreements if not resolved to the satisfaction of Mr. Reina, would have caused Manuel Reina CPA to make references in his reports to the Company.

On July 22, 2019, the Audit Committee of the Board of Directors of the Company approved the engagement of Marcum LLP (“Marcum LLP”) as the Company’s independent registered public accounting firm, subject to negotiating and execution of an acceptable engagement agreement between Marcum LLP and the Company for the fiscal year ending March 31, 2020. On August 14, 2019, Marcum LLP and the Company executed an engagement agreement pursuant to which Marcum LLP would provide to the Company auditing services for the fiscal year ended March 31, 2020.

Audit Fees. During the fiscal year ended March 31, 2020 and March 29, 2019, IEH incurred an aggregate of $132,000 to Manuel Reina CPA for fees related to the audit of its financial statements. During the fiscal year ended March 31, 2020, IEH incurred an aggregate of approximately $252,000 to Marcum LLP for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal year ended March 31, 2020 and March 29, 2019, no audit related fees were paid.

Tax Fees. During the fiscal year ended March 31, 2020 and March 29, 2019, no fees were paid for tax related services.

All Other Fees. During the fiscal years ended March 31, 2020 and March 29, 2019, respectively, IEH did not pay any other fees for services to either of its independent auditors.

The Board of Directors has further determined that the services provided by Manuel Reina CPA and the fees paid to it for such services during the fiscal year ended March 29, 2019 have not compromised the independence of Manuel Reina CPA. The Board of Directors has determined that the services provided by Marcum LLP and the fees paid to it for such services during the fiscal year ended March 31, 2020 have not compromised the independence of Marcum LLP.

IEH CORPORATION

 PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

1.	The following financial statements of IEH Corporation and Report of Independent Registered Accounting Firm, are included in this report:

2.	List of financial statement schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)   Exhibits

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

10.6(#) Employment Agreement between the Company and David Offerman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

23.1* Consent of Marcum LLP.

23.2* Consent of Manuel Reina CPA.

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

101.1* The following information from the IEH Corporation’s Annual Report in Form 10-K for the fiscal year ended March 31, 2020, formatted in XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; and (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

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

Item 16.	Form 10-K Summary.

None

IEH CORPORATION
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IEH Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IEH Corporation (the “Company”) as of March 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Adoption of New Accounting Standards
ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective March 30, 2019, using the modified retrospective approach.

/s/Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
October 7, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IEH Corporation

Opinion on the Financial Statements

I have audited the accompanying balance sheet of IEH Corporation (the “Company”), as of March 29, 2019 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and the related notes and schedules (collectively referred to as the “Financial Statements”). In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of IEH Corporation as of March 29, 2019 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

West Babylon, New York

July 12, 2019

IEH CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2020 and March 29, 2019

	As of
	March 31, 2020	March 29, 2019

Assets
Current assets:
Cash	$7,760,057	$7,080,126
Accounts receivable	5,358,164	3,833,090
Inventories	12,621,701	12,021,443
Prepaid expenses and other current assets	175,873	534,897
Total current assets	25,915,795	23,469,556

Non-current assets:
Property, plant and equipment, net	2,574,884	2,560,607
Right-of-use Asset-Leasehold	111,125	—
Deferred income tax asset, net	264,215	—
Security Deposit	54,489	54,489
Total assets	$28,920,508	$26,084,652

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$484,477	$480,012
Due to accounts receivable financing company	36,224	334,306
Customer advance payments	245,960	348,230
Accrued corporate income taxes	854,909	1,194,215
Deferred lease liabilities	119,629	—
Other current liabilities	668,462	977,420
Total current liabilities	2,409,661	3,334,183

Deferred income tax liability	—	482,213
Total liabilities	2,409,661	3,816,396

Commitments and Contingencies (Note 11)

Stockholders' Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized;
2,370,251 and 2,323,468 shares issued and outstanding at March 31, 2020 and
and March 29, 2019, respectively	23,703	23,235
Capital in excess of par value	5,487,415	3,802,672
Retained earnings	20,999,729	18,442,349
Total Stockholders' Equity	26,510,847	22,268,256
Total Liabilities and Stockholders' Equity	$28,920,508	$26,084,652

The accompanying notes should be read in conjunction with the Financial Statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2020 and March 29, 2019

	For the Fiscal Years Ended
	March 31, 2020	March 29, 2019

Revenue	$32,154,549	$28,406,666

Costs and expenses:
Cost of products sold	21,906,236	16,377,063
Selling, general and administrative	6,007,241	4,007,145
Depreciation and amortization	955,124	345,840
Total operating expenses	28,868,601	20,730,048

Operating income	3,285,948	7,676,618

Other expenses
Other income	26,720	16,559
Interest expense	(71,595)	(63,271)
Total other expense	(44,875)	(46,712)

Income before provision for income taxes	3,241,073	7,629,906
Provision for income taxes	(683,693)	(2,469,130)
Net Income	$2,557,380	$5,160,776

Basic earnings per common share	$1.09	$2.23
Diluted earnings per share	$1.04	$2.15
Weighted average number of common shares outstanding - basic (in thousands)	2,341	2,321
Weighted average number of common shares outstanding - diluted (in thousands)	2,458	2,414

IEH CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended March 31, 2020 and March 29, 2019

	Common Stock		Capital in
	Shares	Amount	Excess of Par Value Paid-in Capital	Retained Earnings	Total Stockholders' Equity

Balances at March 30, 2018	2,303,468	$23,035	$3,767,608	$13,281,573	$17,072,216

Stock-based compensation expense	—	—	35,264	—	35,264
Exercise of stock options	20,000	200	(200)	—	—
Net income	—	—	—	5,160,776	5,160,776

Balances at March 29, 2019	2,323,468	$23,235	$3,802,672	$18,442,349	$22,268,256

Stock-based compensation expense	—	—	1,421,211	—	1,421,211
Exercise of stock options	46,783	468	263,532	—	264,000
Net income	—	—	—	2,557,380	2,557,380

Balances at March 31, 2020	2,370,251	$23,703	$5,487,415	$20,999,729	$26,510,847

IEH CORPORATION

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2020 and March 29, 2019

	For the Fiscal Years Ended,
	March 31, 2020	March 29, 2019
Cash flows from operating activities:
Net income	$2,557,380	$5,160,776
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	955,124	345,840
Stock-based compensation expense	1,421,211	35,264
Obsolescence Provision	253,605	399,979
Deferred income taxes, net	(746,428)	482,213
Changes in assets and liabilities:
Accounts Receivable (Increase) Decrease	(1,525,074)	944,407
Inventories (Increase)	(853,863)	(1,669,924)
Prepaid expenses and other current assets Decrease (Increase)	359,024	(45,303)
Right of use asset leasehold (Increase)	(111,125)	—
Deferred lease liability Increase	119,629	—
Accounts Payable Increase (Decrease)	4,464	(96,617)
Customer advance payments (Decrease)	(102,270)	—
Other current liabilities (Decrease) Increase	(308,958)	209,051
Accrued corporate income taxes (Decrease) Increase	(339,306)	258,453
Net cash provided by operating activities	1,683,413	6,024,139

Cash flows from investing activities:
Acquisition of property, plant and equipment	(969,400)	(840,292)
Net cash used in investing activities	(969,400)	(840,292)

Cash flows from financing activities:
Advances under accounts receivable financing	29,765,459	30,232,231
Repayments under the accounts receivable financing	(30,063,541)	(29,742,965)
Exercise of stock options	264,000	—
Net cash (used in)/provided by financing activities	(34,082)	489,266

Net increase in cash	679,931	5,673,113
Cash - beginning of fiscal year	7,080,126	1,407,013
Cash - end of fiscal year	$7,760,057	$7,080,126

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$71,595	$59,535
Income Taxes	$1,769,429	$1,691,322

IEH CORPORATION

Notes to Financial Statements

Note 1 -	DESCRIPTION OF BUSINESS:

Overview:

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began in New York, New York in 1941. IEH was incorporated in March, 1943.

The Company designs and manufactures HYPERBOLOID connectors that not only accommodate, but exceed military and aerospace specification standards.

The Company serves customers in the United States and abroad, with a sales presence in over 40 countries.  The Company’s customers include defense contractors, commercial aerospace equipment manufacturers, medical device manufacturers, oil and gas exploration firms, and commercial space launch companies. The Company sells both directly and through distributors.  The Company maintains a Military Specification QPL (Qualified Product Listing), and an ISO (International Standards Organization) 9001:2015 Certification.

For the fiscal year ending March 31, 2020, approximately 60% of the Company’s sales were for defense applications, 23% for commercial aerospace, and the remainder for commercial space launch, medical, oil and gas and industrial markets.

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Periods

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification ("ASC”) ASC 606 “Revenue from Contracts with Customers” ("ASC 606") that, as amended on August 12, 2015, became effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASC 606 on March 30, 2019.

The core principle underlying ASC 606, is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 sets out the following steps for an entity to follow when applying the core principle to its revenue generating transactions:

•	Identify the contract with a customer
•	Identify the performance obligations in the contract
•	Determine the transaction price
•	Allocate the transaction price to the performance obligations
•	Recognize revenue when (or as) each performance obligation is satisfied
F-7

IEH CORPORATION

Notes to Financial Statements

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

The Company recognizes revenue upon shipment of the goods (FOB shipping point).

The Company’s disaggregated revenue, as of March 31, 2020 and March 29, 2019, respectively, by geographical location is as follows:

	Fiscal Year Ended
	March 31, 2020	March 29, 2019
Domestic	$26,244,412	$23,208,246
International	5,910,137	5,198,420
Total	$32,154,549	$28,406,666

Based upon the information available to the Company, this aggregated revenue by industry as a percentage of total revenue is provided below:

	March 31, 2020	March 29, 2019
Markets	%	%
Military	59.5	50.1
Commercial Aerospace	22.7	33.0
Space	13.9	8.0
Other	3.9	8.9

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

IEH CORPORATION

Notes to Financial Statements

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories:

Inventories are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company, based upon historical experience, has determined that if a part has not been used and purchased or an item of finished goods has not been sold in three years, it is deemed to be obsolete. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company recognized $253,605 and $399,979 for the fiscal years ended March 31, 2020 and March 29, 2019, respectively, as a reduction of inventory due to obsolescence.

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

At times, the Company’s cash in banks was in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any loss as a result of these deposits.

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

Income Taxes:

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary differences resulting from different treatment of items for tax and financial reporting purposes and income tax benefits from share-based payments. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible. Should management determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

IEH CORPORATION

Notes to Financial Statements

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Uncertain Tax Positions:

The Company has recorded liabilities for underpayment of income taxes and related interest and penalties for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision.

Earnings Per Share

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the Financial Statements of “basic” and “diluted” earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the fiscal year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive).

Basic and diluted net income per share is calculated as follows for each of the fiscal years ended:

	March 31, 2020	March 29, 2019

NET INCOME	$2,557,380	$5,160,776

BASIC EARNINGS PER COMMON SHARE	$1.09	$2.23

DILUTED EARNINGS PER SHARE	$1.04	$2.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	2,341,320	2,321,331

DILUTIVE EFFECT OF OPTIONS TO THE EXTENT THAT SUCH OPTIONS ARE DETERMINED TO BE IN THE MONEY FOR THE PERIOD	117,087	92,399
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-FULLY DILUTED	2,458,407	2,413,730

IEH CORPORATION

Notes to Financial Statements

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments, consisting of accounts receivable, accounts payable, and borrowings, approximate their fair value due to the relatively short maturity of these instruments.

Use of Estimates:

The preparation of Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the Financial Statements. The Company utilizes estimates with respect to determining the useful lives of fixed assets, the fair value of stock based instruments as well as in the calculation of inventory obsolescence. Actual amounts could differ from those estimates.

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, “Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no long-lived asset impairments recognized by the Company for the fiscal years ended March 31, 2020 and March 29, 2019, respectively.

Stock-Based Compensation:

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

The Company determined the fair value of the stock option grant based upon the assumptions as provided below:

For the Fiscal Year Ended March 31, 2020
Weighted Average Stock Price	$19.70
Expected life (in years)	6
Expected volatility	56%
Dividend yield	0%
Risk-Free interest rate, per annum	1.88%

IEH CORPORATION

Notes to Financial Statements

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards:

Leases

The Company has entered into operating leases for office and manufacturing space. On March 30, 2019 (“Effective Date”), the Company adopted ASC Topic 842, Leases ("ASC 842"), which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new guidance requires the recognition of the right-of-use ("ROU") assets and related operating lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach on March 30, 2019.

For contracts entered into on or after the Effective Date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company's assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. Leases entered into prior to March 30, 2019, which were accounted for under ASC 840, were not reassessed for classification.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The present value of the lease payments is calculated using the incremental borrowing rate for operating leases, which was determined using a rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for the Company’s lease includes the noncancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. ROU assets, once recorded, are reviewed for impairment.

Lease expense for operating leases consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term.

IEH CORPORATION

Notes to Financial Statements

Note 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) Leases (continued)

Balance sheet information related to our leases is presented below:

	Balance Sheet Location	March 31, 2020	March 30, 2019	March 29, 2019
Operating leases:

Right-of-use assets	Right-of-use asset-leasehold	$111,125	$301,957	$-

Right-of-use liability, current	Deferred lease liabilities	119,629	184,776	-

Right-of-use lease liability, long-term	Deferred lease liabilities – long term	-	117,181	-

Other information related to leases is presented below:

As of March 31, 2020
Other information
Weighted-average discount rate – operating leases	6.00%
Weighted-average remaining lease term – operating lease (in months)	8

The lease cost for the fiscal years ended March 31, 2020 and March 29, 2019 was $194,338 and $183,720, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on this lease is $128,480 for the fiscal year ending March 31, 2021.

IEH CORPORATION

Notes to Financial Statements

Note 3	INVENTORIES:

Inventories are stated at cost, on a moving average basis that does not exceed net realizable value.

Inventories are comprised of the following:

	March 31, 2020	March 29, 2019
Raw materials	$9,588,123	$7,053,896
Work in progress	2,952,140	2,797,006
Finished goods	297,438	2,170,541
Allowance for obsolete inventory	(216,000)	-
	$12,621,701	$12,021,443

Note 4	PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following as of:

	March 31, 2020	March 29, 2019
Prepaid insurance	$117,043	$106,801
Prepaid payroll	49,446	289,311
Other prepaid expenses and other current assets	9,384	138,785
	$175,873	$534,897

Note 5	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows as of:

	March 31, 2020	March 29, 2019
Computers	$537,042	$502,723
Leasehold improvements	993,876	934,648
Machinery and equipment	7,250,410	6,657,876
Tools and dies	4,283,024	3,999,705
Furniture and fixture	179,072	179,072
Website development cost	9,784	9,784
	$13,253,208	$12,283,808

Less: accumulated depreciation and amortization	(10,678,324)	(9,723,201)

Property, Plant and Equipment, net	$2,574,884	$2,560,607

Depreciation expense for the fiscal years ended March 31, 2020 and March 29, 2019 was $955,124 and $345,840, respectively.

IEH CORPORATION

Notes to Financial Statements

Note 6	ACCOUNTS RECEIVABLE FINANCING:

The Company has an accounts receivable financing agreement with a non-bank lending institution (“Financing Company”) whereby it can borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2 ½% above JP Morgan Chase’s publicly announced rate with a minimum rate of 6% per annum.

The financing agreement has an initial term of one year and automatically renews for successive one-year terms, unless terminated by the Company or its lender upon receiving 60 days prior notice. Funds advanced by the Financing Company are secured by the Company’s accounts receivable.

As of March 31, 2020 and March 29, 2019, the obligation to the Financing Company was $36,224 and $334,306, respectively.

Note 7	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following as of:

	March 31, 2020	March 29, 2019
Payroll and vacation accruals	$589,989	$831,187
Sales commissions	68,328	80,553
Other current liabilities	10,145	65,680
	$668,462	$977,420

Note 8	INCOME TAXES:

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

The provision for income taxes consists of the following for each of the fiscal years ended:

	March 31, 2020	March 29, 2019
Current:
Federal	$808,808	$744,623
State and local	621,313	1,212,227
Total current tax provision	1,430,121	1,956,850

Deferred:
Federal	(453,034)	336,184
State and local	(293,394)	176,096
Total deferred tax expense	(746,428)	512,280

Total provision	$683,693	$2,469,130

IEH CORPORATION

Notes to Financial Statements

Note 8	INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows as of:

	March 31, 2020	March 29, 2019
Deferred tax assets:
Stock options	$677,239	$-
Accrued expenses	119,872	-
Total deferred tax assets	797,111	-

Deferred tax liabilities:
Depreciation	532,896	482,213
Total deferred tax liabilities	532,896	482,213

Deferred tax asset (liability), net	$264,215	$(482,213)

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income before provision for income taxes is as follows for each of the fiscal years ended:

	March 31, 2020	March 29, 2019

U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(13.6)%	(13.6)%
Stock Option Exercises	9.0%	-
True-up for tax provision	4.6%	-
Meals and entertainment	(0.1)%	(0.2)%
Effective tax rate	(21.1)%	(34.8)%

During the fiscal year ended March 29, 2019, the Company received a remittance of $460,442 from the Internal Revenue Service. The remittance did not indicate the basis for the payment. The Company has reported this payment as a current liability in the accompanying financial statements until such time that the basis for this remittance can be determined.

IEH CORPORATION

Notes to Financial Statements

Note 9	2011 EQUITY INCENTIVE PLAN:

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

Exercise prices of non-incentive stock options may not be less than the fair market value of the Company’s common stock.

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000.

On July 29, 2019, the Board of Directors granted David Offerman, the Company’s President and Chief Executive Officer an option to purchase 225,000 shares of the Company’s common stock at an exercise price of $20.00 per share, under the 2011 Equity Incentive Plan, in connection with his employment agreement dated as of July 29, 2019. The option has an exercise price of $20.00 per share, expires ten years from the date of grant, and vests in three equal annual installments of 75,000 options each, with the first vesting installment occurring on the date of grant. The option had a fair value on the date of grant of $2,394,903.

Stock-based compensation expense

Stock-based compensation expense is recorded in general and administrative expenses included in the statement of operations. For the fiscal years ended March 31, 2020 and March 31, 2019, stock-based compensation expense was $1,421,211 and $35,264, respectively.

The Company received $264,000 and $0 in proceeds from stock option exercises during the fiscal years ended March 31, 2020 and March 29, 2019, respectively.

IEH CORPORATION

Notes to Financial Statements

Note 9	2011 EQUITY INCENTIVE PLAN (Continued)

Stock-based compensation expense (continued)

As of March 31, 2020 there was a total of $1,028,040 of unrecognized compensation expense related to unamortized stock options. This cost is expected to be recognized through 2021 over a weighted average period of 1.33 years.

The following table shows the stock option activity for the fiscal year ended March 31, 2020.

		Weighted Avg.	Weighted Avg.	Remaining	Aggregate
		Grant Date	Exercise	Contractual	Intrinsic Value
	Shares	Fair Value	Price	Term (Years)	(in thousands)
Balance at March 29, 2019	185,000	$4.19	$6.05	7.75	$1,832
Granted	235,000	10.46	$14.72
Exercised	(47,783)	3.94	$6.59
Forfeited or Expired	-	-

Balance at March 31, 2020	372,217	$8.18	$14.72	7.84	$934
Exercisable as of March 31, 2020	220,217	$6.47	$6.59

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

IEH CORPORATION

Notes to Financial Statements

Note 10	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. The Company accrued a contribution of $324,000 for the fiscal years ended March 31, 2020 and March 29, 2019, respectively.

Note 11	COMMITMENTS AND CONTINGENCIES:

The Company leases space for its corporate offices and its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York, runs from December 1, 2010 through November 30, 2020. The basic minimum annual rental remaining on this lease is $128,480 for the fiscal year ending March 31, 2021.

The rental expense for the fiscal years ended March 31, 2020 and March 29, 2019, was $194,338 and $183,720, respectively.

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

Based upon such Plan’s information and data as of December 31, 2019 furnished to the Company (including, without limitation, unfunded vested benefits, accumulated benefits and net assets), such Plan is fully funded. Based thereupon, the Company’s proportional share of the liability through December 31, 2019 is fully funded. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $51,383 and $65,075 for the fiscal years ended March 31, 2020 and March 29, 2019, respectively. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

Note 12	REVENUES FROM MAJOR CUSTOMERS:

During the fiscal year ended March 31, 2020, three customers accounted for $11,869,938 constituting 36.64% of the Company’s net sales. One of those customers accounted for 13.59% of the Company’s net sales while the second and third customers accounted for 13.15% and 9.90% of the Company’s net sales, respectively.

During the fiscal year ended March 29, 2019, two customers accounted for $7,451,032 constituting 26.2% of the Company’s net sales. One of those customers accounted for 13.7% of the Company’s net sales while the second customer accounted for 12.5% of the Company’s net sales.

As of March 31, 2020 and March 29, 2019 two customers accounted for 35% and one customer accounted for 24% of accounts receivable, respectively.

As of March 31, 2020 and March 29, 2019 six vendors accounted for 73% and two vendors accounted for 47% of accounts payable, respectively.

IEH CORPORATION

Notes to Financial Statements

Note 13	SUBSEQUENT EVENTS:

PPP Loan and Note

On April 13, 2020, the Company entered into an unsecured note (the “PPP Note”) evidencing an unsecured loan (“PPP Loan”) in a principal amount of $2,103,885 pursuant to the Payment Protection Program (“PPP”) under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). The PPP Loan is administered by the U.S. Small Business Administration and the Company’s loan was made through JP Morgan Chase Bank. The PPP Loan bears interest at a fixed interest rate of one (1%) percent per year and matures in two (2) years after the issuance date. Payment of interest is deferred for the first six (6) months. Beginning on the seventh month following the date of the PPP Note (November 2020), the Company is required to make 18 payments of equal monthly installments of principal and interest with the final payment due in April 2022. The PPP Note provides for customary events of default including, among other things, cross-defaults on any other loan with JP Morgan Chase Bank. The PPP Loan may be accelerated upon the occurrence of an event of default. The PPP Note may be prepaid by the Company at any time with no prepayment penalties applied.

The proceeds of the PPP Loan may be used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments, mortgage interest payments, interest payments on other debt obligation that were incurred before February 15, 2020. The PPP Note contains events of defaults and other conditions customary for a note of this type.

The PPP Loan is guaranteed by the United States Small Business Administration (“SBA”). The Company may apply to JP Morgan Chase Bank for forgiveness of the PPP Loan, with the amounts which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations and covered utilities, which payments were incurred by the Company during the 24-week period beginning on April 13, 2020 and calculated in accordance with the CARES Act.

Under the terms of the CARES Act, the PPP Loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP with such forgiveness to be determined subject to limitations based on the use of loan proceeds for payment of payroll costs and any payments of mortgage, interest, rent and utilities. The terms of any forgiveness may be subject to further requirements in any regulations and guidelines the SBA may adopt. While the Company currently believes that its use of the PPP Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the PPP Note in whole or in part.

Appointment of New Chief Financial Officer and Treasurer

On August 27, 2020, the Company filed a Form 8-K announcing that William H. Craig will become the new Chief Financial Officer and Treasurer of the Company. Mr. Craig will replace Robert Knoth who is officially retiring later this month. Mr. Craig’s appointment was approved by the Board of Directors of the Company and will become effective on the next business day following the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 with the Securities and Exchange Commission and upon Mr. Knoth’s official retirement.

IEH CORPORATION

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer

Dated:    October 7, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	October 7, 2020
David Offerman, Chairman of the
Board, Chief Executive Officer and President

/s/ Robert Knoth	October 7, 2020
Robert Knoth, Secretary and
Treasurer; Chief Financial Officer,
Principal Accounting Officer

/s/ Alan Gottlieb	October 7, 2020
Alan Gottlieb, Director

/s/ Gerald E. Chafetz	October 7, 2020
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	October 7, 2020
Eric C. Hugel, Director

/s/ Sonia Marciano	October 7, 2020
Sonia Marciano, Director

/s/ Michael E. Rosenfeld	October 7, 2020
Michael E. Rosenfeld, Director