Form 10-K
period 2022-03-31
IEH Corp
filed 2023-06-22
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-5278

IEH Corporation

(Exact name of registrant as specified in its charter)

New York	13-5549348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 58th Street, Suite 8E, Brooklyn, NY	11220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 492-4440

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, $0.01 par value	IEHC	OTC Pink Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2021, based on a closing price of $12.00 was $14,777,000.

As of June 22, 2023, the registrant had 2,370,251 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

IEH CORPORATION

Explanatory Note

General

This Annual Report on Form 10-K (this “Annual Report” or this “Form 10-K”) is a comprehensive filing for the fiscal years ended March 31, 2020, March 31, 2021 and March 31, 2022 by IEH Corporation (“IEH,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) and interim periods. It is being filed by us in order to move toward becoming current in our filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since we filed our Form 10-K for the fiscal year ended March 31, 2020.

The circumstances that caused us to be delinquent in our filings with the SEC were due primarily to the Company’s efforts to resolve issues relating to inventory reporting in our accounting system following the transition to a new accounting system. After recognizing our inventory balances were previously misstated, we discovered there were a number of issues with our new accounting system, including system design and implementation as well as utilization issues. Our new accounting system had significant differences in its inventory balance breakdown compared to our legacy accounting system due to process differences in perpetual and periodic inventory.

Restatement Background

On October 6, 2020, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) reached a determination that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended (i) September 27, 2019, filed with the SEC on November 11, 2019 and (ii) December 31, 2019, filed with the SEC on February 14, 2020, should no longer be relied upon. On January 26, 2023, the Company’s management and the Audit Committee reached a determination that the Company’s previously issued financial statements and related disclosures as of March 31, 2020 and for the period then ended should no longer be relied upon because of material misstatements contained in those financial statements. The Company’s management and the Audit Committee discussed these matters with Marcum LLP, the Company’s independent registered public accounting firm. In connection with the Company’s migration to the new accounting system, including the reconciliation of the old and new systems and preparation of its year end accounting, management discovered that inventory balances previously reported were misstated.

Restatement of Previously Issued Financial Statements

Following the filing of the Company’s Form 10-K for the year ended March 31, 2020, the Company ceased filing its reports with the SEC while it worked on resolving issues related to inventory reporting in its accounting system. Following review of the accounting irregularities, the Company’s management and the Audit Committee determined to restate its audited financial statements for the year ended March 31, 2020 and its interim financial statements for the quarterly periods ended September 27, 2019 and December 31, 2019. See Note 2 to our Financial Statements.

The Company concluded that the impact of applying corrections for these errors and misstatements on the aforementioned financial statements is material. These errors resulted in an understatement of costs of products sold of $1,869,136, an overstatement of income tax expense of $632,818, and an overstatement of net income of $1,236,318, for the fiscal year ended March 31, 2020.

Financial Statements

In order to provide stockholders a composite presentation of information, this filing includes more information than we would be required to include in an Annual Report on Form 10-K. This Form 10-K includes:

●	Restated unaudited interim financial information for the quarterly periods ended September 27, 2019 and December 31, 2019;

●	Restated audited financial information for the fiscal year ended March 31, 2020;

●	Unaudited interim financial information for the quarterly periods ended June 30, 2020, September 30, 2020, December 31, 2020, June 30, 2021, September 30, 2021, December 31, 2021; and

●	Audited financial information for the fiscal years ended March 31, 2021 and March 31, 2022.

We believe that presenting all of the information for the periods indicated above in this Form 10-K will allow investors and others to review all pertinent data in a single presentation. We have not filed and do not intend to file Quarterly Reports on Form 10-Q for any of our 2021 and 2022 fiscal quarters. Information about each of our 2021 and 2022 fiscal quarters is contained in Note 15 of our Financial Statements.

Control Considerations

In connection with the restatement, management has assessed the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, the Company identified material weaknesses in its internal control over financial reporting resulting in the conclusion by the Company’s Chief Executive Officer and Chief Financial Officer that the internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2020 through 2022. Management is taking additional steps to remediate the material weaknesses in the Company’s internal control over financial reporting. See Item 9A, Controls and Procedures, for additional information related to these material weaknesses in internal control over financial reporting and the related remedial measures.

ii

Cautionary Statements Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factor Summary” below, “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, and may include statements related to, among other things: macroeconomic factors, including rising inflation, supply shortages and recessionary pressures; accounting estimates and assumptions; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to successfully prevent our registration from suspension or revocation and timely file our SEC reports; our ability to operate our accounting system and material weaknesses identified in connection with our migration to such accounting system; our ability to protect intellectual property; our ability to integrate our satellite facility into our operations, and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statements. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and

●	other risks, including those described in the “Risk Factors” section of this Annual Report.

iii

IEH CORPORATION

PART I

Item 1. Business:

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began operations in New York, New York in 1941 and was incorporated as a New York corporation in March 1943, when Louis Offerman founded L. Offerman Tool & Die with his two sons, Bernard and Seymour.

In the late 1960’s, IEH bought a license to manufacture HYPERBOLOID sockets, and began making printed circuit board (“PCB”) connectors for the military and aerospace industries, in accordance with the MIL-DTL-55302 military specification.  We have been making these connectors and variations of them ever since, and today, we are one of the leaders in HYPERBOLOID connectors and contacts.

In use for nearly 50 years under demanding conditions, HYPERBOLOID technology has proven itself to be the leading design for integrity and reliability. On avionics platforms, military and commercial aerospace equipment, engine control systems, missiles and torpedoes, vehicular electronics, satellites and rocket launchers, medical devices, industrial and environmental controls, test equipment, pin grid array (“PGA”) sockets and countless other rugged applications, HYPERBOLOID aims to be the highest reliability connector available.

At IEH, we design and manufacture HYPERBOLOID connectors that not only accommodate, but exceed military and aerospace specification standards. Years after inception, our HYPERBOLOID solutions continue to prove their reliability and benefits. Our engineers have long provided reliable and innovative HYPERBOLOID interconnect solutions for defense, commercial, aerospace and medical use.

We are a family managed business, as Louis’ great-grandson David is the President and Chief Executive Officer, and we believe that we still manufacture the highest quality products for the most demanding environments.  But most importantly, we are always looking ahead. We are committed to developing new technology that meets the demands of our fast-paced customers, and we are steadfast about always exceeding our customers’ expectations.

IEH serves customers in the United States and internationally. Our customers include defense contractors, commercial aerospace equipment manufacturers, medical device manufacturers, oil and gas exploration firms, and commercial space launch companies. We sell both directly and through distributors.  We maintain a Military Specification QPL (Qualified Product Listing), and an ISO (International Standards Organization) 9001:2015 Certification.

For the fiscal years ending March 31, 2022, 2021 and 2020, approximately 59.1%, 60.8% and 59.5%, respectively, of the Company’s sales were for defense applications, 14.7%, 21.4% and 26.2%, respectively, for commercial aerospace, and 26.2%, 17.8%, 17.8%, respectively, for the remainder for commercial space launch, medical, oil and gas and industrial markets.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. During the year ended March 31, 2022, approximately 37.1% of the Company’s total net sales represented three customers, and consists individually of 12.5%, 12.3% and 12.3%. During the year ended March 31, 2021, approximately 36.0% of the Company’s total net sales represented three customers, and consists individually of 17.34%, 10.38% and 8.28%. During the year ended March 31, 2020, approximately 36.6% of the Company’s total net sales represented three customers, and consists individually of 13.6%, 13.1% and 9.9%.

The Company currently employs 22 independent sales organizations to market its products in all regions in the United States as well as in Canada, the European Union (“EU”), Southeast Asia, Central Asia and the Middle East. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 75% of Company’s net sales for the fiscal year ended March 31, 2022 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 23.8%, 23.3% and 18.4% of net sales for the fiscal years ended March 31, 2022, 2021 and 2020. Approximately 68.2%, 85.8% and 47.0% of the aforementioned international net sales for fiscal years ended March 31, 2022, 2021 and 2020, respectively, represent sales to customers located in China.

We also market our products and capabilities through our website, www.iehcorp.com. Our product series HBH Hybrid Power/Signal HYPERBOLOID Connectors, has a configuration tool that allows users to build their own hybrid connector and download 3D models to incorporate into their modules.

Backlog of Orders/Capital Requirements:

Our customers typically enter into supply arrangements for the purchase of our products which we will produce and deliver over time. On an as-needed basis, our customers place specific production orders, and these orders are generally filled and ship within two weeks. Our backlog consists of supply arrangements where the anticipated unfulfilled shipping dates are within approximately twelve months. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. The backlog amounted to approximately $7,909,000 at March 31, 2022 as compared to $13,673,000 at March 31, 2021 and $21,552,000 at March 31, 2020. The decrease in total backlog as of March 31, 2022 compared with the previous years is primarily due to macro reductions in aerospace demand, driven in large part by the grounding of the Boeing 737 Max jet and reduced commercial airline travel during the pandemic.

A portion of these backlog orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling these orders. However, the continuing uncertainty regarding the COVID-19 pandemic and its impact on the commercial airline industry is expected and may continue to impact sales order backlog growth in that market into fiscal 2024.

Forward Looking Business Trends:

Impact of COVID-19 and Other Factors:

Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. In 2020 and continuing into 2021, COVID-19 (including its variants and mutations) and measures to prevent its spread disrupted our business in a number of ways, including strains on supply chains, and general economic conditions. For example, recent supply shortages for parts produced by other manufacturers in the end product in which our product is used we believe has caused delays in ordering our products. Although restrictions in the United States have largely been lifted, international countries, such as China, continue to experience disruptions from the COVID-19 pandemic. If new COVID-19 variants emerge or the additional governmental restrictions are imposed domestically or internationally, our business may be harmed. For example, in the future, the COVID-19 pandemic may cause reduced demand for certain products we provide. We are not able to predict the full extent of the impact of the COVID-19 pandemic on our financial and operating results and how the COVID-19 pandemic will evolve domestically and internationally.

During fiscal 2022, the effects of COVID-19 continued to have an impact on the Company’s results of operations. The Company has been impacted by delays in receiving orders and obtaining materials required to produce certain products. As sales volumes have fluctuated, the Company has taken measures to reduce costs. Additionally, our operations are subject to global economic and geopolitical risks. For example, while the Company does not have a presence in these regions, the ongoing conflict between Russia and Ukraine has impacted economic activity as well as the availability and price of raw materials and energy. The Company continues to actively monitor these factors and find ways to mitigate the impact on its operations.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-K.

Competition:

The design, development, manufacture and distribution of electrical connectors and interconnection devices is a highly competitive field. The Company principally competes with both large and small companies who also produce high performance connectors in printed circuits and wiring boards for high technology applications, of which approximately ten companies are known by us. The Company competes by adapting certain technologies to meet specific product applications, aiming to produce connectors cost-effectively, and through its production capabilities. In addition, there are many companies who offer connectors with designs similar to those utilized by the Company and are direct competitors of the Company.

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

However, any delay in the Company’s ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs. In anticipation of such delays, the Company carries an inventory of raw materials and component parts to avoid shortages and to insure continued production. However, as global supply chains continue to be constrained, there can be no certainty that we will not be affected in the future, and we believe that there is risk that raw materials and supply chains will continue to be affected in 2023.

Additionally, while some macro-economic indicators available as of the date of this filing suggest that inflation may be slowing, inflationary pressures impact virtually all aspects of our materials and suppliers, including power prices and labor costs, and are likely to impact our fiscal year 2023 results.

Human Capital Management:

Our employees are our greatest resource and an integral component to our operations. Their health, safety and well-being is a priority for us.

Talent

We are focused on sourcing, attracting, and retaining talent, especially those with technical backgrounds. We recognize and reward performance while continually working to develop, engage and retain high-performing employees. We have made significant investments to provide ongoing training and career development for our employees. We provide competitive compensation and comprehensive benefits.

As of March 31, 2022, we employed approximately 184 people of which 183 are full-time employees. Most of the employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the “Union”), which expires on March 31, 2024. The Company believes that it has a good relationship with its employees and the Union and has not experienced any significant work stoppages or other labor problems.

Diversity and Inclusion

We treat each other with respect and value each individual’s unique perspective and background. We are committed to a culture where everyone belongs and diversity and inclusion drives business results. Diversity is crucial to our ongoing success to manage our business.

Safety/Health and Wellness

We are committed to providing a safe and healthy work environment for our employees. Aligned with our values, we strive to continuously monitor our work environment to keep our employees safe. We have an open-door policy for all employees to report concerns or safety issues. Our commitment to employee safety also include ongoing safety communications with safety topics and providing safety training.

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

Available Information

Our website is www.iehcorp.com. On our website we make available at no cost our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The information contained on our website is not a part of this annual report on Form 10-K.

Item 1A. Risk Factors:

In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations or future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. The material and other risks and uncertainties summarized in this Annual Report on Form 10-K and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

Risks Related to Our Business:

We operate in a niche industry and our business results may vary from year to year depending upon, among other things, the nature of the ordering cycle of our products which makes it hard to predict demand for our business and may adversely impact our business and results of operations.

We manufacture PCB connector offerings for specialized applications and our customers include defense contractors, commercial aerospace equipment manufacturers, medical device manufacturers, oil and gas exploration firms, and commercial space launch companies. Our products are typically a small part in a larger end product used by our customers. Supply shortages or other factors impacting third party suppliers that supply different parts to our customers for use in the same end product in which our product is used can impact demand for our products. For example, recent supply shortages for parts produced by other manufacturers in the end product in which our product is used we believe has caused delays in ordering our products. In addition, due to the specialized nature of our products, we often manufacture limited quantities of our products. Since we are producing customized products in smaller quantities, we are not able to achieve economies of scale, we are unable to obtain bulk discounts on our orders for raw materials and sometimes the fulfillment of the supply of the raw materials used in our products is delayed because our suppliers may prioritize larger orders. All of these factors may have an adverse impact on our business and results of operations.

In addition, the ultimate end product in which our products are used have long and irregular ordering cycles which may cause our business results to vary year to year. For example, some of our products are used in airplanes which often are operable for about thirty years and thus are replaced over longer time horizons than many other products and are susceptible to changes in the demand for travel. The ordering cycle for our customers is often irregular and hard to predict. For example, our sales have declined, generally on a quarter over quarter basis, from the quarter ended September 30, 2020 through the quarter ended March 31, 2022, and we are unable to predict if or when they will increase in the future. This makes it difficult for us to anticipate when demand increases will occur and adjust our business and ordering to accommodate fluctuations in demand. If we are not able to ramp production up or down quickly enough in response to rapid changes in demand, we may not be able to effectively manage our costs, which could negatively impact operating results, and we may lose sales and market share.

The loss of certain substantial customers could materially and adversely affect us.

During the year ended March 31, 2022, approximately 37.1% of the Company’s total net sales were from three customers, and consists individually of 12.5%, 12.3% and 12.3% of our total net sales for the year. During the year ended March 31, 2021, approximately 36.0% of the Company’s total net sales were from three customers, and consists individually of 17.3%, 10.4% and 8.3% of our total net sales for the year. During the year ended March 31, 2020, approximately 36.6% of the Company’s total net sales were from three customers, and consists individually of 13.6%, 13.1% and 9.9% of our total net sales for the year. We believe that the loss of one or more of these customers could have a material adverse effect on our financial position and results of operations.  We have experienced significant concentrations of customers in prior years.  Furthermore, factors that negatively impact the businesses of our major customers could materially and adversely affect us even if the customer represents a relatively small part of our net sales.

We may need additional funding in the future and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our production or business efforts.

Although we have enough working capital in the short term, we may need to raise additional funding in connection with our continuing operations through the debt or equity markets in the future. If we are to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our business efforts. Any capital raising efforts would also be impacted by our administrative proceeding with the SEC pursuant to Exchange Act section 12(j), and whether the SEC suspends for up to twelve months, or revokes, the registration of our securities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from macroeconomic conditions or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with partners or others and we may be required to relinquish rights to some of our intellectual property or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we are unable to obtain funding on a timely basis, our business, financial condition and results of operations may be materially affected.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file our Quarterly and Annual Reports following our fiscal 2020 Annual Report with the SEC; thus, we have not remained current in our reporting requirements with the SEC. We are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current filer. If we wish to pursue an offering now, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

The Company may have limited intellectual property protection.

The Company possesses certain proprietary intellectual property, including but not limited to, trade secrets, know-how and proprietary processes. The Company relies on this intellectual property, know-how and other proprietary information, and requires employees, consultants and suppliers to sign confidentiality agreements. However, these confidentiality agreements may be breached, and the Company may not have adequate remedies for such breaches. Third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have a material adverse effect on the business, results of operations or prospects.

We are a niche manufacturer of highly engineered products that are high value/short run, using a unique mix of labor and capital equipment.

Our engineers provide HYPERBOLOID interconnect solutions for defense, commercial, aerospace and medical use. Our products are specialized and require special equipment and skilled workers to operate our machinery. Our reliance on our skilled labor and capital equipment subjects us to a number of risks that could negatively affect our ability to manufacture our products and harm our business, including interruption of supply. We expect our overall reliance on our mix of labor and capital equipment to continue. Any significant delay or interruption in our mix of labor and capital equipment could impair our ability to meet the demand of our customers and could harm our business. With changes in demand, labor costs, and capital equipment costs, there can be no assurance that we will be able to maintain the labor and capital equipment mix and therefore maintain our margins.

A significant design, manufacturing or supplier quality issue could adversely affect profitability.

As a manufacturer of highly engineered products, the performance, reliability and productivity of the Company’s products are some of its competitive advantages. While the Company prides itself on implementing procedures to ensure the quality and performance of its products and suppliers, a significant quality or product issue, whether due to design, performance, manufacturing or supplier quality issue, could lead to scrapping of raw materials, finished goods or returned products, the deterioration in a customer relationship, or other action that could adversely affect costs, future sales and profitability.

We recently opened a satellite facility in Allentown, PA and if we are unable to successfully integrate the facility into our operations, our manufacturing and business could be adversely impacted.

We recently opened a new manufacturing facility in Allentown, PA in December 2021. While we have commenced operations at the facility, we continue to staff and equip the facility. We will need to hire additional personnel to staff and maintain this facility with the technical qualifications to do so. Labor is subject to external factors that are beyond our control, including our industry’s competitive market for skilled workers, cost, inflation and workforce participation rates. There is also increased risk that we will fail to maintain our culture as we seek to maintain our culture at the new facility. The failure to successfully integrate the new facility with our business could seriously harm our business and prospects. In addition, ramping up production at the new facility is necessarily time intensive, costly and inefficient. If we are unable to successfully ramp up and continue to operate our new facility, our business and results of operations may be adversely affected.

A shortage of availability or an increase in the cost of raw materials and other resources may adversely impact our ability to manufacture our products at cost effective prices and thus may negatively impact profit margins.

Our results of operations may be materially adversely impacted by difficulties in obtaining raw materials, supplies, power, labor and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices.  Many of these materials and components are produced by a limited number of suppliers and their availability to us may be constrained by supplier capacity. In 2021, pandemic-related issues created port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses and increasing prices of raw materials generally.  Any material disruption to our raw materials and other resources could materially adversely affect our financial results.  Profit margins will be materially and adversely impacted if we are not able to reduce our costs of production, introduce technological innovations, or pass through cost increases to customers.

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

We are a small business that competes globally in a competitive industry that is highly fragmented.

The market for connectors and interconnect devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors and interconnects. The Company has been servicing a niche in the market by manufacturing connectors containing HYPERBOLOID contact designs in the printed wiring board style of connectors. The connector and interconnect device industry is competitive and fragmented and includes numerous small organizations capable of competing in the markets we target. Although large companies tend to not compete directly with us due to the customized and small batch nature of our business, large companies compete in adjacent industries and possess substantially greater financial and other resources than we do. Larger competitors’ greater resources could allow those competitors to compete more effectively than we can. Our competitors have successfully built their names in the industry in which we compete. These various competitors may be able to offer products more competitively priced and more widely available than our offerings, and also have greater resources to acquire members and suppliers than us. Failure to compete in the industry in which we operate would adversely affect our results of operations, and thus you may lose your entire investment.

Our results of operations and financial condition have been and may in the future be adversely impacted by the COVID-19 pandemic.

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products. The COVID-19 pandemic caused changes in customer behavior, as well as economic disruptions. Although consumer activity has improved since the start of the pandemic and government restrictions have been lifted in the United States, recovery varies globally and the ongoing COVID-19 pandemic and its effects continue to evolve. Supply chain issues, inflationary pressures, the emergence of new variants and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new variants have contributed in the past to the volatility of ongoing recovery. We are unable to predict the future path or impact of any global or regional COVID-19 resurgences, including existing or future variants, or other public health crises. The reinstatement and subsequent lifting of these measures may occur periodically, which could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our customers and suppliers.

Accounting Related Risks and Other Factors:

Management identified material weaknesses in our internal control over financial reporting. Such weaknesses may lead to additional risks and uncertainties, including stockholder or other actions, loss of investor confidence and negative impacts on our stock price. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022 and concluded that our internal control over financial reporting was not effective as of March 31, 2022, as certain of the Company’s controls associated with reconciliations of inventory, cost of products sold and income taxes, as well as for the calculation of stock-based compensation awards, were not operating effectively. Further, the Company has not established an effective control environment due to the ineffective design and implementation of Information Technology General Controls (“ITGC”). The Company’s ITGC deficiencies included improperly designed controls pertaining to change management and user access rights over systems that are critical to the Company’s system of financial reporting. We have taken and continue to take remedial steps to improve our internal control over financial reporting. For further discussion of the material weakness identified and our remedial efforts, see Item 9A, Controls and Procedures.

Management is working to remediate the identified material weaknesses. Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. We may not be able to fully remediate these material weaknesses until additional steps have been completed and have been operating effectively for a sufficient period of time. We cannot assure you that the measures we have taken to date and plan to take will be sufficient to remediate the material weaknesses we identified or avoid the identification of additional material weaknesses in the future. If we are unable to successfully remediate our existing material weakness or any additional material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness and our ability to complete acquisitions may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, applicable listing requirements and other requirements; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; we may suffer defaults, accelerations or cross-accelerations under our debt instruments or derivative arrangements to the extent we are unable to obtain additional waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management and the accuracy of our financial statements and disclosures, result in events of default under our banking agreements, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or additional stockholder litigation, and have a material adverse impact on our business and financial condition.

Efforts to comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur additional expenses in the near term that may negatively impact our financial performance. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the applicable provisions of Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

We identified certain misstatements to our previously issued financial statements and have restated the financial statements described below, which has exposed us to a number of additional risks and uncertainties.

As discussed in the Explanatory Note, Note 2 and Note 15 of our Financial Statements, we restated our previously issued audited financial statements for the year ended March 31, 2020 and its interim financial statements for the quarterly periods ended September 27, 2019 and December 31, 2019. In connection with the Company’s migration to the new accounting system, including the reconciliation of the old and new systems and preparation of its year end accounting, management discovered that inventory balances previously reported as of September 27, 2019, December 31, 2019 and March 31, 2020, were misstated.

As a result of the misstatements and the restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including risks of lawsuits. Any actions, lawsuits or other legal proceedings related to the misstatements or the restatement could result in reputational harm, additional defense and other costs, regardless of the outcome of the lawsuit or proceeding. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations.

The restatement of our financial statements described above has diverted, and our ongoing efforts to remediate our internal control may continue to divert, management from the operation of our business. The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business.

The Board of Directors, members of management, and our accounting and other staff have spent significant time on the restatement and remediation and will continue to spend significant time on remediation of internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish our strategic objectives.

We may face litigation and regulatory action relating to the restatement of our financial statements.

We cannot ensure that litigation or other claims by shareholders will not be brought in the future arising out of the restatement of our financial statements. We may also be subject to further examinations, investigations, proceedings and orders by regulatory authorities, including a cease and desist order, suspension of trading of our securities, delisting of our securities and/or the assessment of possible civil monetary penalties. Any such further actions could be expensive and damaging to our business, results of operations and financial condition.

We have incurred and expect to continue to incur significant expenses related to the restatement and remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.

We have devoted and expect to continue to devote substantial internal and external resources towards remediation efforts relating to the restatement of our financial statements, the management review process and other efforts to implement effective internal controls. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. As described in this Annual Report on Form 10-K, we have taken a number of steps in order to strengthen our accounting function so as to allow us to be able to provide timely and accurate financial reporting. However, we cannot assure you that these steps will be successful. To the extent these steps are not successful, we could be required to incur significant additional time and expense. The expenses we are incurring in this regard, as well as the substantial time devoted by our management towards identifying and addressing the internal control deficiencies, could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO THE COMPANY’S EFFORTS TO BECOME CURRENT IN ITS PERIODIC REPORTING AND BEING A PUBLIC COMPANY

As a result of the Company’s late periodic filings, the SEC instituted an administrative proceeding pursuant to Section 12(j) of the Exchange Act to determine whether it is appropriate to suspend for up to twelve months or revoke the registration of the Company’s common stock. Although we have filed an answer to the Order, conducted a prehearing conference with the SEC’s staff, and filed an Opposition Brief to the SEC Division of Enforcement’s Motion for Summary Disposition, the ultimate outcome of the administrative proceeding may be adverse to the Company, and may result in the suspension or revocation of the registration of our common stock.

The Company is currently delinquent in its periodic reporting obligations and as a result the SEC instituted administrative proceedings on August 17, 2022 (the “Order”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock. On October 3, 2022, we filed an answer to the Order and on October 13, 2022, we conducted a prehearing conference with SEC staff in the Division of Enforcement. On March 1, 2023 the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. The Commission will issue a decision on the basis of the record in the proceeding. The Company cannot at this time predict the timing of a decision by the Commission or the outcome of such decision. Although the Company continues to make progress towards completion of its periodic reports and intends to vigorously defend against the allegations in the Order to avoid possible suspension or revocation of the registration of its common stock, if the SEC issues a final order to suspend or revoke the registration of the Company’s common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making market in, publishing quotations of, or otherwise effecting transactions with respect to, such common stock until, in the case of suspension, the lifting of such suspension, or, in the case of a revocation, the Company files a new registration statement with the SEC under the Exchange Act and that registration statement is declared effective. As a result, public trading of the Company’s common stock would cease and investors would find it extraordinarily difficult to acquire or dispose of the Company’s common stock or obtain accurate price quotations for the Company’s common stock, which could result in a significant decline in the value of the Company’s stock. In addition, the Company’s business may be adversely impacted, including, without limitation, an adverse impact on the Company’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives.

The Company faces challenges in producing accurate financial statements and periodic reports as required on a timely basis.

As discussed in this Annual Report on Form 10-K, we discovered that inventory balances previously reported were misstated as a result of our migration to a new SAP System of accounting. Ultimately, there were a number of issues with the SAP System, including system design and implementation issues as well as utilization issues. As a result, the Company has hired a number of third party consultants and additional personnel and enhanced many aspects of its accounting procedures. Although the Company believes it has discovered and improved all of the issues that resulted in the misstated financials, the Company is still in the process of assimilating these complex and pervasive changes and improving utilization, continues to have material weaknesses in internal control over financial reporting and, as a result, cannot assure you that the Company will not experience additional errors or delays with respect to the preparation of its financial statements and its periodic reports in the future.

In addition, as previously noted, the Company has engaged outside consulting firms and other external consultants to assist its finance organization in completing the preparation of its financial statements, and preparing this Annual Report and other periodic reports. The Company relies heavily on these third party consultants who assist in the preparation of financial statements, including extracting financial data from our SAP System, and the timely filing of periodic reports with the SEC. If our third party consultants are unable to provide the Company with the necessary assistance and financial information in a timely manner, the Company will be unable to file its periodic reports when due. In addition, replacing these consultants with new employees may result in the loss of important institutional knowledge or otherwise create transitional issues that could delay the preparation of financial statements and periodic reports. Furthermore, in 2021 and 2022, we have experienced attrition of employees at the consulting firms on which we rely. If we are unable to rely on our third party consultants in the future or we do not receive their assistance in a timely manner, we may in the future have delays in reporting which could adversely affect our business.

Potential for future errors in the application of accounting rules and pronouncements.

The completion of the audits of our financial statements involved significant review and analyses, including highly technical analyses of data and business practices and the extraction of data from the SAP System. Given the complexity and scope of this process, and despite the extensive time, effort and expense that went into it, additional accounting errors may in the future come to light in these or other areas that may result in future restatements.

Efforts by the Company to become current in its periodic reporting obligations have required diversion of management’s attention from business operations, led to concerns on the part of investors about the financial condition of the Company and potential loss of business opportunities and resulted in the incurrence of substantial expenses.

Since discovering the issues with the Company’s previously reported financials in connection with the Company’s transition to the SAP System, the Company’s management, including its finance and accounting personnel, has devoted and continue to devote substantial time, effort and resources to its efforts to become current in its periodic reporting obligations, in addition to performing its day-to-day duties. These efforts and the exigent circumstances have diverted and may continue to divert, management’s attention away from our business. In addition, the delay in the completion of the Company’s periodic reports and the financial condition of the Company have caused concerns on the part of investors and may have resulted in the loss of potential business opportunities or declines in the value of the Company’s common stock.

In addition, to assist their respective finance and accounting teams, the Company engaged outside accounting consulting firms and other external consultants to assist in the preparation of financial statements and periodic reports and has incurred and continues to incur substantial expenses for their services, in addition to incurring substantial expenses for external legal, tax and other professional services.

The staff of the SEC may review the periodic reports of the Company and may request amendments of financial information or other disclosures.

Following its review of periodic reports (including, but not limited to, this Annual Report) filed with the SEC, the staff of the SEC may request that the Company make additional changes to its reporting of financial information contained in such periodic reports, potentially requiring amendments to their financial information or other disclosure.

Any further amendments to the financial information of the Company, among other things:

●	would distract management’s attention from our business and operations;

●	may require the Company to suspend the exercise of options by employees until it becomes current again in its periodic reporting obligations under the federal securities laws;

●	would result in incurring substantial additional professional expenses;

●	may adversely affect the Company’s reputation, credibility with customers and investors and its ability to raise capital; and

●	may subject the Company to the risk of additional litigation and regulatory investigations and actions.

The requirements of being a public company may strain our resources, divert management’s attention and affect its ability to attract and retain qualified board members.

As a public company listed in the U.S., we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and any rules promulgated thereunder. Our management team may not successfully or efficiently manage being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. Operating a public company requires significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition. For example, the requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required and, as a result, management’s attention may be diverted from other business concerns. The costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations.

In order to satisfy our obligations as a public company, we may need to hire qualified accounting and financial personnel with appropriate public company experience.

As a public company, we need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. We may need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and retain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from research and development efforts.

RISKS RELATED TO OUR COMMON STOCK

Our stock price is volatile and could decline; there is currently a limited trading market for our common stock and we cannot predict how liquid the market might become.

There has been a limited trading market for our common stock and we cannot predict how liquid the market for our common stock might become. On September 28, 2021 our stock began trading in accordance with the OTC Pink Sheet No Information tier. Broker dealer firms are not able to provide stock quotes for IEH’s common stock and transactions are limited to the “Expert” market. The quotation of our common stock on the OTC Pink Sheets does not assure that a meaningful, consistent and liquid trading market exists. The market price for our common stock is subject to volatility and holders of our common stock may be unable to resell their shares at or near their original purchase price, or at any price. In the absence of an active trading market, investors may have difficulty buying and selling, or obtaining market quotations for our common stock; market visibility for our common stock may be limited; and a lack of visibility for our common stock may have a depressive effect on the market for our common stock. While we intend to regain listing on an actively traded platform, there can be no assurance that we will be successful.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 31, 2022 traded as low as $11.95 per share and as high as $18.25 per share. During the period April 1, 2022 through June16, 2023, our stock price traded as low as $5.75 per share and as high as $12.45 per share. Fluctuations may be exaggerated since the trading volume is and would likely be volatile, limited, and sporadic. These fluctuations may or may not be based upon any business or operating results. We cannot assure you that your investment in our common stock will not decline.

Except for a single dividend declared and paid in 2017, we have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

Except for a single dividend declared and paid in 2017, we have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

The Offerman family has substantial influence over our management and policies, and their interests may conflict with ours or yours in the future.

Gail Offerman and Dave Offerman, our Chief Executive Officer, (the “Offerman Investors”) beneficially own approximately 47% of our common stock as of June 22, 2023, and will generally vote together as a single class on matters submitted to a vote of our stockholders. As a result, the Offerman Investors may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. In addition, the Offerman Investors and their affiliates exercise significant influence over the operations of our Company because the Company has been a business led by the Offerman family for generations. These stockholders may make decisions that are adverse to your interests.

We have reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.

We have a public float of less than $250 million and therefore qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures, exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for our investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive due to our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be volatile.

There are risks related to the implementation of our perpetual accounting system.

We have been engaged in a multi-year process of conforming the majority of our operations onto a new perpetual accounting system, SAP’s Business One system along with an add-on, Beas Manufacturing, to replace its legacy periodic accounting system with the purpose of improving our financial reporting. We have identified the errors that led to the restatement of previously reported financials, any significant deficiency in the design and implementation of the SAP System could negatively impact our financial data and may result in inaccurate financials or delays in our periodic reports with the SEC, which may have a material adverse effect on our business, financial condition or results of operations.

Risks Related to General Economic Conditions and Other Factors:

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond the Company’s control may adversely impact our business and operating results.

The Company’s operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. The United States has from time to time experienced challenging economic conditions, including in connection with the COVID-19 pandemic, and the global financial markets have recently undergone and may continue to experience significant volatility and disruption. Our business, financial condition and results of operations may be materially adversely affected by changes in consumer confidence, levels of unemployment, inflation, interest rates, tax rates and general uncertainty regarding the overall future economic environment. A recession or slowdown in the economy may cause a decline in demand for our products and have a negative impact on our business.

We are also impacted by changes in trade policy. In recent years, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs. Changes to current policies by the U.S. or other governments could affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with other countries. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. Market volatility and currency exchange rate fluctuations could have a material adverse effect on our business, financial condition, results of operations or cash flows. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s trading relationships.

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

The global nature of our operations exposes us to numerous risks that could materially adversely affect our financial condition and results of operations.

We serve customers in the United States and abroad, with a sales presence in over 40 countries. Sales outside of the United States are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we sell our products could result in the disruption of commerce and negatively impact cash flows from our operations in those areas. Risks inherent in our international operations include, among others:

●	COVID-19-related closures and other pandemic-related uncertainties in the countries in which we operate;

●	Import and export regulations that could erode profit margins or restrict exports;

●	Foreign exchange controls and tax rates;

●	Foreign currency exchange rate fluctuations, including devaluations;

●	Changes in regional and local economic conditions, including local inflationary pressures;

●	Difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

●	Variations in protection of intellectual property and other legal rights;

●	Inability or regulatory limitations on our ability to move goods across borders;

●	Changes in laws and regulations, including the laws and policies of the United States affecting trade, tariffs and foreign investment;

●	Restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, trade wars, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

●	Unsettled political conditions and possible terrorist attacks against U.S. or other interests; and

●	Political tensions and armed conflict, such as the ongoing war between Russia and Ukraine.

If we are unable to anticipate and effectively manage these and other risks, it could have a material and adverse effect on our business, our results of operations and financial condition.

We are the primary source for various commercial and aerospace applications in China. There is always a risk of being second sourced by domestic manufacturers, and trade tensions or nationalizing supply chains adversely impacting our business.

Sales to customers located outside the U.S. accounted for approximately 23.8%, 23.3% and 18.4% of our revenue in fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020, respectively. Of these amounts, approximately 68.2%, 85.8%, and 47.0% were attributable to sales to customers located in China in fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020, respectively. We expect that revenue from international sales to China will continue to be a significant part of our total revenue. Any weakness in the Chinese economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. In addition, there is a risk that manufacturers in China may compete with us and replace us. The imposition by the U.S. of tariffs on goods imported from China, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China and other government actions that restrict or otherwise adversely affect our ability to sell our products to Chinese customers may have a material impact on our business. In addition, we may be subject to rules and regulations of the PRC or the jurisdiction of other governmental agencies in the PRC that may adversely affect our rights and obligations. In the event of a dispute, we will likely be subject to the exclusive jurisdiction of foreign courts.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our securities will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

If relations between the U.S. and China worsen, our business could be adversely affected by the trade war and investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the U.S. and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the U.S. and China, whether or not directly related to our business, could reduce the price of our common stock. These controversies also could make it more difficult for us to sell our products to our customers in China. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to import and export of goods, taxes, tariffs and duties and other charges on imports from China or exports to China. Due to an increase in tariffs imposed by China on products from U.S., some of our customers might seek alternatives, which could have negative impact on our sales as we mainly sell our own products to customers in China. In order to avoid these new tariffs, the market has shifted towards an uncertain era including sourcing from other countries. Our sales during this stage may also be negatively impacted by this shift in behavior.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 59.1%, 60.8%, and 59.5% of the Company’s net revenues for the fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020, respectively, came from sales to the military market. The Company participates in a broad spectrum of defense programs. Accordingly, the Company’s sales are affected by changes in the defense budgets and policies of the U.S. government. A significant decline in U.S. government defense expenditures could have an adverse effect on the Company’s business, financial condition and results of operations. U.S. government expenditures are also subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products.

We may be adversely affected by natural disasters, pandemics and other catastrophic events and by man-made problems such as terrorism that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our business operations are located in Brooklyn, New York and Allentown, PA. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. As an example, the New York City area was significantly impacted by the COVID-19 pandemic and, due to safety considerations for our employees and government restrictions, including stay-at-home orders, certain of our employees worked from home for an extended period of time. In addition, our suppliers’ facilities are located in locations susceptible to natural disasters or similar events, such as tornadoes, fires, explosions or large-scale accidents or power outages, or IT threats, pandemic, acts of terrorism and other geo-political unrest, which could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the manufacture or distribution of our products, our business, financial condition, operating results and prospects would suffer.

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

Item 1B. Unresolved Staff Comments:

None

Item 2. Properties:

The Company’s lease term for its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York ran from December 1, 2010 through November 30, 2020. The lease was renewed on December 1, 2020, the Company entered into a renewed 120 month lease agreement for the building in Brooklyn, NY. The lease is approximately 20,400 square feet of space, of which it estimates 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations. The basic minimum annual rental remaining on this lease is $2,579,892 as of March 31, 2022.

The Company entered into a new lease on January 29, 2021 for a building at 200 Cascade Drive, Bldg. 2, Suite H Allentown, PA 18109 running through March 30, 2028. The lease is approximately 50,400 square feet of space. The basic minimum annual rental remaining on this lease is $1,470,804 as of March 31, 2022.

Item 3. Legal Proceedings:

There are no legal proceedings that have occurred within the past year concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

On August 17, 2022, the SEC issued an Order Instituting Administrative Proceedings and Notice of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the administrative proceeding is for the Commission to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months, or revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act of the Company. The Company filed an Answer in the proceeding on October 3, 2022 and on October 13, 2022 we conducted a prehearing conference with SEC staff in the Division of Enforcement. On March 1, 2023 the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. The Commission will issue a decision on the basis of the record in the proceeding.

Item 4. Mine Safety Disclosures:

Not applicable

IEH CORPORATION

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities:

Principal Market:

Beginning on September 28, 2021, as a result of the SEC’s amendments to Exchange Act Rule 15c2-11 which requires listed companies to be current in their SEC periodic reports or provide alternative information, trading in the Company’s shares of common stock is in accordance with the OTC Pink Sheet No Information tier and transactions are limited to the “Expert” market. As a result, broker dealer firms are not able to provide stock quotes for the Company’s common stock. Persons who hold our common stock or wish to purchase our common stock will have to contact their brokers directly in order to buy or sell shares. Prior to September 28, 2021, on March 22, 2019, the Company’s shares of common stock (the “common stock”) commenced trading exclusively on the OTCQX Marketplace. Prior to March 22, 2019, the common stock was traded exclusively on the OTCQB Marketplace commencing on March 17, 2017. The shares are quoted under the ticker symbol “IEHC”. Investors are able to view real-time quotes at http://www.otcmarkets.com. Because we are quoted on the OTC Pink Sheet, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

Market Information:

The range of high and low bid prices for the Company’s common stock, for the periods indicated as set forth below as reported by the OTC Markets. Set forth below is a table indicating the high and low bid prices of the common stock during the periods indicated. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High Bid	Low Bid
Fiscal Year ended March 31, 2020

April 1, 2019 – June 28, 2019	$19.90	$15.95
June 29, 2019 – September 27, 2019	$25.00	$17.20
September 28, 2019 – December 31, 2019	$24.97	$19.50
January 1, 2020 – March 31, 2020	$23.00	$11.69

Fiscal Year ended March 31, 2021

April 1, 2020 – June 30, 2020	$22.00	$12.00
July 1, 2020 – September 30, 2020	$19.20	$15.25
October 1, 2020 – December 31, 2020	$17.30	$12.71
January 1, 2021 – March 31, 2021	$20.92	$15.80

Fiscal Year ended March 31, 2022

April 1, 2021 – June 30, 2021	$18.25	$14.99
July 1, 2021 – September 30, 2021	$16.50	$12.00
October 1, 2021 – December 31, 2021	$12.75	$11.95
January 1, 2022 – March 31, 2022	$12.50	$12.00

Holders:

The number of record holders of the Company’s common stock as of June 13, 2023 was 194. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Dividends:

Except for a single cash dividend declared and paid in 2017, we have never declared or paid a regular, quarterly cash dividend on our Common Stock, and we do not expect to pay any regular, quarterly cash dividend on our Common Stock in the foreseeable future. Payment of future dividends, if any, on our Common Stock will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion.

Recent Sales of Unregistered Securities:

None.

Item 6. [Reserved]

Not Applicable.

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

Our customers consist of OEMs (Original Equipment Manufacturers) and distributors who resell our products to OEMs. We sell our products directly and through 22 independent sales representatives and distributors located in all regions of the United States, Canada, the European Union, Southeast Asia, Central Asia and the Middle East.

The customers we service are in the Military, Aerospace, Space, Medical, Oil and Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing (“QPL”) MIL-DTL-55302 and supply customer requested modifications to this specification. For the fiscal year ending March 31, 2022, approximately 59.1% of our sales were for defense applications, 14.7% for commercial aerospace, and the remainder in commercial space launch, medical, oil and gas and industrial markets. For the fiscal year ending March 31, 2021, approximately 60.8% of our sales were for defense applications, 21.4% for commercial aerospace, and the remainder in commercial space launch, medical, oil and gas and industrial markets. For the fiscal year ending March 31, 2020, approximately 59.5% of our sales were for defense applications, 22.7% for commercial aerospace, and the remainder in commercial space launch, medical, oil and gas and industrial markets. Our offering of “QPL” items has recently been expanded to include additional products.

We are exposed to and impacted by macroeconomic factors and U.S., state and local government policies. Current general economic conditions are uncertain, resulting in market volatility and decreased consumer confidence. We have adopted particular measures to protect our employees at our manufacturing operations in Brooklyn, New York, and Allentown, PA, and we expect to execute on our contracts through carefully designed arrangements.

Coronavirus (COVID-19):

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and shipping, created significant volatility and disruption in financial markets and resulted in weakened economic conditions. While as part of efforts to contain the spread of COVID-19, federal, state, local and foreign governments imposed various restrictions on the conduct of business and travel during 2020 and 2021, most of these restrictions have been lifted, except in China where many remain in place. Because of these restrictions, the Company continued to experience softened demand for its products generally, and in China, during fiscal 2022.

Worldwide Supply Chain Disruptions

Worldwide supply chain disruptions, which were initially brought about by the impact of the COVID-19 pandemic, have persisted despite the recovery in the global economy and financial markets. The Company has experienced longer lead times for raw materials and has experienced raw material cost increases compared to prior fiscal years. These and other issues resulting from worldwide supply chain disruptions have recently improved but are expected to continue to some degree in fiscal 2023 and could continue to have a material adverse effect on the Company’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, valuation of inventories, accounting for income taxes and stock-based compensation expense.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued ASC 606 “Revenue from Contracts with Customers” that, as amended on August 12, 2015, became effective for annual reporting periods beginning after December 15, 2017. The Company has adopted the provisions of ASC 606 as of March 30, 2019, using the modified retrospective transition method. However, such adoption did not have any effect on the way in which the Company recognizes, records and reports revenues. Management determined that there was no cumulative effect adjustment to the financial statements and the adoption of the standard did not require any adjustments to the financial statements for prior periods. Under the guidance of the standard, revenue represents the amount received or receivable for goods and services supplied by the Company to its customers. The Company recognizes revenue at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Most of the Company’s sales arrangements with customers are short-term in nature involving single performance obligations related to the delivery of goods and generally provide for transfer of control at the time of shipment to the customer.

The Company does not offer any discounts, credits or other sales incentives. Historically, the Company believes that it has no collection issues with its customer base. The Company’s policy with respect to customer returns and allowances as well as product warranty is as follows:

The Company may accept a return of defective product within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will replace the defective product with a new item. The cost of defective products is immaterial at this time. Billing terms vary by customer and product but generally do not exceed 30 days.

The Company provides engineering services as part of the relationship with its customers in developing the custom product. The Company is not obligated to provide such engineering service to its customers. The Company does not invoice its customers separately for these services.

The Company records a liability when receiving cash in advance of delivering goods or services to the customer. This liability is reversed against the receivable recognized when those goods or services are delivered. The company recorded deposits from customers of $97,885, $38,661, and $245,960, as of March 31, 2022, March 31, 2021 and March 31, 2020, respectively.

Valuation of Inventories

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

Accounting for Income Taxes

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

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest, reduced by the amount of estimated forfeitures. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option, which, for options granted in fiscal 2022, 2021 and 2020, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2022, 2021 and 2020. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0% based on the fact that we have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

Results of Operations:

Annual Results of Operations

Comparison of the Years Ended March 31, 2022 and March 31, 2021:

The following table summarizes our results of operations for the fiscal years ended March 31, 2022 and March 31, 2021:

	Fiscal Years Ended		Period-to-
	March 31, 2022	March 31, 2021	Period Change

Revenue	$24,265,589	$34,715,195	$(10,449,606)

Operating expenses:
Cost of products sold	19,328,249	24,436,692	(5,108,443)
Selling, general and administrative	5,039,072	6,903,330	(1,864,258)
Depreciation and amortization	837,201	790,250	46,951
Total operating expenses	25,204,522	32,130,272	(6,925,750)
Operating (loss) income	(938,933)	2,584,923	(3,523,856)
Other income (expense):
Other income (a)	2,214,030	65,197	2,148,833
Interest income (expense), net	391	(15,443)	15,834
Total other income (expense), net	2,214,421	49,754	2,164,667

Income before benefit from (provision for) income taxes	1,275,488	2,634,677	(1,359,189)
Benefit from (provision for) income taxes	162,646	(606,755)	769,401
Net income	$1,438,134	$2,027,922	$(589,788)

(a)	For the fiscal year ended March 31, 2022, other income consists of $2,103,885 of debt forgiveness income from the forgiveness of the PPP Loan (See Note 8 – PPP Loan and Note).

Revenue for the fiscal year ended March 31, 2022 was $24,265,589 reflecting a decrease of $10,449,606, or 30.1%, as compared to $34,715,195 for the fiscal year ended March 31, 2021. The decrease in revenues for fiscal year 2022 compared to fiscal year 2021 was primarily due to a decrease of $7,124,539 and $4,006,899 in our military and commercial aerospace revenues, respectively, as explained below.

The level of demand for our products generally lags a year or more behind major drivers of demand in the aerospace industry. Our revenues were negatively impacted by unprecedented reductions in demand in commercial aerospace due to two major factors. First, the worldwide grounding, principally during the year 2020, of the Boeing 737-Max jet following two crashes had a severe negative impact on demand for parts that we supply in support of that aircraft. Shortly thereafter, COVID-19 effectively grounded aircraft worldwide as air travel declined by approximately 90% in a matter of weeks. The commercial aerospace industry is still just recovering from this historic decline.

Our military revenues tend to track with geopolitical events, as well as defense priorities from one administration to the next. Accordingly, revenues for the years ending 2020 and 2021 were uncharacteristically high as demand for several military programs in which we were involved peaked at the same time.

Cost of products sold for the fiscal year ended March 31, 2022 was $19,328,249 reflecting a decrease of $5,108,443, or 20.9%, as compared to $24,436,692 for the fiscal year ended March 31, 2021. The decrease was principally attributable to the 30.1% decrease in revenue and variations in margins earned on different product platforms.

Selling, general and administrative expenses for the fiscal year ended March 31, 2022 was $5,039,072, reflecting a decrease of $1,864,258, or 27.0%, as compared to $6,903,330 for the fiscal year ended March 31, 2021. The decrease was primarily attributable to a decrease in stock-based compensation expense of $1,312,743, a decrease in sales commission expenses of $397,485, a decrease in COVID-19 related charges of $243,514, offset by an increase in accounting fees of $318,442.

Depreciation and amortization for the fiscal year ended March 31, 2022 was $837,201 reflecting an increase of $46,951, or 5.9%, as compared to $790,250 for the fiscal year ended March 31, 2021. The increase was principally attributable to an increase in capitalized leasehold improvements related to our new Pennsylvania facility.

Total other income (expense) for the fiscal year ended March 31, 2022 was income of $2,214,421, reflecting an increase of $2,164,667, as compared to income of $49,754 for the fiscal year ended March 31, 2021. The increase was primarily attributable to the gain on the forgiveness of the PPP loan of $2,103,885 in the first quarter of the fiscal year 2022.

Benefit from (provision for) income taxes for the fiscal year ended March 31, 2022 was a benefit of $162,646, as compared to a provision of $606,755 for the fiscal year ended March 31, 2021. The change was primarily attributable to a lower effective income tax rate in fiscal year ended March 31, 2022, on account of the effect of the $2,103,885 gain on forgiveness of debt, which was not subject to income tax. The effective tax rates for the fiscal years ended March 31, 2022 and 2021 were (12.7)% and 22.9%, respectively.

Comparison of the Years Ended March 31, 2021 and March 31, 2020 (As Restated):

The following table summarizes our results of operations for the fiscal years ended March 31, 2021 and March 31, 2020:

	Fiscal Years Ended
		As Restated	Period-to-
	March 31, 2021	March 31, 2020	Period Change

Revenue	$34,715,195	$32,154,549	$2,560,646

Operating expenses:
Cost of products sold	24,436,692	23,775,372	661,320
Selling, general and administrative	6,903,330	6,007,241	896,089
Depreciation and amortization	790,250	955,124	(164,874)
Total operating expenses	32,130,272	30,737,737	1,392,535
Operating income	2,584,923	1,416,812	1,168,111
Other income (expense):
Other income	65,197	-	65,197
Interest income (expense), net	(15,443)	(44,875)	29,432
Total other income (expense), net	49,754	(44,875)	94,629

Income before provision for income taxes	2,634,677	1,371,937	1,262,740
Provision for income taxes	(606,755)	(50,875)	(555,880)
Net income	$2,027,922	$1,321,062	$706,860

Revenue for the fiscal year ended March 31, 2021 was $34,715,195, reflecting an increase of $2,560,646, or 8.0%, as compared to $32,154,549 for the fiscal year ended March 31, 2020. This increase was principally attributable to the strength of our military business based on the increase in government spending on military infrastructure.

Cost of products sold for the fiscal year ended March 31, 2021 was $24,436,692, reflecting an increase of $661,320, or 2.8%, as compared to $23,775,372 for the fiscal year ended March 31, 2020. The increase was primarily attributable to the 8.0% increase in revenue, offset by the effect of changes in product mix.

Selling, general and administrative expenses for the fiscal year ended March 31, 2021 was $6,903,330, reflecting an increase of $896,089, or 14.9%, as compared to $6,007,241 for the fiscal year ended March 31, 2020. The increase was primarily attributable to an increase in salaries, wages and other related benefits of $351,762, an increase in stock-based compensation expense of $274,615 and an increase in COVID-19 related charges of $181,392.

Depreciation and amortization for the fiscal year ended March 31, 2021 was $790,250 reflecting a decrease of $164,874, or 17.3%, as compared to $955,124 for the fiscal year ended March 31, 2020. The decrease was primarily attributable to equipment reaching the end of its useful life during the period.

Total other income (expense) for the fiscal year ended March 31, 2021 was income of $49,754, reflecting an increase of $94,629, as compared to expense of $44,875 for the fiscal year ended March 31, 2020. The increase was a result of the recognition of other income of $65,197, offset by interest expense of $17,380 related to the PPP loan.

The provision for income taxes for the fiscal year ended March 31, 2021 was $606,755, reflecting an increase of $555,880 as compared to $50,875 for the fiscal year ended March 31, 2020. The increase was primarily attributable to a lower effective income tax rate in the fiscal year ended March 31, 2020 due principally to favorable tax deductions in 2020 attributable to certain exercises of stock options. The effective tax rates for the fiscal years ended March 31, 2021 and 2020 were 22.9% and 3.8%, respectively.

Interim Period Results of Operations

This Annual Report includes summary financial information for the three-months ended June 30, 2021, June 30, 2020 and June 28, 2019, the three and six-months ended September 30, 2021, September 30, 2020 and September 27, 2019, and the three and nine-months ended December 31, 2021, December 31, 2020 and December 31, 2019. The following is a summary of the results of operations of the Company during each of those periods.

Three, Six and Nine Months Periods of 2022 compared to 2021:

Three-months ended June 30, 2021 compared to three-months ended June 30, 2020

	Three-Months Ended		Period-to-
	June 30, 2021	June 30, 2020	Period Change

Revenue	$6,510,577	$8,265,086	$(1,754,509)

Operating expenses:
Cost of products sold	4,739,742	5,736,255	(996,513)
Selling, general and administrative	1,284,106	1,786,532	(502,426)
Depreciation and amortization	175,916	146,130	29,786
Total operating expenses	6,199,764	7,668,917	(1,469,153)
Operating income	310,813	596,169	(285,356)
Other income (expense):
Other income (a)	2,130,606	27,897	2,102,709
Interest income (expense), net	73	(8,973)	9,046
Total other income (expense), net	2,130,679	18,924	2,111,755

Income before provision for income taxes	2,441,492	615,093	1,826,399
Provision for income taxes	(97,904)	(140,856)	42,952
Net income	$2,343,588	$474,237	$1,869,351

(a)	For the three months ended June 30, 2022, other income consists of $2,103,885 of debt forgiveness income from the forgiveness of the PPP Loan (See Note 8 – PPP Loan and Note).

Revenue for the three months ended June 30, 2021 was $6,510,577, reflecting a decrease of $1,754,509, or 21.2%, as compared to $8,265,086 for the three months ended June 30, 2020. Our revenues were negatively impacted by unprecedented reductions in demand in commercial aerospace due to two major factors. First, the worldwide grounding of the Boeing 737-Max jet following two crashes had a severe negative impact on demand for parts that we supply in support of that aircraft. Shortly thereafter, COVID-19 effectively grounded aircraft worldwide as air travel declined by approximately 90% in a matter of weeks. The commercial aerospace industry is still just recovering from this historic decline.

Cost of products sold for the three months ended June 30, 2021 was $4,739,742, reflecting a decrease of $996,513, or 17.4% as compared to $5,736,255 for the three months ended June 30, 2020. The decrease was principally attributable to the 21.2% decrease in revenue.

Selling, general and administrative expenses for the three months ended June 30, 2021 was $1,284,106, reflecting a decrease of $502,426, or 28.1%, as compared to $1,786,532 for the three months ended June 30, 2020. The decrease was primarily due to a decrease in COVID-19 related charges of $236,573 and a decrease in commission expense of $130,902.

Depreciation and amortization for the three months ended June 30, 2021 was $175,916, reflecting an increase of $29,786, or 20.4%, as compared to $146,130 for the three months ended June 30, 2020. The increase was principally attributable to capitalized leasehold improvements in our new Pennsylvania facility.

Total other income (expense) for the three months ended June 30, 2021 was income of $2,130,679, reflecting an increase of $2,111,755, as compared to income of $18,924 for the three months ended June 30, 2020. The increase was primarily attributable to the gain on the forgiveness of the PPP loan of $2,103,885.

Provision for income taxes for the three months ended June 30, 2021 was $97,904, reflecting a decrease of $42,952 as compared to $140,856 for the three months ended June 30, 2020. The decrease was primarily attributable to a lower effective income tax rate for the three months ended June 30, 2021, on account of the effect of the $2,103,885 gain on forgiveness of debt, which was not subject to income tax.

Three-months ended September 30, 2021 compared to Three-months ended September 30, 2020

	Three-Months Ended		Period-to-
	September 30, 2021	September 30, 2020	Period Change

Revenue	$6,561,872	$9,538,479	$(2,976,607)

Operating expenses:
Cost of products sold	5,563,554	5,816,176	(252,622)
Selling, general and administrative	1,180,275	1,659,188	(478,913)
Depreciation and amortization	181,149	245,483	(64,334)
Total operating expenses	6,924,978	7,720,847	(795,869)
Operating (loss) income	(363,106)	1,817,632	(2,180,738)
Other income (expense):
Other income	50,839	23	50,816
Interest income (expense), net	126	(5,791)	5,917
Total other income (expense), net	50,965	(5,768)	56,733

(Loss) income before (provision for) benefit from income taxes	(312,141)	1,811,864	(2,124,005)
Benefit from (provision for) income taxes	69,914	(414,916)	484,830
Net (loss) income	$(242,227)	$1,396,948	$(1,639,175)

Revenue for the three months ended September 30, 2021 was $6,561,872, reflecting a decrease of $2,976,607, or 31.2%, as compared to $9,538,479 for the three months ended September 30, 2020. Our revenues were negatively impacted by unprecedented reductions in demand in commercial aerospace due to two major factors. First, the worldwide grounding of the Boeing 737-Max jet following two crashes had a severe negative impact on demand for parts that we supply in support of that aircraft. Shortly thereafter, COVID-19 effectively grounded aircraft worldwide as air travel declined by approximately 90% in a matter of weeks. The commercial aerospace industry is still just recovering from this historic decline.

Cost of products sold for the three months ended September 30, 2021 was $5,563,554, reflecting a decrease of $252,622, or 4.3%, as compared to $5,816,176 for the three months ended September 30, 2020. The decrease was principally attributable to the 31.2% decrease in revenue, offset by increases in manufacturing costs associated with scaling back operations to align with reductions in customer demand.

Selling, general and administrative expenses for the three months ended September 30, 2021 was $1,180,275, reflecting a decrease of $478,913, or 28.9%, as compared to $1,659,188 for the three months ended September 30, 2020. The decrease was primarily due to a decrease in commission expenses of $181,953 and a decrease in stock-based compensation expense of $139,372.

Depreciation and amortization for the three months ended September 30, 2021 was $181,149, reflecting a decrease of $64,334, or 26.2%, as compared to $245,483 for the three months ended September 30, 2020. The decrease was primarily due to equipment reaching the end of its useful life.

Total other income (expense) for the three months ended September 30, 2021 was income of $50,965, reflecting an increase of $56,733, as compared to an expense of $5,768 for the three months ended September 30, 2020. The change was primarily attributable to other income of $50,839.

Benefit from (provision for) income taxes for the three months ended September 30, 2021 was a benefit of $69,914, as compared to a provision of $414,916 for the three months ended September 30, 2020. The change was primarily attributable to a decrease in income before income taxes.

Six-months ended September 30, 2021 compared to six-months ended September 30, 2020

	Six-Months Ended		Period-to-
	September 30, 2021	September 30, 2020	Period Change

Revenue	$13,072,449	$17,803,565	$(4,731,116)

Operating expenses:
Cost of products sold	10,303,296	11,552,431	(1,249,135)
Selling, general and administrative	2,464,381	3,445,720	(981,339)
Depreciation and amortization	357,065	391,613	(34,548)
Total operating expenses	13,124,742	15,389,764	(2,265,022)
Operating (loss) income	(52,293)	2,413,801	(2,466,094)
Other income (expense):
Other income (a)	2,181,445	27,920	2,153,525
Interest income (expense), net	199	(14,764)	14,963
Total other income (expense), net	2,181,644	13,156	2,168,488

Income before provision for income taxes	2,129,351	2,426,957	(297,606)
Provision for income taxes	(27,990)	(555,772)	527,782
Net income	$2,101,361	$1,871,185	$230,176

(a)	For the six months ended September 30, 2022, other income consists of $2,103,885 of debt forgiveness income from the forgiveness of the PPP Loan (See Note 8 – PPP Loan and Note).

Revenue for the six months ended September 30, 2021 was $13,072,449, reflecting a decrease of 4,731,116, or 26.6%, as compared to $17,803,565 for the six months ended September 30, 2020. Our revenues were negatively impacted by unprecedented reductions in demand in commercial aerospace due to two major factors. First, the worldwide grounding of the Boeing 737-Max jet following two crashes had a severe negative impact on demand for parts that we supply in support of that aircraft. Shortly thereafter, COVID-19 effectively grounded aircraft worldwide as air travel declined by approximately 90% in a matter of weeks. The commercial aerospace industry is still just recovering from this historic decline.

Cost of products sold for the six months ended September 30, 2021 was $10,303,296, reflecting a decrease of $1,249,135, or 10.8%, as compared to $11,552,431 for the six months ended September 30, 2020. The decrease was principally attributable to the 26.6% decrease in revenue, offset by increases in manufacturing costs associated with scaling back operations to align with reductions in customer demand.

Selling, general and administrative expenses for the six months ended September 30, 2021 was $2,464,381, reflecting a decrease of $981,339 or 28.5%, as compared to $3,445,720 for the six months ended September 30, 2020. The decrease was primarily attributable to a decrease in commission expenses of $312,855, a decrease in COVID-19 related charges of $237,043 and a decrease in stock-based compensation expense of $211,943.

Depreciation and amortization for the six months ended September 30, 2021 was $357,065, reflecting a decrease of $34,548, or 8.8%, as compared to $391,613 for the six months ended September 30, 2020. The decrease was primarily due to equipment reaching the end of its useful life.

Total other income (expense) for the six months ended September 30, 2021 was income of $2,181,644, reflecting an increase of $2,168,488, as compared to income of $13,156 for the six months ended September 30, 2020. The increase was primarily attributable to the gain on the forgiveness of the PPP loan of $2,103,885 in the first quarter of the fiscal year 2022.

Provision for income taxes for the six months ended September 30, 2021 was $27,990, reflecting a decrease of $527,782 or 95.0%, as compared to $555,772 for the six months ended September 30, 2020. The decrease was primarily attributable to a lower effective income tax rate in fiscal year ended 2022, as the debt forgiveness of the PPP loan was not subject to income tax

Three-months ended December 31, 2021 compared to three-months ended December 31, 2020

	Three-Months Ended		Period-to-
	December 31, 2021	December 31, 2020	Period Change

Revenue	$5,814,132	$8,397,523	$(2,583,391)

Operating expenses:
Cost of products sold	4,546,524	4,683,903	(137,379)
Selling, general and administrative	1,320,001	2,193,989	(873,988)
Depreciation and amortization	226,338	204,300	22,038
Total operating expenses	6,092,863	7,082,192	(989,329)
Operating (loss) income	(278,731)	1,315,331	(1,594,062)
Other income (expense):
Other income	14,516	28,324	(13,808)
Interest income (expense), net	69	144	(75)
Total other income (expense), net	14,585	28,468	(13,883)

(Loss) income before benefit from (provision for) income taxes	(264,146)	1,343,799	(1,607,945)
Benefit from (provision for) income taxes	59,164	(307,800)	366,964
Net (loss) income	$(204,982)	$1,035,999	$(1,240,981)

Revenue for the three months ended December 31, 2021 was $5,814,132, reflecting a decrease of $2,583,391, or 30.8%, as compared to $8,397,523 for the three months ended December 31, 2020. Our revenues were negatively impacted by unprecedented reductions in demand in commercial aerospace due to two major factors. First, the worldwide grounding of the Boeing 737-Max jet following two crashes had a severe negative impact on demand for parts that we supply in support of that aircraft. Shortly thereafter, COVID-19 effectively grounded aircraft worldwide as air travel declined by approximately 90% in a matter of weeks. The commercial aerospace industry is still just recovering from this historic decline.

Cost of products sold for the three months ended December 31, 2021 was $4,546,524, reflecting a decrease of $137,379, or 2.9%, as compared to $4,683,903 for the three months ended December 31, 2020. The decrease was principally attributable to the 30.8% decrease in revenue, offset by increases in manufacturing costs associated with scaling back operations to align with reductions in customer demand.

Selling, general and administrative expenses for the three months ended December 31, 2021 was $1,320,001, reflecting a decrease of $873,988, or 39.8%, as compared to $2,193,989 for the three months ended December 31, 2020. The decrease was primarily attributable to a decrease in stock-based compensation expense of $959,904, offset by an increase in professional service fees of $83,316 and an increase in salaries and other related benefits of $46,253.

Depreciation and amortization for the three months ended December 31, 2021 was $226,338, reflecting an increase of $22,038, or 10.8%, as compared to $204,300 for the three months ended December 31, 2020. The increase was primarily attributable to capitalized leasehold improvements in our new Pennsylvania facility.

Total other income (expense) for the three months ended December 31, 2021 was income $14,585, reflecting a decrease of $13,883, or 48.8%, as compared to income of $28,468 for the three months ended December 31, 2020. The decrease was primarily attributable to a decrease in other income of $13,808.

Benefit from (provision for) income taxes for the three months ended December 31, 2021 was a benefit of $59,164, as compared to a provision of $307,800 for the three months ended December 31, 2020. The change was primarily attributable to a decrease in income before income taxes.

Nine-months ended December 31, 2021 compared to nine-months ended December 31, 2020

	Nine-Months Ended		Period-to-
	December 31, 2021	December 31, 2020	Period Change

Revenue	$18,886,581	$26,201,088	$(7,314,507)

Operating expenses:
Cost of products sold	14,849,820	16,236,334	(1,386,514)
Selling, general and administrative	3,784,382	5,639,709	(1,855,327)
Depreciation and amortization	583,403	595,913	(12,510)
Total operating expenses	19,217,605	22,471,956	(3,254,351)
Operating (loss) income	(331,024)	3,729,132	(4,060,156)
Other income (expense):
Other income (a)	2,195,961	56,244	2,139,717
Interest income (expense), net	268	(14,620)	14,888
Total other income (expense), net	2,196,229	41,624	2,154,605

Income before benefit from (provision for) income taxes	1,865,205	3,770,756	(1,905,551)
Benefit from (provision for) income taxes	31,174	(863,572)	894,746
Net income	$1,896,379	$2,907,184	$(1,010,805)

(a)	For the nine months ended December 30, 2022, other income consists of $2,103,885 of debt forgiveness income from the forgiveness of the PPP Loan (See Note 8 – PPP Loan and Note).

Revenue for the nine months ended December 31, 2021 was $18,886,581, reflecting a decrease of $7,314,507, or 27.9%, as compared to $26,201,088 for the nine months ended December 31, 2020. Our revenues were negatively impacted by unprecedented reductions in demand in commercial aerospace due to two major factors. First, the worldwide grounding of the Boeing 737-Max jet following two crashes had a severe negative impact on demand for parts that we supply in support of that aircraft. Shortly thereafter, COVID-19 effectively grounded aircraft worldwide as air travel declined by approximately 90% in a matter of weeks. The commercial aerospace industry is still just recovering from this historic decline.

Cost of products sold for the nine months ended December 31, 2021 was $14,849,820, reflecting a decrease of $1,386,514, or 8.5%, as compared to $16,236,334 for the nine months ended December 31, 2020. The decrease was principally attributable to the 27.9% decrease in revenue, offset by increases in manufacturing costs associated with scaling back operations to align with reductions in customer demand.

Selling, general and administrative expenses for the nine months ended December 31, 2021 was $3,784,382, reflecting a decrease of $1,855,327, or 32.9%, as compared to $5,639,709 for the nine months ended December 31, 2020. The decrease was primarily attributable to a decrease in stock-based compensation expense of $1,171,838 and a decrease in COVID-19 related charges of $242,540.

Depreciation and amortization for the nine months ended December 31, 2021 was $583,403, reflecting a decrease of $12,510, or 2.1%, as compared to $595,913 for the nine months ended December 31, 2020. The decrease was primarily attributable to equipment reaching the end of its useful life.

Total other income (expense) for the nine months ended December 31, 2021 was income of $2,196,229, reflecting an increase of $2,154,605, as compared to income of $41,624 for the nine months ended December 31, 2020. The increase was primarily attributable to the gain on the forgiveness of the PPP loan of $2,103,885 in the first quarter of the fiscal year 2022.

Benefit from (provision for) the nine months ended December 31, 2021 was a benefit of $31,174, as compared to a provision of $863,572 for the nine months ended December 31, 2020. The change was primarily attributable to a lower effective income tax rate in fiscal year ended 2022, as the debt forgiveness of the PPP loan was not subject to income tax, as well as a lower income before income taxes.

Three, Six and Nine Months Periods of Fiscal Year Ended March 31, 2021 compared to periods within the Fiscal Year Ended March 31, 2020 (As Restated):

Three-months ended June 30, 2020 compared to three-months ended June 28, 2019

	Three-Months Ended		Period-to-
	June 30, 2020	June 28, 2019	Period Change

Revenue	$8,265,086	$7,567,398	$697,688

Operating expenses:
Cost of products sold	5,736,255	4,820,944	915,311
Selling, general and administrative	1,786,532	1,113,833	672,699
Depreciation and amortization	146,130	236,620	(90,490)
Total operating expenses	7,668,917	6,171,397	1,497,520
Operating income	596,169	1,396,001	(799,832)
Other income (expense):
Other income	27,897	8,898	18,999
Interest income (expense), net	(8,973)	(13,927)	4,954
Total other income (expense), net	18,924	(5,029)	23,953

Income before provision for income taxes	615,093	1,390,972	(775,879)
Provision for income taxes	(140,856)	(481,439)	340,583
Net income	$474,237	$909,533	$(435,296)

Revenue for the three months ended June 30, 2020 was $8,265,086, reflecting an increase of $697,688, or 9.2%, as compared to $7,567,398 for the three months ended June 28, 2019. The increase was primarily a result of the Company’s efforts in increasing sales in the military sector, driven by demands for military spending for national security.

Cost of products sold for the three months ended June 30, 2020 was $5,736,255, reflecting an increase of $915,311, or 19%, as compared to $4,820,944 for the three months ended June 28, 2019. The increase was primarily attributable to the increase in revenue and increases in production costs compensation and materials.

Selling, general and administrative expenses for the three months ended June 30, 2020 was $1,786,532, reflecting an increase of $672,699, or 60.4%, as compared to $1,113,833 for the three months ended June 28, 2019. The increase was primarily attributable to an increase in stock-based compensation expense of $263,600 and an increase in COVID-19 related charges of $236,573, offset by a decrease in travel and entertainments expenses of $85,467.

Depreciation and amortization for the three months ended June 30, 2020 was $146,130, reflecting a decrease of $90,490 or 38.2%, as compared to $236,620 for the three months ended June 28, 2019. The decrease was primarily attributable to equipment reaching the end of its useful life.

Total other income (expense) for the three months ended June 30, 2020 was income $18,924, reflecting an increase of $23,953, as compared to expense of $5,029 for the three months ended June 28, 2019. The increase is primarily attributable to other income of $27,897, offset by interest expense of $9,602 related to the PPP loan.

Provision for income taxes for the three months ended June 30, 2020 was $140,856, reflecting an decreased of $340,583 as compared to $481,439 for the three months ended June 28, 2019. The decrease was primarily attributable to a lower level of income before income taxes in the three months ended June 30, 2020, as compared to the prior period.

Three-months ended September 30, 2020 compared to three-months ended September 27, 2019 (As Restated)

	Three-Months Ended
		As Restated	Period-to-
	September 30, 2020	September 27, 2019	Period Change

Revenue	$9,538,479	$7,551,384	$1,987,095

Operating expenses:
Cost of products sold	5,816,176	7,197,810	(1,381,634)
Selling, general and administrative	1,659,188	2,116,610	(457,422)
Depreciation and amortization	245,483	223,333	22,150
Total operating expenses	7,720,847	9,537,753	(1,816,906)
Operating income (loss)	1,817,632	(1,986,369)	3,804,001
Other income (expense):
Other income (expense)	23	7,976	(7,953)
Interest income (expense), net	(5,791)	(19,816)	14,025
Total other income (expense), net	(5,768)	(11,840)	6,072

Income (loss) before (provision for) benefit from income taxes	1,811,864	(1,998,209)	3,810,073
(Provision for) benefit from income taxes	(414,916)	781,898	(1,196,814)
Net income (loss)	$1,396,948	$(1,216,311)	$2,613,259

Revenue for the three months ended September 30, 2020 was $9,538,479, reflecting an increase of $1,987,095, or 26.3%, as compared to $7,551,384 for the three months ended September 27, 2019. The increase was primarily a result of the Company’s efforts in increasing sales in the military sector, driven by demands for military spending for national security.

Cost of products sold for the three months ended September 30, 2020 was $5,816,176, reflecting a decrease of $1,381,634, or 19.2%, as compared to $7,197,810 for the three months ended September 27, 2019. The decrease was primarily attributable to lower production costs and true-up adjustments to inventory in connection with the Company’s transition to its new enterprise reporting system.

Selling, general and administrative expenses for the three months ended September 30, 2020 was $1,659,188, reflecting a decrease of $457,422, or 21.6%, as compared to $2,116,610 for the three months ended September 27, 2019. The decrease was primarily attributable to a decrease in stock-based compensation expense of $748,144, offset by an increase in commission expenses of $109,009, an increase in professional service fees of $74,940 and an increase in salaries, wages and related benefits of $39,471.

Depreciation and amortization for the three months ended September 30, 2020 was $245,483, reflecting an increase of $22,150, or 9.9%, as compared to $223,333 for the three months ended September 27, 2019. The increase was primarily attributable to depreciation of additional machinery and equipment purchased.

Total other income (expense) for the three months ended September 30, 2020 was an expense of $5,768, reflecting an increase of $6,072, or 51.3%, as compared to expense of $11,840 for the three months ended September 27, 2019.

The (provision for) benefit from income taxes for the three months ended September 30, 2020 was a provision of $414,916, as compared a benefit of $781,898 for the three months ended September 27, 2019. The change was primarily attributable to a lower income before income tax in the 2019 period, as compared to the 2020 period.

Six-months ended September 30, 2020 compared to six-months ended September 27, 2019 (As Restated)

	Six-Months Ended
		As Restated	Period-to-
	September 30, 2020	September 27, 2019	Period Change

Revenue	$17,803,565	$15,118,782	$2,684,783

Operating expenses:
Cost of products sold	11,552,431	12,018,754	(466,323)
Selling, general and administrative	3,445,720	3,230,443	215,277
Depreciation and amortization	391,613	459,953	(68,340)
Total operating expenses	15,389,764	15,709,150	(319,386)
Operating income	2,413,801	(590,368)	3,004,169
Other income (expense):
Other income (expense)	27,920	16,874	11,046
Interest income (expense), net	(14,764)	(33,743)	18,979
Total other income (expense), net	13,156	(16,869)	30,025

Income (loss) before (provision for) benefit from income taxes	2,426,957	(607,237)	3,034,194
(Provision for) benefit from income taxes	(555,772)	300,459	(856,231)
Net income	$1,871,185	$(306,778)	$2,177,963

Revenue for the six months ended September 30, 2020 was $17,803,565, reflecting an increase of $2,684,783, or 17.8%, as compared to $15,118,782 for the six months ended September 27, 2019. The increase was primarily a result of the Company’s efforts in increasing sales in the military section driven by stronger demand for spending for national security.

Cost of products sold for the six months ended September 30, 2020 was $11,552,431, reflecting a decrease of $466,323, or 3.9%, as compared to $12,018,754 for the six months ended September 27, 2019. The decrease was primarily attributable to decreases in production costs as a percentage of revenue.

Selling, general and administrative for the six months ended September 30, 2020 was $3,445,720, reflecting an increase of $215,277, or 6.7%, as compared to $3,230,443 for the six months ended September 27, 2019. The increase was primarily attributable to increases in COVID-19 related charges of $237,043, professional service fees of $183,403, commission expenses of $123,344 and salaries, wages and other related benefits of $121,673, offset by a decrease in stock-based compensation expense of $420,859.

Depreciation and amortization for the six months ended September 30, 2020 was $391,613, reflecting a decrease of $68,340 or 14.9%, as compared to $459,953 for the six months ended September 27, 2019. The decrease was primarily attributable to machinery reaching the end of its useful life.

Total other income (expense) for the six months ended September 30, 2020 was income of $13,156, reflecting an increase of $30,025 as compared to an expense of $16,869 for the six months ended September 27, 2019. The increase is primarily attributable to other income of $27,907.

The (provision for) benefit from income taxes for the six months ended September 30, 2020 was a provision of $555,772, as compared to a benefit of $300,459 for the six months ended September 27, 2019. The change was primarily attributable to a lower income before income tax in the 2019 period, as compared to the 2020 period.

Three-months ended December 31, 2020 compared to three-months ended December 31, 2019 (As Restated)

	Three-Months Ended
		As Restated	Period-to-
	December 31, 2020	December 31, 2019	Period Change

Revenue	$8,397,523	$8,424,657	$(27,134)

Operating expenses:
Cost of products sold	4,683,903	5,060,882	(376,979)
Selling, general and administrative	2,193,989	1,469,197	724,792
Depreciation and amortization	204,300	237,764	(33,464)
Total operating expenses	7,082,192	6,767,843	314,349
Operating income	1,315,331	1,656,814	(341,483)
Other income (expense):
Other income (expense)	28,324	6,025	22,299
Interest income (expense), net	144	(17,263)	17,407
Total other income (expense), net	28,468	(11,238)	39,706

Income before provision for income taxes	1,343,799	1,645,576	(301,777)
Provision for income taxes	(307,800)	(673,491)	365,691
Net income	$1,035,999	$972,085	$63,914

Revenue for the three months ended December 31, 2020 was $8,397,523 reflecting a decrease of $27,134, or 0.3%, as compared to $8,424,657 for the three months ended December 31, 2019.

Cost of products sold for the three months ended December 31, 2020 was $4,683,903, reflecting a decrease of $376,979, or 7.4%, as compared to $5,060,882 for the three months ended December 31, 2019. The decrease was primarily attributable to a decrease in production costs.

Selling, general and administrative expenses for the three months ended December 31, 2020 was $2,193,989 reflecting an increase of $724,792, or 49.3%, as compared to $1,469,197 for the three months ended December 31, 2019. The increase was primarily attributable to an increase in stock-based compensation expense of $757,901, offset by a decrease in commission expenses of $58,935.

Depreciation and amortization for the three months ended December 31, 2020 was $204,300 reflecting a decrease of $33,464, or 14.1%, as compared to $237,764 for the three months ended December 31, 2019. The decrease was primarily attributable to equipment reaching the end of its useful life.

Total other income (expense) for the three months ended December 31, 2020 was income of $28,468, reflecting an increase of $39,706, as compared to expense of $11,238 for the three months ended December 31, 2019.

The provision for income taxes for the three months ended December 31, 2020 was $307,800, reflecting a decrease of $365,691 or 54.3%, as compared to $673,491 for the three months ended December 31, 2019. The decrease was primarily attributable to a lower income tax rate, net of federal benefit in 2021 compared to 2020.

Nine-months ended December 31, 2020 compared to nine-months ended December 31, 2019 (As Restated)

	Nine-Months Ended
		As Restated	Period-to-
	December 31, 2020	December 31, 2019	Period Change

Revenue	$26,201,088	$23,542,266	$2,658,822

Operating expenses:
Cost of products sold	16,236,334	17,078,463	(842,129)
Selling, general and administrative	5,639,709	4,699,640	940,069
Depreciation and amortization	595,913	697,717	(101,804)
Total operating expenses	22,471,956	22,475,820	(3,864)
Operating income	3,729,132	1,066,446	2,662,686
Other income (expense):
Other income	56,244	22,899	33,345
Interest income (expense), net	(14,620)	(51,006)	36,386
Total other income (expense), net	41,624	(28,107)	69,731

Income before provision for income taxes	3,770,756	1,038,339	2,732,417
Provision for income taxes	(863,572)	(373,032)	(490,540)
Net income	$2,907,184	$665,307	$2,241,877

Revenue for the nine months ended December 31, 2020 was $26,201,088, reflecting an increase of $2,658,822, or 11.3%, as compared to $23,542,266 for the nine months ended December 31, 2019. The increase in revenue was primarily a result of the Company’s efforts in increasing sales in the military sector.

Cost of products sold for the nine months ended December 31, 2020 was $16,236,334, reflecting a decrease of $842,129, or 4.9%, as compared to $17,078,463 for the nine months ended December 31, 2019. The decrease was primarily attributable to a decrease in production costs.

Selling, general and administrative expenses for the nine months ended December 31, 2020 was $5,639,709, reflecting an increase of $940,069, or 20.0%, as compared to $4,699,640 for the nine months ended December 31, 2019. The increase was primarily attributable to increases in stock-based compensation of $337,042, COVID-19 related charges of $242,540 and an increase in professional services fees of $203,112.

Depreciation and amortization for the nine months ended December 31, 2020 was $595,913, reflecting a decrease of $101,804, or 14.6%, as compared to $697,717 for the nine months ended December 31, 2019. The decrease was attributable to equipment reaching the end of its useful life.

Total other income (expense) for the nine months ended December 31, 2020 was income of $41,624, reflecting an increase of $69,731, as compared to expense of $28,107 for the nine months ended December 31, 2019. The increase was primarily attributable to an increase in other income of $56,244.

The provision for income taxes for the nine months ended December 31, 2020 was $863,572, reflecting an increase of $490,540 as compared to $373,032 for the nine months ended December 31, 2019. The increase was primarily attributable to an increase in income before income tax in the 2020 period, as compared to the 2019 period.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the year ended March 31, 2022, our primary sources of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, rising inflation and interest rates, the 2023 banking crisis and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of March 31, 2022, our cash balance was $12,675,271. For the fiscal year ended March 31, 2022, we recorded net income of $1,438,134, which included within other income, a gain in the amount of $2,103,885 for the forgiveness of our PPP Loan. As of March 31, 2022, we had working capital of $25,508,882.

Our principal source of liquidity is cash flows generated by operating activities.

Cash Flow Activities for the Years Ended March 31, 2022 Compared to the Year Ended March 31, 2021

The following table summarizes our cash flow activities for the fiscal years ended March 31, 2022 and March 31, 2021:

	Fiscal Years Ended		Period-to-
	March 31, 2022	March 31, 2021	Period Change

Cash flow provided by (used in)
Operating activities	1,414,493	4,839,738	(3,425,245)
Investing activities	(2,646,764)	(759,914)	(1,886,850)
Financing activities	-	2,067,661	(2,067,661)
(Decrease) increase in cash and cash equivalents	$(1,232,271)	$6,147,485	$(7,379,756)

Net cash provided by operating activities was $1,414,493 for the fiscal year ended March 31, 2022, a decrease of $3,425,245, as compared to $4,839,738 for the fiscal year ended March 31, 2021. The decrease in cash provided by operating activities was primarily due to the decrease in net income (as adjusted for the non-cash gain on forgiveness of debt), the increases inventories and the corporate income taxes receivable, offset principally by increases in accounts receivable.

Net cash used in investing activities was $2,646,764 for the fiscal year ended March 31, 2022, an increase of $1,886,850, as compared to a use of $759,914 for the fiscal year ended March 31, 2021. The increase in cash used in investing activities was due principally to costs incurred for the buildout of our new Pennsylvania location.

Net cash provided by financing activities was $0 for the fiscal year ended March 31, 2022 compared to net cash provided by financing activities of $2,067,661 for the fiscal year ended March 31, 2021. The net cash provided by financing activities for the fiscal year ended March 31, 2021 was principally attributable to the proceeds from our PPP Loan.

Cash Flow Activities for the Years Ended March 31, 2021 Compared to the Year Ended March 31, 2020 (As Restated)

The following table summarizes our cash flow activities for the fiscal years ended March 31, 2021 and March 31, 2020:

	Fiscal Years Ended
		As Restated	Period-to-
	March 31, 2021	March 31, 2020	Period Change

Cash flow provided by (used in)
Operating activities	4,839,738	1,683,413	3,156,325
Investing activities	(759,914)	(969,400)	209,486
Financing activities	2,067,661	(34,082)	2,101,743
Increase in cash and cash equivalents	$6,147,485	$679,931	$5,467,554

Net cash provided by operating activities was $4,839,739 for the fiscal year ended March 31, 2021, an increase of $3,156,325, as compared to $1,683,413 for the fiscal year ended March 31, 2020. The increase in cash provided by operating activities was primarily due to an increase in net income, decreases in accounts receivable and the net decrease in corporate income tax payable.

Net cash used in investing activities was $759,914 for the fiscal year ended March 31, 2021, a decrease of $209,486, as compared to $969,400 for the fiscal year ended March 31, 2020. The decrease in cash used in investing activities was principally due to reduced investment in machinery and equipment during the period.

Net cash provided by financing activities was $2,067,661 for the fiscal year ended March 31, 2021, an increase of $2,101,743, as compared to net used in financing activities of $34,082 for the fiscal year ended March 31, 2020. The increase in cash provided by financing activities was due principally to proceeds from the PPP loan of $2,103,885 in fiscal year ended March 31, 2021.

PPP Loan and Note

On April 13, 2020, the Company entered into an unsecured note (the “PPP Note”) evidencing an unsecured loan (“PPP Loan”) in a principal amount of $2,103,885 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). The PPP Loan was administered by the U.S. Small Business Administration and the Company’s loan was made through JP Morgan Chase Bank. The PPP Loan bore interest at a fixed interest rate of one (1%) percent per year and had a maturity date two (2) years after the issuance date. Payment of interest was deferred for the first six (6) months. Beginning on the seventh month following the date of the PPP Note (November 2020), the Company was required to make 18 payments of equal monthly installments of principal and interest with the final payment due in April 2022. The PPP Note provided for customary events of default including, among other things, cross-defaults on any other loan with JP Morgan Chase Bank. The proceeds of the PPP Loan were used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments, mortgage interest payments, interest payments on other debt obligation that were incurred before February 15, 2020. On April 21, 2021, the Company received notice that the original PPP loan was forgiven. The Company recorded the forgiveness of the principal balance of $2,103,885 as debt forgiveness income in the quarter ending June 30, 2021.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $7,909,000 at March 31, 2022 as compared to $13,673,000 at March 31, 2021 and $21,552,000 at March 31, 2020. The orders in backlog at March 31, 2022 are expected to ship over the next twelve months depending on customer requirements and product availability.

Inflation

We believe that inflation has begun to and is expected to have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

See our audited Financial Statements for the fiscal years ended March 31, 2022, 2021 and 2020 which follows Item 16 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022.

We filed our Quarterly Reports on Form 10-Q for the periods ended September 27, 2019 and December 31, 2019 and thereafter filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Subsequently, we concluded that these three reports were not to be relied upon and that the Company intended to file amended filings for such periods. Specifically, we determined that inventory reporting within such reports included errors. We concluded that the impact of applying corrections for errors in inventory, costs of products sold and by result, income taxes, for these periods was materially different from our previously reported results.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. The following material weaknesses have been identified:

●	Certain of the Company’s controls associated with reconciliations of inventory, cost of products sold and income taxes, as well as for the calculation of stock-based compensation awards, were not operating effectively. These deficiencies, combined with inadequate compensating review controls, resulted in material misstatements, individually in the financial statements and represents a material weakness in the Company’s internal control over financial reporting.

●	The Company has not established an effective control environment due to the ineffective design and implementation of Information Technology General Controls (“ITGC”). The Company’s ITGC deficiencies included improperly designed controls pertaining to change management and user access rights over systems that are critical to the Company’s system of financial reporting. The ITGC deficiencies, combined with a lack of properly designed management review controls to compensate for these deficiencies, represent a material weakness in the Company’s internal control over financial reporting.

As of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our internal over financial reporting and disclosure controls and procedures were not effective based upon the identified material weaknesses noted above.

Management is actively engaged in the planning for and implementation of remediation efforts to address the identified material weaknesses. The remediation plan includes (i) the engaging of additional experienced financial resources, (ii) the development and implementation of enhanced controls designed to evaluate the appropriateness of policies and procedures, (iii) the implementation of review and monitoring of transactions to ensure compliance with the new policies and procedures, (iv) improvements in the design and implementation of enhanced monitoring of ITGC controls, and (v) the enhanced training of personnel.

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

Mitigation Steps

In order to address the material weaknesses stated above, Management and the Board of Directors undertook the following mitigation steps:

●	hiring and/or engagement of additional qualified resources;

●	the implementation of new controls designed to enhance the monthly and quarterly financial close process;

●	the implementation of additional review and monitoring of transactions to ensure compliance with the new policies and procedures;

●	the implementation of improvements in the design and implementation of enhanced monitoring of ITGC controls;

●	the training of personnel responsible for preparation and review of financial information.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules, which permit us to provide only management’s report in this Annual Report.

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

(c) Changes in Internal Controls Over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

IEH CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of March 31, 2022, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class

David Offerman	48	Chairman of the Board of Directors, President and Chief Executive Officer	II

William H. Craig	66	Chief Financial Officer and Treasurer (through May 17, 2023) (1)

Allen Gottlieb	81	Director	II

Gerald E. Chafetz	79	Director	II

Eric C. Hugel	52	Director	I

Sonia Marciano	60	Director	I

Michael E. Rosenfeld	39	Director	I

(1)	Effective May 19, 2023, Subrata Purkayastha was appointed to the positions of Interim Chief Financial Officer and Treasurer.

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

David Offerman. On March 26, 2017, Mr. Offerman was elected to the positions of Chairman of the Board, President and Chief Executive Officer. David succeeded his late father, Michael Offerman, who passed away on March 24, 2017. David Offerman has been a member of IEH’s Board of Directors since July 15, 2016. Prior to March 24, 2017, he was the Vice President – Sales and Marketing of the Company. He joined the Company in September 2004 as the National Sales Manager and was appointed to Vice President – Sales and Marketing in April 2011. Prior to joining IEH, Mr. Offerman worked as an account executive and sales manager in the telecommunication industry.

Mr. Offerman graduated from the University of Michigan in 1997 with a Bachelor of Arts in film and communications. In 2016, he received an MBA from the NYU Stern School of Business with a concentration in leadership and management. We believe Mr. Offerman’s expertise in manufacturing, sales and strategy along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

William H. Craig On August 27, 2020, the Company appointed William H. Craig as its new Chief Financial Officer and Treasurer. His appointment became effective on the next business day following the Company filing its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 with the U.S. Securities and Exchange Commission and upon the official retirement date of the current Chief Financial Officer and Treasurer, Robert Knoth. From March 2012 to March 2020, Mr. Craig served as Chief Executive Officer and Chief Financial Officer of Tarantin Industries, Inc., a family owned industrial distributor based in Freehold, NJ with operations in the eastern third of the U.S. From October 2007 to September 2011, Mr. Craig served as Chief Financial Officer of Fifth Street Capital, Inc., an externally managed closed end non-diversified Regulated Investment Company operating as a Business Development Company and based in White Plains, NY. From March 2005 to September 2007, he was the executive Vice President and Chief Financial Officer of Vital Signs, Inc., a medical device manufacturer based in the United States with global operations. Vital Signs, headquartered in Totowa, NJ, is a NASDAQ listed company (VITL). From 1999 to 2004, Mr. Craig served as the Executive Vice President of Finance and Administration and Chief Financial Officer of Matheson Tri- Gas, Inc., an industrial specialty gas company with global operations including 20 significant plants in the U.S., nearly 100 retail outlets and production/marketing joint ventures in Europe and Asia. From 1997 to 1999, he served as Executive Vice President and Chief Financial Officer of Empire of Carolina, an AMEX-listed consumer products company.

On September 21, 2022, the Company entered into a new employment agreement with Mr. Craig effective as of July 1, 2022 and such agreement would have expired on June 30, 2027. Mr. Craig resigned his employment with the Company, effective May 17, 2023.

Subrata Purkayastha. On May 19, 2022, the Company appointed Subrata Purkayastha as its Interim Chief Financial Officer and Treasurer. Ms. Purkayastha appointment became effective on May 19, 2023. Ms. Purkayastha has served as Controller of the Company since November 2021. Prior to joining the Company, from January 2019 to May 2021, Ms. Purkayastha served as Controller of Sprouts Foods, Inc., a producer and distributor of premium organic foods intended for babies and toddlers. From July 2017 to January 2019, Ms. Purkayastha served as Accounting Manager at Sprouts Foods, Inc. where she provided timely and accurate financial reporting to the Chief Executive Officer and Chief Financial Officer and private equity partners. Prior to Sprout Foods Inc., from July 2015 to June 2017, Ms. Purkayastha served as Accounting Manager of Champions Oncology, Inc., a publicly-traded company engaged in the development of advanced technology solution and services to personalize the development of oncology drug development. Ms. Purkayastha holds a Bachelor of Science in Accounting from Carson-Newman University in Jefferson City, Tennessee and also received a Masters in Arts degree with a focus in International Banking and Finance from Fordham University. Ms. Purkayastha is also a Certified Public Accountant.

Allen Gottlieb. Mr. Gottlieb has been a board member since 1992. He has a BS from NYU in Accounting and Finance, and an LL.B. and JD from Brooklyn Law School. He currently operates his own firm specializing in Labor Relations and Human Resources consulting. He also has extensive entrepreneurial experience in manufacturing, distribution, logistics, and hospitality, in both domestic and international markets. The company believes that his broad experience as well as his knowledge of IEH qualifies him to serve as a director of our Company.

Gerald Chafetz. Mr. Chafetz has been a member of the Company’s Board of Directors since 2009. He is President of GEC Enterprises, LLC since 2011. GEC Enterprises, LLC is a property management company headquartered in Rockville Centre, New York. He was previously President of Capitol City Companies. Prior to founding Capitol City Companies, he had an extended 22-year executive career in the textile industry with several knitwear and high fashion manufacturers, including Arista Knitwear, Berwick Fashion Knitwear and Beged-or Knitwear. Mr. Chafetz graduated from the University of Hartford in 1965 with a Bachelor of Science degree in business. We believe Mr. Chafetz’s expertise in executive management and manufacturing along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

Eric C. Hugel, CPA, CFA. Eric C. Hugel has been a member of IEH’s Board of Directors since July 15, 2016. Since May 2023, he has served as the Chief Financial Officer of Americraft Marine Group LLC, a company with the mission to support and strengthen the U.S. shipbuilding industry and infrastructure. From July 2014 to May 2023, Mr. Hugel served as the Co-Chief Executive Officer and Chief Financial Officer of Hugel Corporation, an online retailer. From March 2013 to February 2014, Mr. Hugel held the position of Senior Institutional Specialist in U.S. Fundamental Equity Research Analyst at McGraw Hill Financial – S&P Capital IQ providing investment advisory services. In particular he provided research and analysis in the U.S. aerospace and defense and industrial conglomerates sectors. From July 2002 through June 2012 he was a managing director at Stephens Inc. providing investment research and analytical services in the U.S. aerospace and defenses sectors. Mr. Hugel graduated from Lehigh University in 1993 with a Bachelor of Science in accounting. We believe Mr. Hugel’s expertise in manufacturing in the aerospace industry and finance along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

Dr. Sonia Marciano. Dr. Sonia Marciano has been a member of IEH’s Board of Directors since July 15, 2016. She is a clinical professor at the NYU Stern School of Business since July 2007 where she teaches courses and manages academic programs. She graduated from the University of Chicago in 1984 with a Bachelor of Arts degree. In 2000, Dr. Marciano received from the University of Chicago her MBA in Economics and Finance and her PhD in Business Economics. We believe Dr. Marciano’s expertise in corporate strategy along with her extensive experience, qualifications, attributes and skills make her well qualified to serve as a director of our Company.

Michael E. Rosenfeld has been a member of the Company’s Board of Directors since 2018. He is a co-founder, Principal, and Chief Operating Officer of Olive Tree Holdings, a mission driven private investment company headquartered in New York City, Atlanta, and Houston specializing in the acquisition, management and transformation of multifamily communities across dynamically growing markets within the U.S. With vertically integrated asset management, property management, construction, technology, and marketing services, Olive Tree Holdings devises 360-degree business plans to dramatically increase the value of its invested assets while creating a higher standard of living for its residents. To date, the firm has a lifetime portfolio value of $2 billion, has acquired and transformed 16,000 units of workforce and affordable housing across 8 states. From 2013-2016 he was Vice President and Chief of Staff at Bert E. Brodsky & Associates, Inc., a private investment firm with a diverse portfolio of companies across several industries. Prior to that from 2006-2013, he served as Vice President of Business Development of Mobile Health Management Services, Inc., a subsidiary of Bert Brodsky & Associates, Inc. Mr. Rosenfeld received his Bachelor of Arts in Political Science from Emory University in 2006, and his Master of Business Administration (MBA) in Corporate Finance from the New York University Stern School of Business in 2016. We believe Mr. Rosenfeld’s expertise in finance and accounting along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the fiscal year ended March 31, 2022.

Director Independence; Meetings of Directors; Corporate Governance; Committees of the Board

Our Board of Directors currently consists of six individuals. Five of our directors are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 31, 2022, our Board of Directors held four meetings, the Audit Committee met informally on two occasions to discuss the Company’s progress in preparing its updated Form 10-K and 10-Qs, and the Compensation Committee held one meeting.

During the fiscal year ended March 29, 2019, our Board of Directors approved the formation of an audit committee and a compensation committee, and each committee would initially have three (3) members consisting of independent directors. Prior to March 29, 2019, our full Board of Directors handled audit and compensation matters. The Board nominated the following directors to each such committee: (i) Audit Committee – Eric Hugel (Chair), Allen Gottlieb and Michael E. Rosenfeld; and (ii) Compensation Committee – Gerald Chafetz (Chair), Michael E. Rosenfeld and Dr. Sonia Marciano. Each of these Board committees has a written charter approved by the Board of Directors. Each of the charters of these Board committees is available on the Company’s website, www.iehcorp.com (click on “Investors”, then on “Corporate Governance”.

For the fiscal year ended March 31, 2022, a general description of the duties of the committees were as follows:

Audit Committee. Our Audit Committee acts to: (i) review with management the finances, financial condition and interim financial statements of the Company; (ii) review with our independent registered public accounting firm the quarterly and year-end financial statements; (iii) review implementation with the independent registered public accounting firm and management any action recommended by the independent registered public accounting firm; and (iv) engage, retain and terminate our independent registered public accounting firm. Mr. Hugel, the Chair of the Audit Committee was also designated as our Audit Committee Financial Expert.

During the fiscal year ended March 31, 2022, all of the members of our Audit Committee were “independent” within the definition of that term as provided by NASDAQ rules. During the fiscal year ended March 31, 2022, the Audit Committee met informally on two occasions to discuss the Company’s progress in preparing its updated Form 10-Ks and 10-Qs.

Compensation Committee. The Compensation Committee acts to: (i) review, approve and administer compensation arrangements for our executive officers; (ii) administer our equity-based compensation plans, (iii) establish and review general policies relating to the compensation and benefits of our executive officers and other personnel, (iv) evaluate the relationship between executive officer compensation policies and practices and corporate risk management to confirm those policies and practices do not incentivize excessive risk-taking, and (iv) evaluate and makes recommendations to our Board of Directors regarding the compensation of our non-employee directors. During the fiscal year ended March 31, 2021, the Compensation Committee held one meeting.

The Board did not adopt any modifications to the procedures by which security holders may recommend nominees to its Board of Directors.

Code of Ethics. The Company has adopted a Code of Ethics, which has been made available on its website https://www.iehcorp.com/ethics-code

Item 11. Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively, for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	All Other Compensation($)(4)	Total ($)
David Offerman	2022	459,868	-	-	1,731	461,599
Chief Executive Officer, President	2021	437,627	75,000	-	1,519	514,146
	2020	394,992	65,000	2,274,858	-	2,734,850

William H. Craig(5)	2022	237,002	-	-	865	237,867
Chief Financial Officer	2021	167,990	50,000	755,000	-	972,990

Robert Knoth(6)	2021	110,999	-	-	-	110,999
(Former) Chief Financial Officer	2020	221,998	40,000	-	-	261,998

(1)	Amounts reported in this column reflect the base salaries earned during the applicable year.

(2)	Amounts reported in this column are related to the Cash Bonus Plan that was adopted in 1987.

(3)	Amounts reported in this column for fiscal years 2020 and 2021 reflect the aggregate grant date fair value of stock options awarded in fiscal years 2020 and 2021, computed in accordance with ASC 718. These amounts reflect our calculation of the value of these awards, and do not necessarily correspond to the actual value that may ultimately be realized by the NEOs. See Note 12 to the Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for a discussion of the relevant assumptions used in calculating these amounts.

(4)	Amounts reported in this column are related to COVID-19 benefit payments.

(5)	Mr. Craig commenced employment as the Company’s Chief Financial Officer on October 9, 2020. Mr. Craig resigned his employment with the Company, effective May 17, 2023.

(6)	Mr. Knoth retired as the Company’s Chief Financial Officer effective October 9, 2020.

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

William H. Craig – Employment Agreement

On August 27, 2020, the Company entered into an employment agreement with Mr. Craig. Pursuant to the agreement, Mr. Craig’s appointment as its Chief Financial Officer and Treasurer became effective on the next business day following the Company filing its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 with the U.S. Securities and Exchange Commission and upon the official retirement date of the then current Chief Financial Officer and Treasurer, Robert Knoth (“Effective Date”). From June 24, 2020 and up to the Effective Date, Mr. Craig served as a consultant to the Company. Under the initial agreement, Mr. Craig received a base salary of $225,000 per annum.

On September 21, 2022, the Company entered into a new employment agreement with Mr. Craig. The new employment agreement with Mr. Craig was effective as of July 1, 2022 and will expire on June 30, 2027. Under the new employment agreement, Mr. Craig will continue to serve as the Chief Financial Officer and Treasurer of IEH and will receive a base salary of $247,200 per annum and be eligible to receive an annual bonus for each fiscal year of employment based on performance targets and other key objectives established by the Compensation Committee of the Board of Directors of the Company. During the term of the agreement, Mr. Craig shall also be eligible to receive equity or performance awards pursuant to any long-term incentive compensation plan adopted by the Committee or the Board of Directors. Mr. Craig may receive cash bonuses in the sole discretion of the Compensation Committee of the Board of Directors for each fiscal year of employment and based on performance targets and other key objectives established by the Compensation Committee. The new agreement further provides for the payment of severance pay and continued participation in health and welfare plans for up to 24 months in the case of termination without cause or a change of control of the company. Mr. Craig is subject to customary confidentiality and non-compete obligations that survive the termination of the agreement. Mr. Craig resigned his employment with the Company, effective May 17, 2023.

Subrata Purkayastha – Employment Agreement

On June 1, 2023, the Company entered into an employment agreement with Ms. Purkayastha to serve as the Company’s Interim Chief Financial Officer and Treasurer.

The employment agreement with Ms. Purkayastha was effective as of June 1, 2023 and will expire on November 30, 2023. Under the employment agreement, Ms. Purkayastha will receive a base salary of $200,000 per annum and be eligible to receive a bonus based on performance targets and other key objectives established by the Compensation Committee of the Board of Directors of the Company. The agreement further provides for the payment of severance pay and continued participation in health and welfare plans for up to 6 months in the case of termination without cause. Ms. Purkayastha is subject to customary confidentiality and non-compete obligations that survive the termination of the agreement.

Cash Bonus Plan

In 1987, the Company adopted the Cash Bonus Plan for non-union, management and administration staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. Accordingly, the Company accrued a contribution provision of $408,000, $394,000 and $324,000 for the years ended March 31, 2022, March 31, 2021 and March 31, 2020, respectively. The accrued bonuses for the senior leadership team for the year ended March 31, 2022 in the amount of $270,250 have been deferred and not yet paid.

Stock Option Plans

On August 31, 2011, the Company’s shareholders approved the adoption of the Company’s 2011 Equity Incentive Plan (“2011 Plan”) to provide for the grant of options to purchase up to 750,000 shares of the Company’s common stock to all employees, consultants and other eligible participants, including senior management. The 2011 Plan terminated on

August 30, 2021.

On November 18, 2020, the Company’s shareholders approved the adoption of the Company’s 2020 Equity Based Compensation Plan (the “2020 Plan”) to provide for the grant of options to purchase up to 750,000 shares of the Company’s common stock to all employees, consultants and other eligible participants, including senior management. The Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares. The plan will remain in effect until terminated or abandoned by action of the Board of Directors.

Options granted to employees under the 2011 Plan and 2020 Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not qualify (non-qualified stock options). Options granted to employees under the 2011 Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or option which do not so qualify.

Under the 2011 Plan and 2020 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value or the Company’s common stock and the option must not be exercisable after the expiration of ten years from the day of the grant.

Exercise prices of non-incentive stock options may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to a participant, which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000.

Outstanding Equity Awards as of March 31, 2022

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of March 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
David Offerman	46,217	-	$6.00	7/1/2025
	225,000	-	$20.00	7/29/2029
William H. Craig	50,000	-	$15.10	10/9/2030

Non-Employee Director Equity Awards

The following table sets forth certain information regarding outstanding equity awards granted to our non-employee directors that remain outstanding as of March 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Allen Gottlieb	-	-	N/A	N/A
Gerald E. Chafetz	4,000	-	$6.00	7/1/2025
Eric C. Hugel	5,000	-	$5.30	8/15/2026
Sonia Marciano	5,000	-	$5.30	8/15/2026
Michael E. Rosenfeld	5,000	-	$12.75	10/27/2028

Non-Employee Director Compensation

The following table sets forth the compensation (cash and equity) received by our non-employee directors during the fiscal year ended March 31, 2022.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Allen Gottlieb.	$10,000	$-	$10,000
Gerald E. Chafetz	12,500	-	12,500
Eric C. Hugel	12,500	-	12,500
Sonia Marciano.	10,000	-	10,000
Michael E. Rosenfeld	15,000	-	15,000

Non-executive directors will be compensated as follows:

●	the annual director fee for our non-executive directors will be $5,000, payable quarterly;

●	each director will receive an annual fee of $5,000 for service on each committee, payable quarterly;

●	and the chairman of each committee will receive an additional annual fee of $2,500, payable quarterly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 22, 2023 with respect to: (i) the persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities; (ii) each Named Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 22, 2023, there were 2,370,251 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

The following table sets forth certain information regarding the ownership of our common stock as of June 22, 2023 by:

●	each person or entity known by us to be beneficial owners of more than five percent of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of June 22, 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o IEH Corporation, 140 58th Street, Brooklyn, NY 11220.

Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% Stockholders
David Offerman(1)	676,665	26%
Gail Offerman(2)	499,606	21%
Zeff Capital LP(3)	232,862	10%
Cove Street Capital, LLC (4)	136,349	6%
Directors and Named Executive Officers
David Offerman(1)	676,665	26%
Gerald E. Chafetz(5)	9,000	*
Sonia Marciano(6)	10,000	*
Allen Gottlieb(7)	5,000	*
Michael E. Rosenfeld(8)	10,000	*
Eric Hugel(9)	10,000	*
William H. Craig (employment ended May 17, 2023)(10)	50,000	2%
Subrata Purkayastha (appointed as officer on May 19, 2023)(11)	10,000	*
All executive officers and directors as a group (8 persons)	780,665	33%

*	Denotes ownership percentage of less than 1%.

All shares set forth above are owned directly by the named individual unless otherwise stated.

(1)	Owns vested options to purchase 270,217 shares of common stock.
(2)	Based on a Form 4 dated September 21, 2021 filed by the reporting person. The address of the principal business office of each of the reporting persons is 27110 Grand Central Parkway, APT. 10-V, Floral Park, NY 11005.
(3)	Based on a Schedule 13G dated January 4, 2022 filed by the reporting person. The address of the principal business office of each of the reporting persons is 400 S. McCadden Pl., Los Angeles, CA 90020.
(4)	Based on a Schedule 13D dated May 16, 2023 filed by the reporting person. The address of the principal business office of each of the reporting persons is 525 South Douglas Street, Suite 225, El Segundo, California, 90245.
(5)	Owns vested options to purchase 9,000 shares of common stock.
(6)	Owns vested options to purchase 10,000 shares of common stock.
(7)	Owns vested options to purchase 5,000 shares of common stock.
(8)	Owns vested options to purchase 10,000 shares of common stock.

(9)	Owns vested options to purchase 10,000 shares of common stock.
(10)	Owns vested options to purchase 50,000 shares of common stock.
(11)	Owns vested options to purchase 10,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information as of March 31, 2022, regarding shares of common stock that may be issued under the Company’s equity compensation plans (the “Equity Plan”). Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	482,217	$14.69	730,000
Equity compensation plans not approved by security holders	-	-	-
Total	482,217	$14.69	730,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the employment terms for its executive officers as described elsewhere in this Form 10-K, and as described below, there have been no related transactions that are required to be disclosed pursuant to Item 404. Messrs. Gottlieb, Chafetz, Hugel, Rosenfeld and Ms. Marciano are deemed independent directors of the Company pursuant to the SEC rules and regulations.

Item 14. Principal Accountant Fees and Services

On July 22, 2019, the Audit Committee of the Board of Directors of the Company approved the engagement of Marcum LLP (“Marcum LLP”) (PCAOB ID: 688) as the Company’s independent registered public accounting firm, subject to negotiating and execution of an acceptable engagement agreement between Marcum LLP and the Company for the fiscal year ending March 31, 2020. On August 14, 2019, Marcum LLP and the Company executed an engagement agreement pursuant to which Marcum LLP would provide to the Company auditing services for the fiscal year ended March 31, 2020. The Board of Directors selected Marcum LLP as the independent auditor of IEH for the fiscal years ending March 31, 2022 and 2021.

Audit Fees. During the fiscal years ended March 31, 2022, 2021 and 2020, IEH incurred $142,500, $142,500 and $252,000 to Marcum LLP for fees related to the audit of its financial statements, respectively.

Audit Related Fees. During the fiscal years ended March 31, 2022, 2021 and 2020, respectively, $0, $0 and $0 were paid.

Tax Fees. During the fiscal years ended March 31, 2022, 2021 and 2020, $8,250, $11,124 and $5,150 were paid for tax related services, respectively.

All Other Fees. During the fiscal years ended March 31, 2022, 2021 and 2020, respectively, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by Marcum LLP and the fees paid to it for such services during the fiscal years ended March 31, 2022, 2021 and 2020, have not compromised the independence of Marcum LLP and has been approved by the Audit Committee.

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

(b) Exhibits

The exhibits filed as part of this annual Report on Form 10-K are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).
3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).
4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).
4.2*	Description of Securities
10.1(†)	Agreement between the Company and Michael Offerman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on Form 8-K filed on September 4, 2009).
10.2(†)	2011 Equity Incentive Plan (filed as Exhibit A to definitive Proxy Statement dated August 31, 2011).
10.3(†)	2020 Equity Stock Based Compensation Plan (filed as Annex A to definitive Proxy Statement dated November 23, 2020).
10.5(†)	Amended and Restated Agreement between the Company and Robert Knoth, dated as of September 1, 2017 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on July 12, 2018).
10.6(†)	Employment Agreement between the Company and David Offerman, dated as of July 31, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).
10.7(†)	Employment Agreement between the Company and William H. Craig dated as of August 27, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2020).
10.8(†)	Employment Agreement between the Company and William H. Craig dated as of September 21, 2022 and effective as of July 1, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2022).
21*	Subsidiaries of the Company
23.1*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*	The following information from the IEH Corporation’s Annual Report in Form 10-K for the fiscal year ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; and (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: June 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	June 22, 2023
David Offerman,
Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and President

/s/ Subrata Purkayastha	June 22, 2023
Subrata Purkayastha,
Interim Chief Financial Officer,
(Principal Financial Officer)

/s/ Allen Gottlieb	June 22, 2023
Allen Gottlieb, Director

/s/ Gerald E. Chafetz	June 22, 2023
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	June 22, 2023
Eric C. Hugel, Director

/s/ Sonia Marciano	June 22, 2023
Sonia Marciano, Director

/s/ Michael E. Rosenfeld	June 22, 2023
Michael E. Rosenfeld, Director

IEH CORPORATION
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

IEH Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IEH Corporation (the “Company”) as of March 31, 2022, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of March 31, 2020 and for the period then ended have been restated.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventories

As described in Note 2 to the financial statements, the Company reported there were material errors within its reporting for the periods ended September 27, 2019, December 31, 2019 and March 31, 2020, pertaining to the improper valuation of its inventory. We identified inventory valuation as a critical audit matter.

The principal consideration for our determination that the valuation of inventory is a critical audit matter is because of the significance of the balance sheet item, the significant assumptions management makes with regards to its valuation of inventory and the high degree of subjective auditor judgment associated with evaluating management’s determination of the value of inventory.

To address the matter, it involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our procedures related to the valuation of inventory included, among others:

●	We obtained an understanding and evaluated the design of the internal controls over management’s valuation of inventory

●	We evaluated the significant assumptions stated above and the completeness and accuracy of the underlying data used in management’s costing and valuation

●	We obtained from management the master schedule of inventory values with adjustments from raw materials, work in process, and finished goods; the schedule for calculation of manufacturing overhead; and the analysis of inventory reserve.

-	We assessed the qualifications and competence of management; and

-	We evaluated the methodologies used to determine the reasonableness and accuracy of adjustments, overhead rates, and allowance for obsolete inventory.

●	We tested the pricing used to determine the average costs of raw materials and supplies, the net realizable value of finished goods and work in process, and the estimates of which materials may be obsolete.

●	We assessed the reasonableness of the schedules of management’s estimates by inquiring with management to understand the analysis of inventoried raw material parts as applied to quantities and costs for each of the periods presented.

●	We evaluated management’s provision for slow-moving and obsolete inventory calculation, by reviewing inputs, including historical sales activity versus on-hand inventory levels, we reviewed current selling prices versus current cost

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
June 22, 2023

IEH CORPORATION

BALANCE SHEETS

	As of
			(As Restated)
	March 31, 2022	March 31, 2021	March 31, 2020

Assets
Current assets:
Cash	$12,675,271	$13,907,542	$7,760,057
Accounts receivable	3,039,468	5,646,723	5,358,164
Inventories	9,728,387	9,301,797	10,752,565
Corporate income taxes receivable	2,096,480	535,096	-
Prepaid expenses and other current assets	112,173	139,400	175,873
Total current assets	27,651,779	29,530,558	24,046,659

Non-current assets:
Property, plant and equipment, net	4,354,111	2,544,548	2,574,884
Operating lease right-of-use assets	2,980,820	3,272,539	111,125
Deferred income tax assets, net	806,380	641,953	264,215
Security Deposit	75,756	75,756	54,489
Total assets	$35,868,846	$36,065,354	$27,051,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$808,631	$619,054	$484,477
Due to accounts receivable financing company	-	-	36,224
Customer advance payments	97,885	38,661	245,960
Accrued corporate income taxes	-	-	222,091
Operating lease liabilities	285,275	185,818	-
Other current liabilities	951,106	939,379	668,462
Total current liabilities	2,142,897	1,782,912	1,657,214

Operating lease liabilities, non-current	2,906,455	3,180,280	119,629
PPP Loan	-	2,103,885	-
Total liabilities	5,049,352	7,067,077	1,776,843

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,370,251, 2,370,251 and 2,370,251 shares issued and outstanding at March 31, 2022, March 31, 2021 and March 30, 2020, respectively	23,703	23,703	23,703
Additional paid-in capital	7,566,324	7,183,241	5,487,415
Retained earnings	23,229,467	21,791,333	19,763,411
Total Stockholders’ Equity	30,819,494	28,998,277	25,274,529
Total Liabilities and Stockholders’ Equity	$35,868,846	$36,065,354	$27,051,372

IEH CORPORATION

STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended
			(As Restated)
	March 31, 2022	March 31, 2021	March 31, 2020

Revenue	$24,265,589	$34,715,195	$32,154,549

Costs and expenses:
Cost of products sold	19,328,249	24,436,692	23,775,372
Selling, general and administrative	5,039,072	6,903,330	6,007,241
Depreciation and amortization	837,201	790,250	955,124
Total operating expenses	25,204,522	32,130,272	30,737,737

Operating (loss) income	(938,933)	2,584,923	1,416,812

Other income (expense):
Other income (for fiscal year ended March 31, 2022, consists principally of $2,103,885 debt forgiveness income from the forgiveness of the PPP Loan, see Note 8)	2,214,030	65,197	-
Interest income (expense), net	391	(15,443)	(44,875)
Total other income (expense), net	2,214,421	49,754	(44,875)

Income before benefit from (provision for) income taxes	1,275,488	2,634,677	1,371,937
Benefit from (provision for) income taxes	162,646	(606,755)	(50,875)
Net income	$1,438,134	$2,027,922	$1,321,062

Basic earnings per common share	$0.61	$0.86	$0.56
Diluted earnings per share	$0.59	$0.82	$0.54
Weighted average number of common shares outstanding - basic (in thousands)	2,370	2,370	2,341
Weighted average number of common shares outstanding - diluted (in thousands)	2,448	2,463	2,452

IEH CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances at March 29, 2019	2,323,468	$23,235	$3,802,672	$18,442,349	$22,268,256

Stock-based compensation expense	-	-	1,421,211	-	1,421,211
Exercise of stock options	46,783	468	263,532	-	264,000
Net income	-	-	-	1,321,062	1,321,062

Balances at March 31, 2020 (As Restated)	2,370,251	$23,703	$5,487,415	$19,763,411	$25,274,529

Stock-based compensation expense	-	-	1,695,826	-	1,695,826
Net income	-	-	-	2,027,922	2,027,922

Balances at March 31, 2021	2,370,251	$23,703	$7,183,241	$21,791,333	$28,998,277

Stock-based compensation expense	-	-	383,083	-	383,083
Net income	-	-	-	1,438,134	1,438,134

Balances at March 31, 2022	2,370,251	$23,703	$7,566,324	$23,229,467	$30,819,494

IEH CORPORATION

STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
			(As Restated)
	March 31, 2022	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income	$1,438,134	$2,027,922	$1,321,062
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	837,201	790,250	955,123
Stock-based compensation expense	383,083	1,695,826	1,421,211
Inventory obsolescence provision	(14,000)	9,000	216,000
Deferred income taxes, net	(164,427)	(377,738)	(264,215)
Operating lease right-of-use assets	484,359	85,055	(111,125)
Gain on forgiveness of PPP loan	(2,103,885)	-	-

Changes in assets and liabilities:
Accounts receivable	2,607,255	(288,559)	(1,525,074)
Inventories	(412,590)	1,441,768	1,052,878
Prepaid expenses and other current assets	27,227	36,474	359,024
Security deposit	-	(21,267)	-
Operating lease liabilities	(367,008)	-	119,629
Accounts payable	189,577	134,577	4,465
Customer advance payments	59,224	(207,299)	(102,270)
Other current liabilities	11,727	270,916	(308,958)
Corporate income taxes receivable	(1,561,384)	(535,096)	-
Accrued corporate income taxes	-	(222,091)	(1,454,337)
Net cash provided by operating activities	1,414,493	4,839,738	1,683,413

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,646,764)	(759,914)	(969,400)
Net cash used in investing activities	(2,646,764)	(759,914)	(969,400)

Cash flows from financing activities:
Advances under accounts receivable financing	-	21,477,673	29,765,459
Repayments under the accounts receivable financing	-	(21,513,897)	(30,063,541)
Proceeds from exercise of stock options	-	-	264,000
Proceeds from PPP loan	-	2,103,885	-
Net cash provided by/(used in) financing activities	-	2,067,661	(34,082)

Net (decrease) increase in cash	(1,232,271)	6,147,485	679,931
Cash - beginning of fiscal year	13,907,542	7,760,057	7,080,126
Cash - end of fiscal year	$12,675,271	$13,907,542	$7,760,057

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$110	$17,380	$71,595
Income Taxes	$1,274,539	$1,629,700	$1,769,429

IEH CORPORATION
Notes to Financial Statements

Note 1 - DESCRIPTION OF BUSINESS:

Overview:

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began in New York, New York in 1941. IEH was incorporated in March, 1943.

The Company designs and manufactures HYPERBOLOID connectors that not only accommodate, but exceed military and aerospace specification standards.

Note 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

Restatement Background

On October 8, 2020 the Company filed its Form 10-K for the fiscal year ended March 31, 2020. On October 8, 2020 the Company filed Form 8-K to report that there were material errors within its Quarterly Reports on Form 10-Q for the periods ended September 27, 2019 and December 31, 2019, that such quarterly reports were not to be relied upon and that the Company intended to file amended quarterly reports for such periods. Specifically the Company determined that certain stock-based obligations were not recorded as expenses on a timely basis and that the Company did not properly value its inventory.

On January 26, 2023, the Company’s management and the Audit Committee reached a determination that the Company’s previously issued financial statements and related disclosures as of March 31, 2020 and for the period then ended should no longer be relied upon because of material misstatements contained in those financial statements. Specifically the Company determined that it did not properly value its inventory.

Accordingly, the Company has restated herein the financial statements at the aforementioned periods in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

The relevant unaudited interim financial information for the quarterly periods ended June 29, 2019, September 27, 2019, December 31, 2019, June 30, 2020, September 30, 2020, December 31, 2020, June 30, 2021, September 30, 2021 and December 31, 2021 is included in Note 15, Quarterly Financial Information (Unaudited). The categories of misstatements and their impact on the previously issued financial statements are described in more detail below.

As previously disclosed, the Company determined that inventory as of the aforementioned periods had been misstated. The Company concluded that the impact of applying corrections for these errors and misstatements on the aforementioned financial statements is material. These errors resulted in an understatement of costs of products sold of $1,869,136, an overstatement of income tax expense of $632,818, and an overstatement of net income of $1,236,318, for the fiscal year ended March 31, 2020.

IEH CORPORATION
Notes to Financial Statements

Note 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued):

Description of Misstatements

Misstatements Associated with Inventory

(a) Inventory

The Company migrated to a new enterprise accounting and inventory system at the end of the second quarter of the fiscal year ended March 31, 2020 upon unexpectedly losing support for its legacy inventory system. In connection with the Company’s migration to the new accounting system, including the reconciliation of the old and new systems and preparation of its year end accounting, management discovered that inventory balances previously reported as of September 27, 2019, December 31, 2019 and March 31, 2020 were misstated.

Additional Misstatements

(b) Stock-based compensation

In preparation of its quarterly reporting for the three and nine months ended December 31, 2019, the Company identified a misstatement of stock-based compensation expense and understatement of additional paid in capital previously reported as of September 27, 2019.

(c) Income Taxes

The correction of the inventory and stock-based compensation misstatements resulted in an increase to cost of goods sold, a decrease to net income and a decrease to the provision for income taxes.

Description of Restatement Tables

See below for a reconciliation of the previously reported amounts to the restated amounts.

The table below sets forth the balance sheet accounts, including the balances originally reported, corrections and the as restated balances (see Note 15 for quarterly data with respect to the restatements):

	As of March 31, 2020
	As Reported	Correction	As Restated
Inventories	$12,621,701	$(1,869,136)	$10,752,565
Total current assets	25,915,795	(1,869,136)	24,046,659
Total assets	28,920,508	(1,869,136)	27,051,372
Accrued corporate income taxes	854,909	(632,818)	222,091
Total current liabilities	2,409,661	(632,818)	1,776,843
Total liabilities	2,409,661	(632,818)	1,776,843
Retained earnings	20,999,729	(1,236,318)	19,763,411
Total Stockholder’s Equity	26,510,847	(1,236,318)	25,274,529
Total Liabilities and Stockholders’ Equity	28,920,508	(1,869,136)	27,051,372

IEH CORPORATION
Notes to Financial Statements

Note 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued):

The tables below set forth the statements of income, including the amounts originally reported, corrections, and the as restated amounts:

	For the fiscal year ended March 31, 2020
	As Reported	Correction	As Restated
Cost of products sold	$21,906,236	$1,869,136	$23,775,372
Operating income	3,285,948	(1,869,136)	1,416,812
Income before income taxes	3,241,073	(1,869,136)	1,371,937
Provision for income taxes	683,693	(632,818)	50,875
Net income	2,557,380	(1,236,318)	1,321,062
Basic earnings per share	1.09	(0.53)	0.56
Fully diluted earnings per share	1.04	(0.50)	0.54

The table below sets forth the statements of stockholders’ equity, including the balances originally reported, corrections and the as restated balances:

	For the fiscal year ended March 31, 2020
	As Reported	Correction	As Restated
Net income, for the fiscal year ended March 31, 2020	$2,557,380	$(1,236,318)	$1,321,062
Retained earnings, as of March 31, 2020	20,999,729	(1,236,318)	19,763,411
Total stockholders’ equity, as of March 31, 2020	26,510,847	(1,236,318)	25,274,529

The table below sets forth the statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances:

	For the fiscal year ended March 31, 2020
	As Reported	Correction	As Restated
Net income	$2,557,380	$(1,236,318)	$1,321,062
Obsolescence provision	253,605	(37,605)	216,000
Deferred income taxes, net	(746,428)	482,213	(264,215)
Increase/(decrease) in inventories	(853,863)	1,906,741	1,052,878
Increase/(decrease) in accrued corporate income taxes	(339,306)	(1,115,031)	(1,454,337)
Net cash provided by operating activities	1,683,413	-	1,683,413

The restatement had no impact on cash flows from investing activities or financing activities.

In addition to the restated financial statements, the information contained in Notes 3, 4, 10 and 15 has been restated.

IEH CORPORATION
Notes to Financial Statements

Note 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued):

IEH CORPORATION

BALANCE SHEET

	As of March 31, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	(As Restated)
Assets
Current assets:
Cash	$7,760,057			$7,760,057
Accounts receivable	5,358,164			5,358,164
Inventories	12,621,701	(1,869,136)	a	10,752,565
Prepaid expenses and other current assets	175,873			175,873
Total current assets	25,915,795	(1,869,136)		24,046,659

Non-current assets:
Property, plant and equipment, net	2,574,884			2,574,884
Operating lease right-of-use assets	111,125			111,125
Deferred income tax asset, net	264,215			264,215
Security deposit	54,489			54,489
Total assets	$28,920,508	$(1,869,136)		$27,051,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$484,477			$484,477
Due to accounts receivable financing company	36,224			36,224
Customer advance payments	245,960			245,960
Accrued corporate income taxes	854,909	(632,818)	c	222,091
Operating lease liabilities	119,629			119,629
Other current liabilities	668,462			668,462
Total current liabilities	2,409,661	(632,818)		1,776,843
Total liabilities	2,409,661	(632,818)		1,776,843

Commitments and Contingencies

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,370,251 shares issued and outstanding at March 31, 2020	23,703			23,703
Additional paid-in capital	5,487,415			5,487,415
Retained earnings	20,999,729	(1,236,318)	a, c	19,763,411
Total Stockholders’ Equity	26,510,847	(1,236,318)		25,274,529
Total Liabilities and Stockholders’ Equity	$28,920,508	$(1,869,136)		$27,051,372

IEH CORPORATION
Notes to Financial Statements

Note 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued):

IEH CORPORATION

STATEMENT OF OPERATIONS

	For the Fiscal Year Ended March 31, 2020
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Revenue	$32,154,549	$-		$32,154,549

Costs and expenses:
Cost of products sold	21,906,236	1,869,136	a	23,775,372
Selling, general and administrative	6,007,241			6,007,241
Depreciation and amortization	955,124	-		955,124
Total operating expenses	28,868,601	1,869,136		30,737,737

Operating income	3,285,948	(1,869,136)		1,416,812

Other expenses:
Other income	26,720	-		26,720
Interest income (expense)	(71,595)	-		(71,595)
Total other income (expense), net	(44,875)	-		(44,875)

Income before provision for income taxes	3,241,073	(1,869,136)	a	1,371,937

Provision for income taxes	(683,693)	632,818	c	(50,875)
Net Income	$2,557,380	$(1,236,318)		$1,321,062

Basic earnings per common share	$1.09	$(0.53)		$0.56
Diluted earnings per share	$1.04	$(0.50)		$0.54
Weighted average number of common shares outstanding - basic (in thousands)	2,341			2,341
Weighted average number of common shares outstanding - diluted (in thousands)	2,458			2,452

IEH CORPORATION
Notes to Financial Statements

Note 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued):

IEH CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
As Previously Reported
Balance at March 29, 2019	2,323,468	$23,235	$3,802,672	$18,442,349	$22,268,256

Stock-based compensation expense	-	-	1,421,211	-	1,421,211
Exercise of stock options	46,783	468	263,532	-	264,000
Net income	-	-	-	2,557,380	2,557,380

Balance at March 31, 2020	2,370,251	$23,703	$5,487,415	$20,999,729	$26,510,847

Restatement Impacts
Balance at March 29, 2019	2,323,468	23,235	3,802,672	18,442,349	22,268,256

Stock-based compensation expense	-	-	-	-	-
Exercise of stock options	-	-	-	-	-
Net income (loss) (correction)	-	-	-	(1,236,318)	(1,236,318)
Balance at March 31, 2020	-	$-	$-	$(1,236,318)	$(1,236,318)

As Restated
Balance at March 29, 2019	2,323,468	23,235	3,802,672	18,442,349	22,268,256

Stock-based compensation expense	-	-	1,421,211	-	1,421,211
Exercise of stock options	46,783	468	263,532	-	264,000
Net income (as restated)	-	-	-	1,321,062	1,321,062
Balance at March 31, 2020 (As Restated)	2,370,251	$23,703	$5,487,415	$19,763,411	$25,274,529

IEH CORPORATION
Notes to Financial Statements

Note 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued):

IEH CORPORATION

STATEMENT OF CASH FLOWS

	For the Fiscal Year Ended March 31, 2020
	As Previously Stated	Restatement Impacts	Restatement Reference	As Restated
Cash flows from operating activities:
Net income	$2,557,380	$(1,236,318)	a, c	$1,321,062
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	955,123			955,123
Stock-based compensation expense	1,421,211	-		1,421,211
Obsolescence provision	253,605	(37,605)	a	216,000
Deferred income taxes, net	(746,428)	482,213	c	(264,215)
Operating lease right-of-use assets	(111,125)	-		(111,125)
Changes in assets and liabilities:
Accounts receivable	(1,525,074)	-		(1,525,074)
Inventories	(853,863)	1,906,741	a	1,052,878
Prepaid expenses and other current assets	359,024	-		359,024
Operating lease liabilities	119,629	-		119,629
Accounts payable	4,465	-		4,465
Customer advance payments	(102,270)	-		(102,270)
Other current liabilities	(308,958)	-		(308,958)
Accrued corporate income taxes	(339,306)	(1,115,031)	c	(1,454,337)
Net cash provided by operating activities	1,683,413	-		1,683,413

Cash flows from investing activities:
Acquisition of property, plant and equipment	(969,400)	-		(969,400)
Net cash used in investing activities	(969,400)	-		(969,400)

Cash flows from financing activities:
Advances under accounts receivable financing	29,765,459	-		29,765,459
Repayments under the accounts receivable financing	(30,063,541)	-		(30,063,541)
Exercise of stock options	264,000	-		264,000
Net cash (used in)/provided by financing activities	(34,082)	-		(34,082)

Net increase in cash	679,931	-		679,931
Cash - beginning of fiscal year	7,080,126	-		7,080,126
Cash - end of fiscal year	$7,760,057	$-		$7,760,057

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$71,595	$-		$71,595
Income Taxes	$1,769,429	$-		$1,769,429

IEH CORPORATION
Notes to Financial Statements

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Periods

On February 11, 2020, the Audit Committee adopted a resolution approving a change in the fiscal year end from a 52-53 week year ending on the last Friday of March to a calendar year ending on March 31. In addition, each applicable fiscal quarter, which previously ended on the last Friday of each of June, September, December and March would, beginning with the third fiscal quarter ending on December 31, 2019, change to a calendar fiscal quarter ending on June 30, September 30, December 31 and March 31, respectively. Accordingly, the Company’s fiscal year ending in March 2020 would end on March 31, 2020 and thereafter each March 31.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Codification ASC 606 “Revenue from Contracts with Customers” (“ASC 606”) that, as amended on August 12, 2015, became effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASC 606 on March 30, 2019.

The core principle underlying ASC 606, is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 sets out the following steps for an entity to follow when applying the core principle to its revenue generating transactions:

●	Identify the contract with a customer

●	Identify the performance obligations in the contract

●	Determine the transaction price

●	Allocate the transaction price to the performance obligations

●	Recognize revenue when (or as) each performance obligation is satisfied

The Company recognizes revenue upon shipment of the goods (FOB shipping point).

The Company’s disaggregated revenue by geographical location is as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Domestic	$18,480,329	$26,633,429	$26,244,412
International	5,785,260	8,081,766	5,910,137
Total	$24,265,589	$34,715,195	$32,154,549

Approximately 68.2%, 85.8% and 47.0% of the international net sales for fiscal years ended March 31, 2022, 2021 and 2020, respectively, represent sales to customers located in China.

IEH CORPORATION
Notes to Financial Statements

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Based upon the information available to the Company, the aggregated revenue by industry as a percentage of total revenue is provided below:

	Fiscal Year Ended March 31,
	2022	2021	2020
Industry	%	%	%
Military	59.1	60.8	59.5
Commercial Aerospace	14.7	21.4	22.7
Space	17.7	13.9	13.9
Other	8.5	3.9	3.9

The Company does not offer any discounts, credits or other sales incentives. Historically, the Company has not had an issue with uncollectible accounts receivable.

The Company will accept a return of defective products within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will provide a replacement at its own cost.

Inventories:

Inventories are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $211,000, $225,000 and $216,000 as of March 31, 2022, 2021 and 2020, respectively, and was reflected as a reduction of inventory.

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

At times, the Company’s cash in banks was in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any loss as a result of these deposits.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets.

Maintenance and repair expenditures are charged to operations, and renewals and betterments are capitalized. Items of property, plant and equipment, which are sold, retired or otherwise disposed of, are removed from the asset and accumulated depreciation or amortization account. Any gain or loss thereon is either credited or charged to operations.

IEH CORPORATION
Notes to Financial Statements

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes:

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary and permanent differences resulting from different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible. Should management determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

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

IEH CORPORATION
Notes to Financial Statements

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Basic and diluted net income per share is calculated as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
			(As Restated)

NET INCOME	$1,438,134	$2,027,922	$1,321,062

BASIC EARNINGS PER COMMON SHARE	$0.61	$0.86	$0.56

DILUTED EARNINGS PER SHARE	$0.59	$0.82	$0.54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	2,370,251	2,370,251	2,341,320

DILUTIVE EFFECT OF OPTIONS TO THE EXTENT THAT SUCH OPTIONS ARE DETERMINED TO BE IN THE MONEY FOR THE PERIOD	77,688	92,410	110,434

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-FULLY DILUTED	2,447,939	2,462,661	2,451,754

IEH CORPORATION
Notes to Financial Statements

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments, consisting of accounts receivable, accounts payable, and borrowings, approximate their fair value due to the relatively short maturity of these instruments. The Company is exposed to credit risk through its cash and restricted cash but mitigates this risk by keeping these deposits at major financial institutions.

The Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3 - Significant unobservable inputs that cannot be corroborated by market data and inputs that are derived principally from or corroborated by observable market data or correlation by other means.

Use of Estimates:

The preparation of Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the Financial Statements. The Company utilizes estimates with respect to determining the useful lives of fixed assets, the fair value of stock based instruments, an incremental borrowing rate for determining the leases present value of lease payments as well as in the calculation of inventory obsolescence. Actual amounts could differ from those estimates.

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, “Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no long-lived asset impairments recognized by the Company for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

IEH CORPORATION
Notes to Financial Statements

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The Company determined the fair value of the stock option grant based upon the assumptions as provided below:

	For the Fiscal Year Ended March 31,
	2022	2021	2020
Weighted Average Stock Price	$15.18	$12.18	$19.70
Expected life (in years)	5	5	6
Expected volatility	55%	55%	56%
Dividend yield	0%	0%	0%
Risk-Free interest rate, per annum	1.40%	.07%	1.88%

Recent Accounting Standards:

Leases

Under ASC 842, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods and may include options to extend or terminate the lease term, when it is reasonably certain such options will be exercised.

The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature and records the associated lease liability and right-of-use asset on its balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. With respect to operating lease arrangements, the Company accounts for lease components, and non-lease components that are fixed, as a single lease component. Non-lease components that are variable are expensed as incurred as in the statement of operations and comprehensive loss. The Company recognizes costs associated with lease arrangements having an initial term of 12 months or less (“short-term leases”) on a straight-line basis over the lease term; such short-term leases are not recorded on the balance sheet.

Balance sheet information related to our leases is presented below:

		As of March 31,
	Balance Sheet Location	2022	2021	2020
Operating leases:

Right-of-use assets	Operating lease right-of-use assets	$2,980,820	$3,272,539	$111,125

Right-of-use liability, current	Operating lease liabilities	285,275	185,818	-

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	2,906,455	3,180,280	119,629

IEH CORPORATION
Notes to Financial Statements

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Leases (Continued)

Other information related to leases is presented below:

	As of March 31,
	2022	2021	2020
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	8.8	7.8	0.7

The lease cost for the fiscal years ended March 31, 2022, 2021 and 2020 was $573,125, $255,158 and $194,338, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on the leases is $4,050,696 as of March 31, 2022.

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s balance sheet as of March 31, 2022 was as follows:

For the fiscal year ending March 31:	Operating Lease Payments
2023	$469,112
2024	483,184
2025	497,684
2026	519,036
2027	547,460
Thereafter	1,534,220
Total gross operating lease payments	4,050,696
Less: imputed interest	(858,966)
Total lease liabilities, reflecting present value of future minimum lease payments	$3,191,730

Financial Instruments - Credit Losses

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19 and ASU 2020-02. The ASU introduces a new model for assessing impairment on most financial assets. Entities will be required to use a forward-looking expected loss model, which will replace the current incurred loss model, which will result in earlier recognition of allowance for losses. The ASU will be effective for the Company’s first interim period of fiscal 2023. The Company has evaluated the impact of the adoption of ASU 2016-13, and related updates, and has determined that the impact will not be material to its financial statements and disclosures.

IEH CORPORATION
Notes to Financial Statements

Note 4 - INVENTORIES:

Inventories are comprised of the following:

	As of March 31,
	2022	2021	2020
			(As Restated)
Raw materials	$7,875,015	$6,885,402	$9,093,070
Work in progress	1,505,614	1,804,779	1,589,178
Finished goods	558,758	836,616	286,317
Allowance for obsolete inventory	(211,000)	(225,000)	(216,000)
	$9,728,387	$9,301,797	$10,752,565

Note 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets are comprised of the following:

	As of March 31,
	2022	2021	2020
Prepaid insurance	$35,691	$76,143	$117,043
Other current assets	76,482	63,257	58,830
	$112,173	$139,400	$175,873

Note 6 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	As of March 31,
	2022	2021	2020
Computers	$572,423	$539,652	$537,042
Leasehold improvements	2,784,674	1,081,226	993,876
Machinery and equipment	7,909,982	7,603,314	7,250,410
Tools and dies	5,030,650	4,593,016	4,283,024
Furniture and fixtures	352,372	186,129	179,072
Website development cost	9,785	9,785	9,784
	$16,659,886	$14,013,122	$13,253,208

Less: accumulated depreciation and amortization	(12,305,775)	(11,468,574)	(10,678,324)
Property, Plant and Equipment, net	$4,354,111	$2,544,548	$2,574,884

Depreciation and amortization expense for the fiscal years ended March 31, 2022, 2021 and 2020 was $837,201, $790,250 and $955,123, respectively.

IEH CORPORATION
Notes to Financial Statements

Note 7 - ACCOUNTS RECEIVABLE FINANCING:

The Company had an accounts receivable financing agreement with a non-bank lending institution (“Financing Company”) whereby it was able to borrow up to 80 percent of its eligible receivables (as defined in such financing agreement) at an interest rate of 2.5% above JP Morgan Chase’s publicly announced rate with a minimum rate of 6% per annum.

The financing agreement was terminated as of March 14, 2022.

As of March 31, 2022, 2021 and 2020, the obligation to the Financing Company was $0, $0 and $36,224, respectively.

Note 8 - PPP LOAN AND NOTE:

On April 13, 2020, the Company entered into an unsecured note (the “PPP Note”) evidencing an unsecured loan (“PPP Loan”) in a principal amount of $2,103,885 pursuant to the Payment Protection Program (“PPP”) under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). The PPP Loan was administered by the U.S. Small Business Administration and the Company’s loan was made through JP Morgan Chase Bank. The PPP Loan bore interest at a fixed interest rate of one (1%) percent per year and would have matured in two (2) years after the issuance date. Payment of interest is deferred for the first six (6) months. Beginning on the seventh month following the date of the PPP Note (November 2020), the Company is required to make 18 payments of equal monthly installments of principal and interest with the final payment due in April 2022. The PPP Note provides for customary events of default including, among other things, cross-defaults on any other loan with JP Morgan Chase Bank. The PPP Loan may be accelerated upon the occurrence of an event of default. The PPP Loan may be prepaid by the Company at any time with no prepayment penalties applied.

The proceeds of the PPP Loan may be used for payroll costs, costs related to certain group health care benefits, rent payments, utility payments, mortgage interest payments, interest payments on other debt obligation that were incurred before February 15, 2020. The PPP Note contains events of defaults and other conditions customary for a note of this type.

The PPP Loan was guaranteed by the United States Small Business Administration (“SBA”). The Company may apply to JP Morgan Chase Bank for forgiveness of the PPP Loan, with the amounts which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations and covered utilities, which payments were incurred by the Company during the 24-week period beginning on April 13, 2020 and calculated in accordance with the CARES Act.

Under the terms of the CARES Act, the PPP Loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the PPP with such forgiveness to be determined subject to limitations based on the use of loan proceeds for payment of payroll costs and any payments of mortgage, interest, rent and utilities.

On April 21, 2021, the Company received notice that the PPP Loan was forgiven. The Company recorded the forgiveness of the principal balance of $2,103,885 as debt forgiveness income in the quarter ending June 30, 2021.

IEH CORPORATION
Notes to Financial Statements

Note 9 - OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of March 31,
	2022	2021	2020
Payroll and vacation accruals	$871,117	$824,536	$589,989
Sales commissions	48,681	80,775	68,328
Other current liabilities	31,308	34,068	10,145
	$951,106	$939,379	$668,462

Note 10 - INCOME TAXES:

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

The provision for income taxes consists of the following:

	Fiscal Year Ended March 31,
	2022	2021	2020
			(As Restated)
Current:
Federal	$-	$980,061	$430,193
State and local	-	81,169	367,110
Total current tax provision	-	1,061,230	797,303

Deferred:
Federal	(150,204)	(420,508)	(453,034)
State and local	(12,442)	(33,967)	(293,394)
Total deferred tax expense	(162,646)	(454,475)	(746,428)
Total provision	$(162,646)	$606,755	$50,875

IEH CORPORATION
Notes to Financial Statements

Note 10 - INCOME TAXES (Continued):

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of March 31,
	2022	2021	2020
			(As Restated)
Deferred tax assets:
Net operating loss	$424,263	$-	$-
Operating lease liabilities	714,947	752,340	-
Stock options	883,522	816,500	677,239
Accrued expenses	67,146	-	119,872
Inventory	150,460	148,742	-
Total deferred tax assets	2,240,338	1,717,582	797,111

Deferred tax liabilities:
Depreciation	766,255	344,200	532,896
Operating lease right-of-use asset	667,703	731,429	-
Total deferred tax liabilities	1,433,958	1,075,629	532,896

Deferred tax assets (liabilities), net	$806,380	$641,953	$264,215

IEH CORPORATION
Notes to Financial Statements

Note 10 - INCOME TAXES (Continued):

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income before provision for income taxes is as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
			(As Restated)
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.4%	1.4%	13.6%
Stock Option Exercises	1.6%	0.6%	(21.2)%
True-up for tax provision	0.0%	0.0%	(8.9)%
Debt forgiveness income of the PPP Note- not subject to income tax	(36.9)%	0.0%	0.0%
Meals and entertainment	0.2%	(0.1)%	(0.7)%
Effective tax rate	(12.7)%	22.9%	3.8%

During the fiscal year ended March 29, 2019, the Company received a remittance of $460,442 from the Internal Revenue Service. The remittance did not indicate the basis for the payment. The Company has reported this payment as a current liability in the accompanying financial statements until such time that the basis for this remittance can be determined.

For the year ended March 31, 2022, the Company’s effective tax rate was (12.7)%, which consisted principally of a federal rate of 21%, and the Company’s estimate of state taxes, net of federal benefit, of 1.4%, offset by the impact of a gain on the forgiveness of debt that was not subject to income tax.

As of March 31, 2022 for U.S. federal and state income tax reporting purposes, the Company has approximately $1,900,000 of unused net operating losses (“NOLs”) available for carry forward to future years. As a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”), for U.S. income tax purposes, NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely to offset future taxable income. The total amount of the Federal NOL as of March 31, 2022, may be carried forward indefinitely. The state and city NOLs may generally be carried forward for twenty years and may be applied against future taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur if the Company issues additional shares of common stock pursuant.

The Company remains subject to examination by tax authorities for fiscal tax years ended March 31, 2020 and later.

Based upon the Company’s history of generating taxable income, the Company performed an analysis and determined that it was not necessary to establish a valuation reserve with respect to its net deferred income tax assets.

As of December 31, 2022, management does not believe that the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

IEH CORPORATION
Notes to Financial Statements

Note 11 - EQUITY INCENTIVE PLANS:

2011 Equity Incentive Plan

On August 31, 2011, the Company’s stockholders approved the adoption of the Company’s 2011 Equity Incentive Plan (“2011 Plan”) to provide for the grant of stock options and restricted stock awards to purchase up to 750,000 shares of the Company’s common stock to all employees, consultants and other eligible participants including senior management and members of the Board of Directors of the Company. The 2011 Equity Incentive Plan expired on August 31, 2021 after which no further awards will be granted under such plan.

2020 Equity Incentive Plan

On November 18, 2020, the Board of Directors approved for submission to stockholders at the Annual Meeting the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). On December 16, 2020, the Company’s stockholders approved the adoption of the 2020 Plan to provide for the grant of stock options and restricted stock awards to purchase up to 750,000 shares of the Company’s common stock to all employees, consultants and other eligible participants including senior management and members of the Board of Directors of the Company.

Options granted to employees under both the 2011 Plan and the 2020 Plan (together the “Plans”) may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not qualify (non-qualified stock options).

Under the Plans, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) or greater stockholders, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company’s common stock and the option must not be exercisable after the expiration of ten years from the day of the grant. The Plans also provides that holders of options that wish to pay for the exercise price of their options with shares of the Company’s common stock must have beneficially owned such stock for at least six months prior to the exercise date.

Exercise prices of non-incentive stock options may not be less than the fair market value of the Company’s common stock.

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000.

Option Awards

On July 29, 2019, the Board of Directors granted David Offerman, the Company’s President and Chief Executive Officer an option to purchase 225,000 shares of the Company’s common stock at an exercise price of $20.00 per share, under the 2011 Plan, in connection with his employment agreement dated as of July 29, 2019. The option expires ten years from the date of grant, and vests in three equal annual installments of 75,000 options each, with the first vesting installment occurring on the date of grant. The option had a fair value on the date of grant of $2,394,000.

IEH CORPORATION
Notes to Financial Statements

Note 11 - EQUITY INCENTIVE PLANS (Continued):

Stock-based compensation expense

Stock-based compensation expense is recorded in general and administrative expenses included in the statement of operations. For the fiscal years ended March 31, 2022, 2021 and 2020, stock-based compensation expense was $383,083, $1,695,826 and $1,421,211, respectively.

The Company received $0, $0 and $264,000 in proceeds from stock option exercises during the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

As of March 31, 2022 there was no unrecognized compensation expense related to unamortized stock options.

Stock option activity

The following table provides the stock option activity:

		Weighted Avg.	Weighted Avg.	Remaining Contractual	Aggregate
		Grant Date	Exercise	Term	Intrinsic Value
	Shares	Fair Value	Price	(Years)	(in thousands)
Balance at March 31, 2019	185,000	$4.19	$6.05	7.75	$1,832
Granted	235,000	10.46	$14.72
Exercised	(47,783)	3.94	$6.59
Forfeited or Expired	-	-	-

Balance as of March 31, 2020	372,217	$8.18	$14.72	7.84	$934
Exercisable as of March 31, 2020	220,217	$6.47	$6.59

Granted	112,500	7.24	$13.84
Exercised	-	-	$-
Forfeited or Expired	(10,000)	7.22	15.10

Balance as of March 31, 2021	474,717	$7.98	$14.82	7.48	$1,858
Exercisable as of March 31, 2021	399,717	$7.48	$13.85

Granted	20,000	5.85	$12.18
Exercised	-	-	$-
Forfeited or Expired	(12,500)	7.41	15.10

Balance as of March 31, 2022	482,217	$7.91	$14.69	6.56	$865
Exercisable as of March 31, 2022	482,217	$7.91	$14.69

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in-the-money options on those dates.

IEH CORPORATION
Notes to Financial Statements

Note 12 - CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. The Company accrued contributions of $408,000, $394,000 and $324,000 for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

Note 13 - COMMITMENTS AND CONTINGENCIES:

The Company maintains its operations in facilities located in both New York and Pennsylvania.

On December 1, 2020, the Company entered into a 120 month extension of its lease agreement for an industrial building in Brooklyn, NY. Monthly rent is $20,400 for the period from commencement through November 30, 2021, $21,012 for the next 12-month period, $21,642 for the next 12-month period, $22,292 for the next 12-month period, $22,960 for the next 12-month period, $25,256 for the next 12-month period, $26,014 for the next 12-month period, $26,795 for the next 12-month period, $27,598 for the next 12-month period and $28,426 for the last 12-month period. The Company maintains a security deposit of $40,800, which is included in other assets on the accompanying balance sheet.

On January 29, 2021 the Company entered into an 87 month lease agreement for an industrial building in Allentown, Pennsylvania. Monthly rent is $17,520 for the period from commencement through month 15, $18,046 for the next 12-month period, $18,587 for the next 12-month period, $19,145 for the next 12-month period, $19,719 for the next 12-month period, $20,310 for the next 12-month period and $20,920 for the last 12-month period. The Company maintains a security deposit of $35,040, which is included in other assets on the accompanying balance sheet.

The rental expense for the fiscal years ended March 31, 2022, 2021 and 2020, was $573,125, $255,158 and $194,338, respectively.

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (ID No. 136115077). The Multi-Employer Plan is covered by a collective bargaining agreement with the Company, which expires on March 31, 2024. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The risks of participating in a multiemployer plan are different from single-employer plans, for example, assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, if a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may become the obligation of the remaining participating employers, and if a participating employer chooses to stop participating in these multiemployer plans, the employer may be required to pay those plans an amount based on the underfunded status of the plan.

Based upon the Multi-Employer Plan’s consulting actuary, the actuarial certification of plan status for the year ended December 31, 2021 is neither endangered nor critical under the Pension Protection Act of 2006. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $56,791, $55,941 and $51,383 for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. For the plan years ended December, 31, 2021, 2020 and 2019 respectively, the Company was listed in the United Auto Workers of America, Local 259 as providing less than 5% of the total contributions for the plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

IEH CORPORATION
Notes to Financial Statements

Note 14 - CONCENTRATIONS:

During the fiscal year ended March 31, 2022, three customers accounted for 37.1% of the Company’s net sales. One of those customers accounted for 12.5% of the Company’s net sales while the second and third customers accounted for 12.3% and 12.3% of the Company’s net sales, respectively.

During the fiscal year ended March 31, 2021, three customers accounted for 36.0% of the Company’s net sales. One of those customers accounted for 17.3% of the Company’s net sales while the second and third customers accounted for 10.4% and 8.3% of the Company’s net sales, respectively.

During the fiscal year ended March 31, 2020, three customers accounted for 36.6% of the Company’s net sales. One of those customers accounted for 13.6% of the Company’s net sales while the second and third customers accounted for 13.1% and 9.9% of the Company’s net sales, respectively.

As of March 31, 2022, 2021 and 2020 one customer accounted for 15.0%, three customers accounted for 41.7%, and two customers accounted for 35% of accounts receivable, respectively.

As of March 31, 2022, 2021 and 2020 two vendors accounted for 21.4%, four vendors accounted for 46.3%, and six vendors accounted for 73% of accounts payable, respectively.

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As further described in Note 2, the previously reported financial information for the quarters ended September 27, 2019 and December 31, 2019 have been restated. Relevant restated financial information for the second and third quarters of fiscal year 2020 is included in this Annual Report on Form 10-K in the tables that follow. As part of the restatement, the Company recorded adjustments to correct the uncorrected misstatements in the impacted periods. Descriptions of the restatement references (a), (b), and (c) can be found in Note 2. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Restated amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

The following tables summarize the Company’s unaudited quarterly financial information for each of the three interim quarters of 2022, 2021 and 2020 (the sum of quarterly periods may not equal full-year amounts due to rounding):

Incorporated herein is expanded disclosure of the restatements of the quarterly information for the three and six-months ended September 27, 2019 and three and nine-months ended December 31, 2019.

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

		As Restated
	June 28, 2019	September 27, 2019	December 31, 2019
Assets
Current assets:
Cash	$6,444,502	$6,563,424	$8,191,969
Accounts receivable	5,200,850	5,515,887	5,776,564
Inventories	12,044,241	9,947,043	11,174,119
Excess payments to commercial finance company	705,623	608,666	-
Prepaid expenses and other current assets	387,519	551,032	271,541
Total current assets	24,782,735	23,186,052	25,414,193

Non-current assets:
Property, plant and equipment, net	2,584,226	2,433,956	2,331,705
Operating lease right-of-use assets	254,249	206,541	158,833
Security deposit	54,489	54,489	54,489
Total assets	$27,675,699	$25,881,038	$27,959,220

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$501,105	$119,691	$246,706
Due to accounts receivable financing company	-	-	381,871
Customer advance payments	524,685	222,541	-
Accrued corporate income taxes	2,044,973	1,263,075	843,114
Operating lease liabilities	190,920	177,664	165,395
Other current liabilities	1,163,558	1,171,749	2,025,287
Total current liabilities	4,425,241	2,954,720	3,662,373

Operating lease liabilities, non-current	64,207	33,047	-
Total liabilities	4,489,448	2,987,767	3,662,373

Commitments and Contingencies

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,323,468, 2,331,751 and 2,360,251 shares issued and outstanding at June 28, 2019, September 27, 2019 and December 31, 2019, respectively	23,235	23,318	23,603
Additional paid-in capital	3,811,134	4,734,382	5,165,588
Retained earnings	19,351,882	18,135,571	19,107,656
Total Stockholders’ Equity	23,186,251	22,893,271	24,296,847
Total Liabilities and Stockholders’ Equity	$27,675,699	$25,881,038	$27,959,220

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2020	September 30, 2020	December 31, 2020
Assets
Current assets:
Cash	$11,583,305	$11,563,014	$12,767,381
Accounts receivable	5,230,852	5,634,070	4,541,646
Inventories	10,676,366	10,602,201	11,454,873
Corporate income taxes receivable	-	404,337	656,017
Prepaid expenses and other current assets	148,609	88,262	99,734
Total current assets	27,639,132	28,291,884	29,519,651

Non-current assets:
Property, plant and equipment, net	2,685,795	2,741,209	2,627,287
Operating lease right-of-use assets	63,417	15,710	2,027,596
Deferred income tax asset, net	264,215	264,215	264,215
Security deposit	54,489	54,489	54,489
Total assets	$30,707,048	$31,367,507	$34,493,238

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,703	$600,813	$98,067
Due to accounts receivable financing company	136,579	-	-
Customer advance payments	170,958	215,928	50,358
Accrued corporate income taxes	362,947	-	-
Operating lease liabilities	-	-	40,196
Other current liabilities	1,726,285	795,136	511,904
Total current liabilities	2,508,472	1,611,877	700,525

Operating lease liabilities, non-current	73,863	28,097	2,010,789
PPP Loan	2,103,885	2,103,885	2,103,885
Total liabilities	4,686,220	3,743,859	4,815,199

Commitments and Contingencies

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized;2,370,251, 2,370,251 and 2,370,251 shares issued and outstanding at June 30, 2020, September 30, 2020 and December 31, 2020, respectively	23,703	23,703	23,703
Additional paid-in capital	5,759,477	5,965,349	6,983,741
Retained earnings	20,237,648	21,634,596	22,670,595
Total Stockholders’ Equity	26,020,828	27,623,648	29,678,039
Total Liabilities and Stockholders’ Equity	$30,707,048	$31,367,507	$34,493,238

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2021	September 30, 2021	December 31, 2021
Assets
Current assets:
Cash	$15,028,313	$14,616,581	$13,118,664
Accounts receivable	3,686,273	3,068,677	3,391,303
Inventories	10,021,985	9,311,019	9,419,614
Corporate income taxes receivable	627,511	1,418,452	1,613,310
Prepaid expenses and other current assets	219,715	174,219	81,807
Total current assets	29,583,797	28,588,948	27,624,698

Non-current assets:
Property, plant and equipment, net	2,402,752	2,599,641	4,176,303
Operating lease right-of-use assets	3,209,494	3,134,176	3,057,992
Deferred income tax asset, net	1,154,225	1,154,225	1,154,225
Security deposit	75,756	75,756	75,756
Total assets	$36,426,024	$35,552,746	$36,088,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$791,077	$271,903	$882,688
Customer advance payments	12,272	29,633	159,954
Operating lease liabilities	245,785	270,084	277,604
Other current liabilities	711,855	561,957	568,411
Total current liabilities	1,760,989	1,133,577	1,888,657

Operating lease liabilities, non-current	3,123,670	3,053,531	2,981,173
Total liabilities	4,884,659	4,187,108	4,869,830

Commitments and Contingencies

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,370,251, 2,370,251 and 2,370,251 shares issued and outstanding at June 30, 2021 September 30, 2021 and December 31, 2021 respectively	23,703	23,703	23,703
Additional paid-in capital	7,382,741	7,449,241	7,507,729
Retained earnings	24,134,921	23,892,694	23,687,712
Total Stockholders’ Equity	31,541,365	31,365,638	31,219,144
Total Liabilities and Stockholders’ Equity	$36,426,024	$35,552,746	$36,088,974

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

		As Restated
	Three Months Ended June 28, 2019	Three Months Ended September 27, 2019	Six Months Ended September 27, 2019	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Revenue	$7,567,398	$7,551,384	$15,118,782	$8,424,657	$23,542,266

Costs and expenses:
Cost of products sold	4,820,944	7,197,810	12,018,754	5,060,882	17,078,463
Selling, general and administrative	1,113,833	2,116,610	3,230,443	1,469,197	4,699,640
Depreciation and amortization	236,620	223,333	459,953	237,764	697,717
Total operating expenses	6,171,397	9,537,753	15,709,150	6,767,843	22,475,820

Operating income (loss)	1,396,001	(1,986,369)	(590,368)	1,656,814	1,066,446

Other (expense) income:
Other income	8,898	7,976	16,874	6,025	22,899
Interest (expense) income, net	(13,927)	(19,816)	(33,743)	(17,263)	(51,006)
Total other (expense) income, net	(5,029)	(11,840)	(16,869)	(11,238)	(28,107)

Income (loss) before (provision for) benefit from income taxes	1,390,972	(1,998,209)	(607,237)	1,645,576	1,038,339

(Provision for) benefit from income taxes	(481,439)	781,898	300,459	(673,491)	(373,032)
Net Income (Loss)	$909,533	$(1,216,311)	$(306,778)	$972,085	$665,307

Basic earnings per common share	$0.39	$(0.52)	$(0.13)	$0.41	$0.29
Diluted earnings per share	$0.37	$(0.52)	$(0.13)	$0.35	$0.25
Weighted average number of common shares outstanding - basic (in thousands)	2,323	2,328	2,326	2,349	2,334
Weighted average number of common shares outstanding - diluted (in thousands)	2,440	2,328	2,443	2,769	2,616

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Revenue	$8,265,086	$9,538,479	$17,803,565	$8,397,523	$26,201,088

Costs and expenses:
Cost of products sold	5,736,255	5,816,176	11,552,431	4,683,903	16,236,334
Selling, general and administrative	1,786,532	1,659,188	3,445,720	2,193,989	5,639,709
Depreciation and amortization	146,130	245,483	391,613	204,300	595,913
Total operating expenses	7,668,917	7,720,847	15,389,764	7,082,192	22,471,956

Operating income	596,169	1,817,632	2,413,801	1,315,331	3,729,132

Other income (expense):
Other income	27,897	23	27,920	28,324	56,244
Interest (expense) income, net	(8,973)	(5,791)	(14,764)	144	(14,620)
Total other income (expense), net	18,924	(5,768)	13,156	28,468	41,624

Income before provision for income taxes	615,093	1,811,864	2,426,957	1,343,799	3,770,756

Provision for income taxes	(140,856)	(414,916)	(555,772)	(307,800)	(863,572)
Net Income	$474,237	$1,396,948	$1,871,185	$1,035,999	$2,907,184

Basic earnings per common share	$0.20	$0.59	$0.79	$0.44	$1.23
Diluted earnings per share	$0.19	$0.57	$0.76	$0.42	$1.18
Weighted average number of common shares outstanding - basic (in thousands)	2,370	2,370	2,370	2,370	2,370
Weighted average number of common shares outstanding - diluted (in thousands)	2,455	2,458	2,457	2,460	2,458

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2021	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021
Revenue	$6,510,577	$6,561,872	$13,072,449	$5,814,132	$18,886,581

Costs and expenses:
Cost of products sold	4,739,742	5,563,554	10,303,296	4,546,524	14,849,820
Selling, general and administrative	1,284,106	1,180,275	2,464,381	1,320,001	3,784,382
Depreciation and amortization	175,916	181,149	357,065	226,338	583,403
Total operating expenses	6,199,764	6,924,978	13,124,742	6,092,863	19,217,605

Operating income (loss)	310,813	(363,106)	(52,293)	(278,731)	(331,024)

Other income (expense):
Other income	2,130,606	50,839	2,181,445	14,516	2,195,961
Interest income (expense), net	73	126	199	69	268
Total other income (expense), net	2,130,679	50,965	2,181,644	14,585	2,196,229

Income (loss) before (provision for) benefit from income taxes	2,441,492	(312,141)	2,129,351	(264,146)	1,865,205

(Provision for) benefit from income taxes	(97,904)	69,914	(27,990)	59,164	31,174
Net Income (Loss)	$2,343,588	$(242,227)	$2,101,361	$(204,982)	$1,896,379

Basic earnings per common share	$0.99	$(0.10)	$0.89	$(0.09)	$0.80
Diluted earnings per share	$0.95	$(0.10)	$0.86	$(0.09)	$0.77
Weighted average number of common shares outstanding - basic (in thousands)	2,370	2,370	2,370	2,370	2,370
Weighted average number of common shares outstanding - diluted (in thousands)	2,472	2,370	2,456	2,370	2,449

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 29, 2019	2,323,468	$23,235	$3,802,672	$18,442,349	$22,268,256

Stock-based compensation expense	-	-	8,462	-	8,462
Exercise of stock options	-	-	-	-	-
Net income	-	-	-	909,533	909,533

Balance at June 28, 2019	2,323,468	$23,235	$3,811,134	$19,351,882	$23,186,251

Stock-based compensation expense	-	-	890,331	-	890,331
Exercise of stock options	8,283	83	32,917	-	33,000
Net loss	-	-	-	(1,216,311)	(1,216,311)

Balance at September 27, 2019 (As Restated)	2,331,751	$23,318	$4,734,382	$18,135,571	$22,893,271

Stock-based compensation expense	-	-	260,491	-	260,491
Exercise of stock options	28,500	285	170,715	-	171,000
Net income	-	-	-	972,085	972,085

Balance at December 31, 2019 (As Restated)	2,360,251	$23,603	$5,165,588	$19,107,656	$24,296,847

Stock-based compensation expense	-	-	261,927	-	261,927
Exercise of stock options	10,000	100	59,900	-	60,000
Net income	-	-	-	655,755	655,755

Balance at March 31, 2020 (As Restated)	$2,370,251	$23,703	$5,487,415	$19,763,411	$25,274,529

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 31, 2020 (As Restated)	2,370,251	$23,703	$5,487,415	$19,763,411	$25,274,529

Stock-based compensation expense	-	-	272,062	-	272,062
Exercise of stock options	-	-	-	-	-
Net income	-	-	-	474,237	474,237

Balance at June 30, 2020	2,370,251	$23,703	$5,759,477	$20,237,648	$26,020,828

Stock-based compensation expense	-	-	205,872	-	205,872
Exercise of stock options	-	-	-	-	-
Net income	-	-	-	1,396,948	1,396,948

Balance at September 30, 2020	2,370,251	$23,703	$5,965,349	21,634,596	$27,623,648

Stock-based compensation expense	-	-	1,018,392	-	1,018,392
Exercise of stock options	-	-	-	-	-
Net income	-	-	-	1,035,999	1,035,999

Balance at December 31, 2020	2,370,251	$23,703	$6,983,741	22,670,595	$29,678,039

Stock-based compensation expense	-	-	199,500	-	199,500
Exercise of stock options	-	-	-	-	-
Net loss	-	-	-	(879,262)	(879,262)

Balance at March 31, 2021	$2,370,251	$23,703	$7,183,241	21,791,333	$28,998,277

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 31, 2021	2,370,251	$23,703	$7,183,241	$21,791,333	$28,998,277

Stock-based compensation expense	-	-	199,500	-	199,500
Exercise of stock options	-	-	-	-	-
Net income	-	-	-	2,343,588	2,343,588

Balance at June 30, 2021	2,370,251	$23,703	$7,382,741	24,134,921	$31,541,365

Stock-based compensation expense	-	-	66,500	-	66,500
Exercise of stock options	-	-	-	-	-
Net loss	-	-	-	(242,227)	(242,227)

Balance at September 30, 2021	2,370,251	$23,703	$7,449,241	23,892,694	$31,365,638

Stock-based compensation expense	-	-	58,488	-	58,488
Exercise of stock options	-	-	-	-	-
Net loss	-	-	-	(204,982)	(204,982)

Balance at December 31, 2021	2,370,251	$23,703	$7,507,729	$23,687,712	$31,219,144

Stock-based compensation expense	-	-	58,595	-	58,595
Exercise of stock options	-	-	-	-	-
Net loss	-	-	-	(458,245)	(458,245)

Balance at March 31, 2022	$2,370,251	$23,703	$7,566,324	23,229,467	$30,819,494

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		As Restated
	Three Months Ended June 28, 2019	Six Months Ended September 27, 2019	Nine Months Ended December 31, 2019
Cash flows from operating activities:
Net income (loss)	$909,533	$(306,778)	$665,307
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	236,620	459,953	697,717
Stock-based compensation expense	8,462	898,793	1,159,284
Operating lease right-of-use assets	(254,249)	(206,541)	(158,833)
Changes in assets and liabilities:
Accounts receivable	(1,367,760)	(1,682,797)	(1,943,474)
Inventories	(22,798)	2,074,400	847,324
Prepaid expenses and other current assets	147,378	(16,135)	263,356
Operating lease liabilities	255,127	210,711	165,395
Accounts payable	21,093	(360,321)	(233,306)
Customer advance payments	176,455	(125,689)	(348,230)
Other current liabilities	186,138	194,329	1,047,867
Accrued corporate income taxes	368,545	(413,353)	(833,314)
Excess payments to commercial financial company	(705,623)	(608,666)	-
Net cash (used in)/provided by operating activities	(41,079)	117,906	1,329,093

Cash flows from investing activities:
Acquisition of property, plant and equipment	(260,239)	(333,302)	(468,815)
Net cash used in investing activities	(260,239)	(333,302)	(468,815)

Cash flows from financing activities:
Advances under accounts receivable financing	10,611,009	11,316,632	25,856,183
Repayments under the accounts receivable financing	(10,945,315)	(11,650,938)	(25,808,618)
Exercise of stock options	-	33,000	204,000
Net cash (used in)/provided by financing activities	(334,306)	(301,306)	251,565

Net increase in cash	(635,624)	(516,702)	1,111,843
Cash - beginning of fiscal year	7,080,126	7,080,126	7,080,126
Cash - end of fiscal year	$6,444,502	$6,563,424	$8,191,969

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,502	$31,329	$48,592
Income Taxes	$112,895	$112,895	$953,365

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30, 2020	Six Months Ended September 30, 2020	Nine Months Ended December 31, 2020
Cash flows from operating activities:
Net income	$474,237	$1,871,185	$2,907,184
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	146,129	391,613	595,913
Stock-based compensation expense	272,062	477,934	1,496,326
Obsolescence provision	9,000	9,000	9,000
Operating lease right-of-use assets	1,942	3,883	14,885
Changes in assets and liabilities:
Accounts receivable	127,312	(275,906)	816,518
Inventories	67,199	141,364	(711,308)
Prepaid expenses and other current assets	27,264	87,611	76,139
Accounts payable	(372,774)	116,336	(386,410)
Customer advance payments	(75,002)	(30,032)	(195,602)
Other current liabilities	1,057,823	126,674	(156,558)
Corporate income taxes receivable	-	(404,337)	(656,017)
Accrued corporate income taxes	140,856	(222,091)	(222,091)
Net cash provided by operating activities	1,876,048	2,293,234	3,587,979

Cash flows from investing activities:
Acquisition of property, plant and equipment	(257,040)	(557,938)	(648,316)
Net cash used in investing activities	(257,040)	(557,938)	(648,316)

Cash flows from financing activities:
Advances under accounts receivable financing	13,650,607	21,468,020	21,468,020
Repayments under the accounts receivable financing	(13,550,252)	(21,504,244)	(21,504,244)
Proceeds from PPP loan	2,103,885	2,103,885	2,103,885
Net cash provided by financing activities	2,204,240	2,067,661	2,067,661

Net increase in cash	3,823,248	3,802,957	5,007,324
Cash - beginning of fiscal year	7,760,057	7,760,057	7,760,057
Cash - end of fiscal year	$11,583,305	$11,563,014	$12,767,381

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,602	$16,029	$16,269
Income Taxes	$-	$1,182,200	$1,629,700

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30, 2021	Six Months Ended September 30, 2021	Nine Months Ended December 31, 2021
Cash flows from operating activities:
Net income	$2,343,588	$2,101,361	$1,896,379
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	175,917	357,065	583,404
Stock-based compensation expense	199,500	266,000	324,488
Obsolescence provision	(14,000)	(14,000)	(14,000)
Deferred income taxes, net	(512,272)	(512,272)	(512,272)
Operating lease right-of-use assets	107,202	232,921	358,640
Gain on forgiveness of PPP loan	(2,103,885)	(2,103,885)	(2,103,885)
Changes in assets and liabilities:
Accounts receivable	1,960,450	2,578,046	2,255,420
Inventories	(706,188)	4,778	(103,817)
Prepaid expenses and other current assets	(80,315)	(34,819)	57,593
Operating lease liabilities	(40,800)	(137,041)	(251,414)
Accounts payable	172,023	(347,151)	263,634
Customer advance payments	(26,389)	(9,028)	121,293
Other current liabilities	(227,524)	(377,422)	(370,968)
Corporate income taxes receivable	(92,415)	(883,356)	(1,078,214)
Net cash provided by operating activities	1,154,892	1,121,197	1,426,281

Cash flows from investing activities:
Acquisition of property, plant and equipment	(34,121)	(412,158)	(2,215,159)
Net cash used in investing activities	(34,121)	(412,158)	(2,215,159)

Net increase in cash	1,120,771	709,039	(788,878)
Cash - beginning of fiscal year	13,907,542	13,907,542	13,907,542
Cash - end of fiscal year	$15,028,313	$14,616,581	$13,118,664

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$52	$52	$110
Income Taxes	$397,592	$1,010,539	$1,274,539

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of September 27, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	(As Restated)
Assets
Current assets:
Cash	$6,563,424			$6,563,424
Accounts receivable	5,515,887			5,515,887
Inventories	13,091,697	(3,144,654)	a	9,947,043
Excess payments to commercial financial company	608,666			608,666
Prepaid expenses and other current assets	551,032			551,032
Total current assets	26,330,706	(3,144,654)		23,186,052

Non-current assets:
Property, plant and equipment, net	2,433,956			2,433,956
Operating lease right-of-use assets	206,541			206,541
Security deposit	54,489			54,489
Total assets	$29,025,692	$(3,144,654)		$25,881,038

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,691			$119,691
Customer advance payments	222,541			222,541
Accrued corporate income taxes	2,747,407	(1,484,332)	c	1,263,075
Operating lease liabilities	177,664			177,664
Other current liabilities	1,171,749			1,171,749
Total current liabilities	4,439,052	(1,484,332)		2,954,720

Operating lease liabilities, non-current	33,047	-		33,047
Total liabilities	4,472,099	(1,484,332)		2,987,767

Commitments and Contingencies

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,331,751 shares issued and outstanding	23,318			23,318
Additional paid-in capital	3,849,715	884,667	b	4,734,382
Retained earnings	20,680,560	(2,544,989)	a, b, c	18,135,571
Total Stockholders’ Equity	24,553,593	(1,660,322)		22,893,271
Total Liabilities and Stockholders’ Equity	$29,025,692	$(3,144,654)		$25,881,038

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of December 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	(As Restated)
Assets
Current assets:
Cash	$8,191,969			$8,191,969
Accounts receivable	5,776,564			5,776,564
Inventories	14,108,916	(2,934,797)	a	11,174,119
Prepaid expenses and other current assets	271,540			271,541
Total current assets	28,348,989	(2,934,797)		25,414,193

Non-current assets:
Property, plant and equipment, net	2,331,705			2,331,705
Operating lease right-of-use assets	158,833			158,833
Security deposit	54,489			54,489
Total assets	$30,894,016	$(2,934,797)		$27,959,220

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$246,706			$246,706
Due to accounts receivable financing company	381,871			381,871
Accrued corporate income taxes	1,844,650	(1,001,536)	c	843,114
Operating lease liabilities	165,395			165,395
Other current liabilities	2,025,287			2,025,287
Total current liabilities	4,663,909	(1,001,536)		3,662,373

Total liabilities	4,663,909	(1,001,536)		3,662,373

Commitments and Contingencies

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,360,251 shares issued and outstanding	23,603			23,603
Additional paid-in capital	5,165,588			5,165,588
Retained earnings	21,040,916	(1,933,260)	a, c	19,107,656
Total Stockholders’ Equity	26,230,107	(1,933,260)		24,296,847
Total Liabilities and Stockholders’ Equity	$30,894,016	$(2,934,796)		$27,959,220

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Three-Months Ended September 27, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$7,551,384	$-		$7,551,384

Costs and expenses:
Cost of products sold	4,052,488	3,145,322	a	7,197,810
Selling, general and administrative	1,232,611	883,999	b	2,116,610
Depreciation and amortization	223,333	-		223,333
Total operating expenses	5,508,432	4,029,321		9,537,753

Operating income (loss)	2,042,952	(4,029,321)		(1,986,369)

Other expenses
Other income	7,976	-		7,976
Interest income (expense)	(19,816)	-		(19,816)
Total other income (expense), net	(11,840)	-		(11,840)

Income (loss) before benefit from (provision for) income taxes	2,031,112	(4,029,321)	a, b	(1,998,209)

Benefit from (provision for) income taxes	(702,434)	1,484,332	c	781,898
Net Income (Loss)	$1,328,678	$(2,544,989)	a, b, c	$(1,216,311)

Basic earnings per common share	$0.57	$(1.09)		$(0.52)
Diluted earnings per share	$0.54	$(1.06)		$(0.52)
Weighted average number of common shares outstanding - basic (in thousands)	2,328			2,328
Weighted average number of common shares outstanding - diluted (in thousands)	2,446			2,328

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Six-Months Ended September 27, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$15,118,782	$-		$15,118,782

Costs and expenses:
Cost of products sold	8,874,100	3,144,654	a	12,018,754
Selling, general and administrative	2,345,776	884,667	b	3,230,443
Depreciation and amortization	459,953	-		459,953
Total operating expenses	11,679,829	4,029,321		15,709,150

Operating income	3,438,953	(4,029,321)		(590,368)

Other expenses
Other income	16,874	-		16,874
Interest income (expense)	(33,743)	-		(33,743)
Total other income (expense), net	(16,869)	-		(16,869)

Income before provision for income taxes	3,422,084	(4,029,321)	a, b	(607,237)

Provision for income taxes	(1,183,873)	1,484,332	c	300,459
Net Income	$2,238,211	$(2,544,989)	a, b, c	$(306,778)

Basic earnings per common share	$0.96	$(1.09)		$(0.13)
Diluted earnings per share	$0.92	$(1.05)		$(0.13)
Weighted average number of common shares outstanding - basic (in thousands)	2,328			2,326
Weighted average number of common shares outstanding - diluted (in thousands)	2,446			2,443

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Three-Months Ended December 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$8,424,657			$8,424,657

Costs and expenses:
Cost of products sold	5,270,795	(209,913)	a	5,060,882
Selling, general and administrative	1,469,198			1,469,197
Depreciation and amortization	237,764	-		237,764
Total operating expenses	6,977,757	(209,913)		6,767,843

Operating income	1,446,900	209,913		1,656,814

Other expenses
Other income	6,025	-		6,025
Interest income (expense)	(17,263)	-		(17,263)
Total other income (expense), net	(11,238)	-		(11,238)

Income before provision for income taxes	1,435,662	209,913	a	1,645,576

Provision for income taxes	(587,550)	(85,941)	c	(673,491)
Net Income	$848,112	$123,972	a, c	$972,085

Basic earnings per common share	$0.36	$0.05		$0.41
Diluted earnings per share	$0.31	$0.04		$0.35
Weighted average number of common shares outstanding - basic (in thousands)	2,349			2,349
Weighted average number of common shares outstanding - diluted (in thousands)	2,769			2,769

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Nine-Months Ended December 31, 2019
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue	$23,542,266	$-		$23,542,266

Costs and expenses:
Cost of products sold	14,143,666	2,934,797	a	17,078,463
Selling, general and administrative	4,699,640			4,699,640
Depreciation and amortization	697,717	-		697,717
Total operating expenses	19,541,023	2,934,797	a	22,475,820

Operating income	4,001,243	(2,934,797)	a	1,066,446

Other expenses
Other income	22,899	-		22,899
Interest income (expense)	(51,006)	-		(51,006)
Total other income (expense), net	(28,107)	-		(28,107)

Income before provision for income taxes	3,973,136	(2,934,797)	a	1,038,339

Provision for income taxes	(1,374,511)	1,001,479	c	(373,032)
Net Income	$2,598,625	$(1,933,318)	a, c	$665,307

Basic earnings per common share	$1.11	$(0.82)		$0.29
Diluted earnings per share	$0.99	$(0.74)		$0.25
Weighted average number of common shares outstanding - basic (in thousands)	2,334			2,334
Weighted average number of common shares outstanding - diluted (in thousands)	2,616			2,616

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(See Note, below)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	capital	Earnings	Equity
As Previously Reported
Balance at June 28, 2019	2,323,468	$23,235	$3,811,134	$19,351,882	$23,186,251
Stock-based compensation expense	-	-	5,664	-	5,664
Exercise of stock options	8,283	83	32,917	-	33,000
Net income (loss)	-	-	-	1,328,678	1,328,678
Balance at September 27, 2019	2,331,751	$23,318	$3,849,715	$20,680,560	$24,553,593

Restatement Impacts
Balance at June 28, 2019	-	-	-	-	-
Stock-based compensation expense (see Note, below)	-	-	884,667	-	884,667
Exercise of stock options	-	-	-	-	-
Net income (loss) (see Note, below)	-	-	-	(2,544,989)	(2,544,989)
Balance at September 27, 2019	-	$-	$884,667	$(2,544,989)	$(1,660,322)

As Restated
Balance at June 28, 2019	2,323,468	23,235	3,811,134	19,351,882	23,186,251
Stock-based compensation expense	-	-	890,331	-	890,331
Exercise of stock options	8,283	83	32,917	-	33,000
Net income (loss)	-	-	-	(1,216,311)	(1,216,311)
Balance at September 27, 2019 (As Restated)	2,331,751	$23,318	$4,734,382	$18,135,571	$22,893,271

Note - This stock-based compensation expense adjustment is to record in Q2 the amortization of stock-based compensation, net of income tax expense, for an equity based award that should have been recorded during this period in the Company’s original filing of Form 10-Q. The amortization of this stock-based compensation award was recorded within the year-to-date statement of operations for the nine months ended December 31, 2019, as if it had been properly recorded within the second quarter of FYE 2020. Thus, within the restatement schedules for the three and six months ended September 27, 2019, the Company is reflecting the effect of recording the impact of this stock-based compensation expense, net of tax, during the three and six months ended September 27, 2019, since these periods are being re-presented within this quarterly information within this annual report. However, the reader will not see a corresponding restatement adjustment impact from this stock-based compensation item, net of tax, within the financial information for the three and nine months ended December 31, 2019, since that information was presented, as adjusted, within the original filing of the Form 10-Q for such period.

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(See Note, below)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	capital	Earnings	Equity
As adjusted and Previously Reported within the Form 10-Q for the Three and Nine Months Ended December 31, 2019:

As presented within the as filed Form 10-Q for the three and six months ended September 27, 2019	2,331,751	$23,318	$3,849,715	$20,680,560	$24,553,593

- Adjustments to opening balances to reflect the effect of stock-based compensation, net of income taxes, that should have been recorded within the three and six months ended September 27, 2019, as if such amounts had been properly recorded during such prior quarterly period (stock-based compensation of $884,667, net of income taxes of $396,911)	-	-	884,667	(487,756)	396,911

Balance at September 27, 2019 - as adjusted and as presented within the Form 10-Q for the three and nine months ended December 31, 2019, as originally filed.	2,331,751	$23,318	$4,734,382	$20,192,804	$24,950,504

Stock-based compensation expense	-	-	260,491	-	260,491
Exercise of stock options	28,500	285	170,715	-	171,000
Net income (loss)	-	-	-	848,112	848,112
Balance at December 31, 2019	2,360,251	$23,603	$5,165,588	$21,040,916	$26,230,107

Restatement Impacts
Restatement impact on the prior quarter for restatement adjustments for costs of products sold, net of income taxes ($2,544,989 representing both the inventory and stock-based compensation adjustments recorded in Q2, less the effect of the stock-based compensation adjustment of $487,756 which had already been reflected as an adjustment of the opening period balance for the quarterly reconciliation presented within the Form 10-Q for the three and nine months ended December 31, 2019).	-	-	-	(2,057,233)	(2,057,233)
Stock-based compensation expense	-	-	-	-	-
Exercise of stock options	-	-	-	-	-
Net income (loss)	-	-	-	123,973	123,973
Balance at December 31, 2019	-	$-	$-	$(1,933,260)	$(1,933,260)

As Restated
Balance at September 27, 2019	2,331,751	23,318	4,734,382	18,135,571	22,893,271
Stock-based compensation expense	-	-	260,491	-	260,491
Exercise of stock options	28,500	285	170,715	-	171,000
Net income (loss)	-	-	-	972,085	972,085
Balance at December 31, 2019 (As Restated)	2,360,251	$23,603	$5,165,588	$19,107,656	$24,296,847

Note - As further discussed above, a year-to-date stock-based compensation expense adjustment was recorded within the Form 10-Q for the three and nine months ended December 31, 2019, to record the amortization of stock-based compensation, net of income tax expense, for an equity based award that should have been recorded during the three months ended June 27, 2019. The amortization of this Q2 stock-based compensation award was recorded within the year-to-date statement of operations for the nine months ended December 31, 2019, as if it had been properly recorded within the second quarter of FYE 2020. Thus, within the restatement schedules for the three and six months ended September 27, 2019, the Company is reflecting the effect of recording the impact of this stock-based compensation expense, net of tax, during the three and six months ended September 27, 2019, since these periods are being re-presented within this quarterly information within this annual report. However, the reader will not see a corresponding restatement adjustment impact from this stock-based compensation item, net of tax, within the financial information for the three and nine months ended December 31, 2019, since that information was presented, as adjusted, within the original filing of the Form 10-Q for such period.

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six-Months Ended September 27, 2019
	As Previously Stated	Restatement Impacts	Restatement Reference	As Restated
Cash flows from operating activities:
Net income	$2,238,211	$(2,544,989)	a, b, c	$(306,778)
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	459,953	-		459,953
Stock-based compensation expense	14,126	884,667	b	898,793
Operating lease right-of-use assets	(206,541)	-		(206,541)
Changes in assets and liabilities:
Accounts receivable	(1,682,797)	-		(1,682,797)
Inventories	(1,070,254)	3,144,654	a	2,074,400
Excess payments to commercial finance company	(608,666)			(608,666)
Prepaid expenses and other current assets	(16,135)	-		(16,135)
Operating lease liabilities	210,711	-		210,711
Accounts payable	(360,321)	-		(360,321)
Customer advance payments	(125,689)	-		(125,689)
Other current liabilities	194,329	-		194,329
Accrued corporate income taxes	1,070,979	(1,484,332)	c	(413,353)
Net cash provided by operating activities	117,906	-		117,906

Cash flows from investing activities:
Acquisition of property, plant and equipment	(333,302)	-		(333,302)
Net cash used in investing activities	(333,302)	-		(333,302)

Cash flows from financing activities:
Advances under accounts receivable financing	11,316,632	-		11,316,632
Repayments under the accounts receivable financing	(11,650,938)	-		(11,650,938)
Exercise of stock options	33,000	-		33,000
Net cash (used in)/provided by financing activities	(301,306)	-		(301,306)

Net increase in cash	(516,702)	-		(516,702)
Cash - beginning of fiscal year	7,080,126	-		7,080,126
Cash - end of fiscal year	$6,563,424	$-		$6,563,424

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$31,329	$-		$31,329
Income Taxes	$112,895	$-		$112,895

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine-Months Ended December 31, 2019
	As Previously Stated	Restatement Impacts	Restatement Reference	As Restated
Cash flows from operating activities:
Net income	$2,598,625	$(1,933,318)	a, b, c	$665,307
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation and amortization	697,717	-		697,717
Stock-based compensation expense	1,159,284	-	b	1,159,284
Operating lease right-of-use assets	(158,833)	-		(158,833)
Changes in assets and liabilities:
Accounts receivable	(1,943,474)	-		(1,943,474)
Inventories	(2,087,473)	2,934,797	a	847,324
Prepaid expenses and other current assets	263,357	-		263,356
Operating lease liabilities	165,395	-		165,395
Accounts payable	(233,363)	-		(233,306)
Customer advance payments	(348,230)	-		(348,230)
Other current liabilities	1,047,867	-		1,047,867
Accrued corporate income taxes	168,221	(1,001,479)	c	(833,314)
Net cash provided by operating activities	1,329,093	-		1,329,093

Cash flows from investing activities:
Acquisition of property, plant and equipment	(468,815)	-		(468,815)
Net cash used in investing activities	(468,815)	-		(468,815)

Cash flows from financing activities:
Advances under accounts receivable financing	25,856,183			25,856,183
Repayments under the accounts receivable financing	(25,808,618)			(25,808,618)
Exercise of stock options	204,000	-		204,000
Net cash (used in)/provided by financing activities	251,565	-		251,565

Net increase in cash	1,111,843			1,111,843
Cash - beginning of fiscal year	7,080,126	-		7,080,126
Cash - end of fiscal year	$8,191,969	$-		$8,191,969

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$48,592	$-		$48,592
Income Taxes	$953,365	$-		$953,365