Form 10-Q
period 2022-06-30
IEH Corp
filed 2023-10-06
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of October 6, 2023, the registrant had 2,370,251 shares of its common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report on Form 10-Q, and as set forth in Part I, Item 1A, Risk Factors, of our Form 10-K for the fiscal year ended March 31, 2022, filed on June 22, 2023, and may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; accounting estimates and assumptions; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to successfully prevent our registration with the SEC from being suspended or revoked and to timely file our SEC reports; our ability to operate our accounting system and material weaknesses identified in connection with our migration to such accounting system; our ability to protect intellectual property; our ability to integrate our satellite facility into our operations, and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statements. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and

●	other risks, including those described in the “Risk Factors” section of this Quarterly Report.

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	June 30, 2022	March 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$11,462,890	$12,675,271
Accounts receivable	2,393,735	3,039,468
Inventories	9,455,580	9,728,387
Corporate income taxes receivable	2,049,430	2,096,480
Prepaid expenses and other current assets	255,916	112,173
Total current assets	25,617,551	27,651,779

Non-current assets:
Property, plant and equipment, net	4,162,764	4,354,111
Operating lease right-of-use assets	2,902,637	2,980,820
Deferred income tax assets, net	-	806,380
Security deposit	75,756	75,756
Total assets	$32,758,708	$35,868,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$669,743	$808,631
Customer advance payments	9,609	97,885
Operating lease liabilities	293,060	285,275
Other current liabilities	1,039,968	951,106
Total current liabilities	2,012,380	2,142,897

Non-current liabilities:
Operating lease liabilities, non-current	2,830,610	2,906,455
Total liabilities	4,842,990	5,049,352

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,370,251 shares issued and outstanding at June 30, 2022 and March 31, 2022	23,703	23,703
Additional paid-in capital	7,566,324	7,566,324
Retained earnings	20,325,691	23,229,467
Total Stockholders’ Equity	27,915,718	30,819,494
Total Liabilities and Stockholders’ Equity	$32,758,708	$35,868,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2022	2021

Revenue	$4,078,584	$6,510,577

Costs and expenses:
Cost of products sold	4,918,939	4,739,742
Selling, general and administrative	1,009,007	1,284,106
Depreciation and amortization	248,483	175,916
Total operating expenses	6,176,429	6,199,764

Operating (loss) income	(2,097,845)	310,813

Other income (expense):
Other income (for three months ended June 31, 2021, consists principally of $2,103,885 debt forgiveness income from the forgiveness of the PPP Loan, see Note 4)	76	2,130,606
Interest income (expense), net	373	73
Total other income (expense), net	449	2,130,679

(Loss) income before provision for income taxes	(2,097,396)	2,441,492
Provision for income taxes	(806,380)	(97,904)
Net (loss) income	$(2,903,776)	$2,343,588

(Net loss) earnings per common share:
Basic	$(1.23)	$0.99
Diluted	$(1.23)	$0.95

Weighted-average number of common and common equivalent shares (in thousands):
Basic	2,370	2,370
Diluted	2,370	2,472

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 31, 2021	2,370,251	$23,703	$7,183,241	$21,791,333	$28,998,277

Stock-based compensation expense	-	-	199,500	-	199,500
Net income	-	-	-	2,343,588	2,343,588

Balances at June 30, 2021	2,370,251	$23,703	$7,382,741	$24,134,921	$31,541,365

Balance at March 31, 2022	2,370,251	$23,703	$7,566,324	$23,229,467	$30,819,494

Net loss	-	-	-	(2,903,776)	(2,903,776)

Balances at June 30, 2022	2,370,251	$23,703	$7,566,324	$20,325,691	$27,915,718

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net (loss) income	$(2,903,776)	$2,343,588
Adjustments to reconcile net (loss) income to
Net cash (used in) provided by operating activities:
Depreciation and amortization	248,483	175,916
Stock-based compensation expense	-	199,500
Inventory obsolescence provision	60,000	(14,000)
Deferred income taxes, net	806,380	(512,272)
Operating lease right-of-use assets	125,719	107,202
Gain on forgiveness of PPP loan	-	(2,103,885)

Changes in assets and liabilities:
Accounts receivable	645,733	1,960,450
Inventories	212,807	(706,188)
Corporate income taxes receivable	47,050	(92,415)
Prepaid expenses and other current assets	(143,743)	(80,315)
Accounts payable	(138,888)	172,023
Customer advance payments	(88,276)	(26,389)
Operating lease liabilities	(115,596)	(40,800)
Other current liabilities	88,862	(227,524)
Net cash (used in) provided by operating activities	(1,155,245)	1,154,891

Cash flows from investing activities:
Acquisition of property, plant and equipment	(57,136)	(34,120)
Net cash used in investing activities	(57,136)	(34,120)

Net (decrease) increase in cash	(1,212,381)	1,120,771
Cash - beginning of period	12,675,271	13,907,542
Cash - end of period	$11,462,890	$15,028,313

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7	$52
Income Taxes	$-	$397,592

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

Overview

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began in New York, New York in 1941. IEH was incorporated in March, 1943.

The Company designs and manufactures HYPERBOLOID connectors that not only accommodate, but exceed military and aerospace specification standards.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of June 30, 2022 and for the three months ended June 30, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the March 31, 2022 audited financial statements and notes included in the Annual Report on Form 10-K filed on June 22, 2023. The March 31, 2022 balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended June 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2023 or any other interim period or future period.

Revenue Recognition

The core principle underlying Accounting Standards Codification ASC 606 “Revenue from Contracts with Customers” (“ASC 606”), is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 sets out the following steps for an entity to follow when applying the core principle to its revenue generating transactions:

●	Identify the contract with a customer

●	Identify the performance obligations in the contract

●	Determine the transaction price

●	Allocate the transaction price to the performance obligations

●	Recognize revenue when (or as) each performance obligation is satisfied

The Company recognizes revenue and the related cost of products sold when the performance obligations are satisfied. The performance obligations are typically satisfied upon shipment of physical goods. In addition to the satisfaction of the performance obligations, the following conditions are required for revenue recognition: an arrangement exists, there is a fixed price, and collectability is reasonably assured.

The Company does not offer any discounts, credits or other sales incentives. Historically, the Company has not had an issue with uncollectible accounts receivable.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition, continued

The Company will accept a return of defective products within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will provide a replacement at its own cost.

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended June 30,
	2022	2021
Domestic	$3,012,794	$4,571,993
International	1,065,790	1,938,584
Total	$4,078,584	$6,510,577

Approximately 54.7% and 79.4% of the international net sales for the three months ended June 30, 2022 and 2021, respectively represent sales to customers located in China.

The Company’s aggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended June 30,
	2022	2021
Industry	%	%
Defense	55.9	56.0
Commercial Aerospace	20.4	14.7
Space	17.0	21.5
Other	6.7	7.8

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $271,000 and $211,000 as of June 30, 2022 and March 31, 2022, respectively, and was reflected as a reduction of inventory.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

At times, the Company’s cash in banks was in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any loss as a result of these deposits.

(Net Loss) Earnings Per Share

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” earnings per share. Basic (net loss) earnings per common share are computed by dividing net (loss) income by the weighted average number of common shares outstanding for the reporting period. Diluted (net loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) for the reporting period.

Basic and diluted (net loss) earnings per share is calculated as follows:

	For the Three Months Ended June 30,
	2022	2021
Net (loss) income	$(2,903,776)	$2,343,588

(Net loss) earnings per common share:
Basic	$(1.23)	$0.99
Diluted	$(1.23)	$0.95

Weighted average number of common shares outstanding-basic (in thousands)	2,370	2,370

Dilutive effect of options to the extent that such options are determined to be in the money for the period (in thousands)	-	101

Weighted average number of common shares outstanding-fully diluted (in thousands)	2,370	2,472

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted (net loss) earnings per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,
	2022	2021
Potentially dilutive options to purchase common shares	472,217	225,000

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts receivable and accounts payable, approximate their fair value due to the relatively short maturity of these instruments. The Company is exposed to credit risk through its cash but mitigates this risk by keeping these deposits at major financial institutions.

ASC 820, “Fair Value Measurements and Disclosures”, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

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

Level 3- Significant unobservable inputs that cannot be corroborated by market data and inputs that are derived principally from or corroborated by observable market data or correlation by other means.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. The Company utilizes estimates with respect to determining the useful lives of fixed assets, the fair value of stock based instruments, an incremental borrowing rate for determining for its leases the present value of lease payments, the calculation of inventory obsolescence, as well as determining the amount of the valuation allowance for deferred income tax assets, net. Actual amounts could differ from those estimates.

Segment Information

The Company identifies its operating segments in accordance with ASC 280, Segment Reporting (“ASC 280”). Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a combined basis for the purposes of allocating resources. Accordingly, the Company has determined it operates and manages its business in a single reportable operating segment.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Depreciation

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended June 30, 2022 and 2021 was $248,483 and $175,916 respectively.

Stock-Based Compensation

Compensation expense for stock options granted to directors, officers and key employees is based on the fair value of the award on the measurement date, which is the date of the grant. The expense is recognized ratably over the service period of the award. The fair value of stock options is estimated using the Black-Scholes valuation model. The fair value of any other non-vested stock awards is generally the market price of the Company’s common stock on the date of the grant.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19 and ASU 2020-02. The ASU introduces a new model for assessing impairment on most financial assets. Entities will be required to use a forward-looking expected loss model, which will replace the current incurred loss model, which will result in earlier recognition of allowance for losses. The ASU will be effective for the Company’s first interim period of the fiscal year ended March 31, 2024. The Company has evaluated the impact of the adoption of ASU 2016-13, and related updates, and has determined that the impact would not be material to its financial statements and disclosures.

The Company has evaluated other recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 3	INVENTORIES:

Inventories are stated at cost, on a moving average basis that does not exceed net realizable value.

Inventories are comprised of the following:

	As of
	June 30, 2022	March 31, 2022
Raw materials	$8,180,369	$7,875,015
Work in progress	1,053,555	1,505,614
Finished goods	492,656	588,758
Allowance for obsolete inventory	(271,000)	(211,000)
	$9,455,580	$9,728,387

Note 4	PPP LOAN AND NOTE:

On April 13, 2020, the Company entered into an unsecured note (the “PPP Note”) evidencing an unsecured loan (“PPP Loan”) in the principal amount of $2,103,885 pursuant to the Payment Protection Program (“PPP”) under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”).

On April 21, 2021, the Company received notice that the PPP Loan was forgiven. The Company recorded the forgiveness of the principal balance of $2,103,885 as debt forgiveness income in the quarter ended June 30, 2021.

Note 5	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	June 30,	March 31,
	2022	2022
Payroll and vacation accruals	$954,322	$871,117
Sales commissions	49,866	48,681
Other current liabilities	35,780	31,308
	$1,039,968	$951,106

Note 6	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 6	LEASES (continued):

Condensed balance sheet information related to our leases is presented below:

		As of
	Condensed Balance Sheet Location	June 30, 2022	March 31, 2022
Operating leases:

Right-of-use assets	Operating lease right-of-use assets	$2,902,637	$2,980,820

Right-of-use liability, current	Operating lease liabilities, current	$293,060	$285,275

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$2,830,610	$2,906,455

The lease expense for the three months ended June 30, 2022 and 2021 was $138,722 and $131,004, which was included in selling, general and administrative expense on the Company’s condensed statement of operations, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on these leases is $3,935,102 as of June 30, 2022.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	June 30,	March 31,
	2022	2022
Other information:
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	7.5	7.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of June 30, 2022 was as follows:

For the years ended March 31,:	Operating Lease Payments
(Nine months ending) March 31, 2023	$353,514
2024	483,184
2025	497,684
2026	519,036
2027	547,460
Thereafter	1,534,224
Total gross operating lease payments	3,935,102
Less: imputed interest	(811,432)
Total lease liabilities, reflecting present value of future minimum lease payments	$3,123,670

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 7	INCOME TAXES:

The effective tax rates for the three months ended June 30, 2022 and 2021 were a provision of 38.4% on a loss before provision for income taxes of $2,097,396 and a provision of 4.01% on income before provision for income taxes of $2,441,492, respectively. The tax provision of $806,380 represents a charge to record a full valuation of the Company’s deferred income tax assets, net as of April 1, 2022. The lower effective income tax rate for the three months ended June 30, 2021 was due to the effect of the $2,103,885 gain on forgiveness of debt, which was not subject to income tax.

Note 8	EQUITY INCENTIVE PLANS:

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

2020 Equity Incentive Plan

On November 18, 2020, the Board of Directors approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) for submission to stockholders at the next annual meeting. On December 16, 2020, the Company’s stockholders approved the adoption of the 2020 Plan, which provides for options and restricted stock awards to purchase up to 750,000 shares of common stock to award in the future as employee incentive compensation to employees, management and directors of the Company.

Options granted to employees under the 2020 Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not qualify (non-qualified stock options).

Under the 2020 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) or greater stockholder, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company’s common stock and the option must not be exercisable after the expiration of ten years from the day of the grant. The 2020 Plan also provide that holders of options that wish to pay for the exercise price of their options with shares of the Company’s common stock must have beneficially owned such stock for at least six months prior to the exercise date.

Exercise prices of non-incentive stock options may not be less than the fair market value of the Company’s common stock.

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 8	EQUITY INCENTIVE PLANS (Continued):

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended June 30, 2022 and 2021, stock-based compensation expense was $0 and $199,500, respectively.

As of June 30, 2022 there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

There were no options granted during the three months ended June 30, 2022 or 2021.

The following table provides the stock option activity:

	Shares	Weighted Avg. Grant Date Fair Value	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of March 31, 2022	482,217	$7.91	$14.69	6.56	$865
Granted	-	-	-
Exercised	-	-	-
Forfeited or Expired	-	-	-
Balance as of June 30, 2022	482,217	$7.91	$14.69	6.31	$821
Exercisable as of June 30, 2022	482,217	$7.91	$14.69	6.31	$821

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Board of Directors, contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. As of June 30, 2022 and March 31, 2022, the Company’s accrued bonus was $381,642 and $408,000, respectively. Bonus expense recorded for each of the three months ended June 30, 2022 and 2021 was $100,500.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 10	COMMITMENTS AND CONTINGENCIES:

The Company maintains its operations in facilities located in both New York and Pennsylvania.

On December 1, 2020, the Company entered into a 120 month extension of its lease agreement for an industrial building in Brooklyn, NY, expiring December 1, 2030. Monthly rent at inception was $20,400, such monthly rent escalates annually to a monthly rent of $28,426 for the final year of the lease term. The Company maintains a security deposit of $40,800, which is included in other assets on the accompanying condensed balance sheet.

On January 29, 2021, the Company entered into an 87 month lease agreement for an industrial building in Allentown, Pennsylvania, expiring March 30, 2028. Monthly rent at inception was $18,046, such that the monthly rent escalates annually to a monthly rent of $20,920 for the final year of the lease term. The Company maintains a security deposit of $35,040, which is included in other assets on the accompanying condensed balance sheet.

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

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $9,528 and $13,331 for the three months ended June 30, 2022 and 2021, respectively.

Note 11	CONCENTRATIONS:

During the three months ended June 30, 2022, one customer accounted for 10.8% of the Company’s net sales.

During the three months ended June 30, 2021, three customers accounted for 44.6% of the Company’s net sales, each represented 16.6%, 16.6%, and 11.4%, respectively.

As of June 30, 2022 and March 31, 2022, one customer accounted for 10.4% and 15.0% of accounts receivable, respectively.

During the three months ended June 30, 2022, one vendor accounted for 15.4% of the Company’s purchases.

During the three months ended June 30, 2021, two vendors accounted for 21.7% of the Company’s purchases, each represented 11.6% and 10.1%, respectively.

As of June 30, 2022 and March 31, 2022, one vendor accounted for 14.6% and two vendors accounted for 21.4% of accounts payable, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this report, which are not historical facts, may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The words “anticipate,” “believe”, “estimate”, “expect,” “objective,” and think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the performance of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw materials and parts, domestic economic conditions, and foreign economic conditions, including currency rate fluctuations.

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

The customers we service are in the Defense, Aerospace, Space, Medical, Oil and Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing (“QPL”) MIL-DTL-55302 and supply customer requested modifications to this specification. Our offering of “QPL” items has recently been expanded to include additional products.

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended June 30,
	2022	2021
Industry	%	%
Defense	55.9	56.0
Commercial Aerospace	20.4	14.7
Space	17.0	21.5
Other	6.7	7.8

Financial Overview

Critical Accounting Policies

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

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. It is important that the discussion of our operating results that follow be read in conjunction with these critical accounting policies which have been disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC on June 22, 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	For the Three-Months Ended June 30,		Period-to-Period
	2022	2021	Change

Revenue	$4,078,584	$6,510,577	$(2,431,993)

Operating expenses:
Cost of products sold	4,918,939	4,739,742	179,197
Selling, general and administrative	1,009,007	1,284,106	(275,099)
Depreciation and amortization	248,483	175,916	72,567
Total operating expenses	6,176,429	6,199,764	(23,335)
Operating (loss) income	(2,097,845)	310,813	(2,408,658)
Other income (expense):
Other income (a)	76	2,130,606	(2,130,530)
Interest income (expense), net	373	73	300
Total other income (expense), net	449	2,130,679	(2,130,230)

(Loss) income before provision for income taxes	(2,097,396)	2,441,492	(4,538,888)
Provision for income taxes	(806,380)	(97,904)	(708,476)
Net (loss) income	$(2,903,776)	$2,343,588	$(5,247,364)

(a)	For the three months ended June 30, 2021, other income consists of $2,103,885 of debt forgiveness income from the forgiveness of the PPP Loan (See Note 4 – PPP Loan and Note).

Revenue for the three months ended June 30, 2022 was $4,078,584, reflecting a decrease of $2,431,993, or 37.4%, as compared to $6,510,577 for the three months ended June 30, 2021. The decline in revenue for the period was principally on account of softness in orders from our defense and space customers. Our revenues continue to be negatively impacted by reduced government spending in these sectors for programs in which we participate. Our commercial aerospace revenues declined less than our revenues from defense and space customers, as consumer aviation traffic has been returning to pre COVID-19 levels, and from the Boeing 737-Max program, in particular, as Boeing has resumed its production after having earlier grounded the production of this aerospace program.

Cost of products sold for the three months ended June 30, 2022 was $4,918,939, reflecting an increase of $179,197, or 3.8% as compared to $4,739,742 for the three months ended June 30, 2021. The increase in our cost of products sold, especially in light of declining revenues, reflects the additional costs we have incurred in staffing the Pennsylvania location, the costs of maintaining our highly trained labor force through periods of reduced production and the impacts of inflation.

Selling, general and administrative expenses for the three months ended June 30, 2022 was $1,009,007, reflecting a decrease of $275,099, or 21.4%, as compared to $1,284,106 for the three months ended June 30, 2021. The decrease was primarily due to a decrease in stock-based compensation of $199,500.

Depreciation and amortization for the three months ended June 30, 2022 was $248,483, reflecting an increase of $72,567, or 41.3%, as compared to $175,916 for the three months ended June 30, 2021. The increase was principally attributable to capitalized leasehold improvements in our new Pennsylvania facility, as well as increases in capitalized molds and dies for new products.

Total other income (expense) for the three months ended June 30, 2022 was income of $449, reflecting a decrease of $2,130,230, as compared to income of $2,130,679 for the three months ended June 30, 2021. The decrease was primarily attributable to the gain on the forgiveness of the PPP loan of $2,103,885 recognized during the three months ended June 30, 2021.

Provision for income taxes for the three months ended June 30, 2022 was $806,380, reflecting an increase of $708,476 as compared to $97,904 for the three months ended June 30, 2021. The increase was primarily attributable to fully impairing the deferred income tax assets, net. During the three months ended June 30, 2022, we determined to record a full valuation allowance on our deferred income tax assets, net. As such, during the three months ended June 30, 2022, we recorded a full valuation allowance for the opening period deferred income tax asset, net and then beginning on June 30, 2022, recorded an adjustment to fully impair any increase in the deferred income tax asset, net. As such, the charge to provision for income taxes for the three months ended June 30, 2022 consisted solely of the write down of the existing deferred income tax asset, net, and that for the remaining quarterly periods within the fiscal year ended March 31, 2023, we are expecting a provision for income taxes of $0.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the three months ended June 30, 2022, our primary sources of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and interest rates, and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of June 30, 2022 and March 31, 2022, the Company’s cash on hand was $11,462,890 and $12,675,271, respectively. The Company recorded a net (loss) income of $(2,903,776) and $2,343,588 for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and March 31, 2022, the Company had working capital of $23,605,171 and $25,508,882 and stockholders’ equity of $27,915,718 and $30,819,494, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table summarizes our sources and uses of cash for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		Period-to-Period
	2022	2021	Change
Cash flow (used in) provided by
Operating activities	$(1,155,245)	$1,154,891	$(2,310,136)
Investing activities	(57,136)	(34,120)	(23,016)
(Decrease) increase in cash and cash equivalents	$(1,212,381)	$1,120,771	$(2,333,152)

Net cash used in operating activities was $1,155,245 for the three months ended June 30, 2022, compared to net cash provided by operating activities of $1,154,891 for the three months ended June 30, 2021. The period over period decrease in cash from operating activities of $2,310,136, was primarily due to the decrease in net income (as adjusted for the non-cash gain on forgiveness of debt), offset principally by the non-cash charge to fully impair the deferred income tax assets, net.

Net cash used in investing activities was $57,136 for the three months ended June 30, 2022, an increase of $23,016, as compared to a use of $34,120 for the three months ended June 30, 2021. The increase in cash used in investing activities during the three months ended June 30, 2022 was principally due to an increase of purchases of molds and dies.

There were no financing activities during the three months ended June 30, 2022 or 2021.

PPP Loan and Note

On April 13, 2020, the Company entered into an unsecured note (the “PPP Note”) evidencing an unsecured loan (“PPP Loan”) in the principal amount of $2,103,885 pursuant to the Payment Protection Program (“PPP”) under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”).

On April 21, 2021, the Company received notice that the PPP Loan was forgiven. The Company recorded the forgiveness of the principal balance of $2,103,885 as debt forgiveness income in the quarter ended June 30, 2021.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $9,537,000 at June 30, 2022 as compared to $7,909,000 at March 31, 2022. The orders in backlog at June 30, 2022 are expected to ship over the next twelve months depending on customer requirements and product availability.

Inflation

In the opinion of management, inflation has begun to impact the costs of our operations and depending upon the current duration and degree of higher inflation levels, is expected to have an impact upon our operations in the future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. As of March 31, 2022, the following material weaknesses were identified. Management is working diligently on steps to remediate these weaknesses. However, until such time as management is able to fully document, implement, test, validate and repeat its steps for remediation, the Company has determined that the below material weaknesses continue to be in effect as of June 30, 2022:

●	Certain of the Company’s controls associated with reconciliations of inventory, cost of products sold and income taxes, as well as for the calculation of stock-based compensation awards, were not operating effectively. These deficiencies, combined with inadequate compensating review controls, resulted in material misstatements, individually in the financial statements and represented a material weakness in the Company’s internal control over financial reporting.

●	The Company has not established an effective control environment due to the ineffective design and implementation of Information Technology General Controls (“ITGC”). The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights over systems that are critical to the Company’s system of financial reporting. The ITGC deficiencies, combined with a lack of properly designed management review controls to compensate for these deficiencies, represent a material weakness in the Company’s internal control over financial reporting.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 30, 2022 which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to our risk factors previously disclosed in our Exchange Act Reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on Annual Report on Form 10-K for the fiscal year ended March 31, 2022 on June 22, 2023).

10.1(†)	2020 Equity Stock Based Compensation Plan (filed as Annex A to definitive Proxy Statement dated November 23, 2020).

10.2(†)	Employment Agreement between the Company and David Offerman, dated as of July 31, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

10.3(†)	Employment Agreement between the Company and William H. Craig dated as of September 21, 2022 and effective as of July 1, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEH CORPORATION

Dated: October 6, 2023	By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Subrata Purkayastha
Subrata Purkayastha, Interim Chief Financial Officer
(Principal Financial Officer)