Form 10-Q
period 2022-09-30
IEH Corp
filed 2023-10-06
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	September 30, 2022	March 31, 2022
	(Unaudited)

Assets
Current assets:
Cash	$9,824,154	$12,675,271
Accounts receivable	2,295,569	3,039,468
Inventories	9,727,361	9,728,387
Corporate income taxes receivable	2,049,430	2,096,480
Prepaid expenses and other current assets	137,883	112,173
Total current assets	24,034,397	27,651,779

Non-current assets:
Property, plant and equipment, net	4,279,291	4,354,111
Operating lease right-of-use assets	2,823,426	2,980,820
Deferred income tax assets, net	-	806,380
Security deposit	75,756	75,756
Total assets	$31,212,870	$35,868,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$720,526	$808,631
Customer advance payments	31,766	97,885
Operating lease liabilities	300,995	285,275
Other current liabilities	936,671	951,106
Total current liabilities	1,989,958	2,142,897

Non-current liabilities:
Operating lease liabilities, non-current	2,752,536	2,906,455
Total liabilities	4,742,494	5,049,352

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,370,251 shares issued and outstanding at September 30, 2022 and March 31, 2022	23,703	23,703
Additional paid-in capital	7,566,324	7,566,324
Retained earnings	18,880,349	23,229,467
Total Stockholders’ Equity	26,470,376	30,819,494
Total Liabilities and Stockholders’ Equity	$31,212,870	$35,868,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021

Revenue	$4,193,646	$6,561,872	$8,272,230	$13,072,449

Costs and expenses:
Cost of products sold	4,209,506	5,563,554	9,128,445	10,303,296
Selling, general and administrative	1,230,748	1,180,275	2,239,755	2,464,381
Depreciation and amortization	257,111	181,149	505,594	357,065
Total operating expenses	5,697,365	6,924,978	11,873,794	13,124,742

Operating loss	(1,503,719)	(363,106)	(3,601,564)	(52,293)

Other income (expense):
Other income (for six months ended September 30, 2021, consists principally of $2,103,885 debt forgiveness income from the forgiveness of the PPP Loan, see Note 4)	53,977	50,839	54,053	2,181,445
Interest income (expense), net	4,400	126	4,773	199
Total other income (expense), net	58,377	50,965	58,826	2,181,644

(Loss) income before benefit from (provision for) income taxes	(1,445,342)	(312,141)	(3,542,738)	2,129,351
Benefit from (provision for) income taxes	-	69,914	(806,380)	(27,990)
Net (loss) income	$(1,445,342)	$(242,227)	$(4,349,118)	$2,101,361

(Net loss) earnings per common share:
Basic	$(0.61)	$(0.10)	$(1.84)	$0.89
Diluted	$(0.61)	$(0.10)	$(1.84)	$0.86

Weighted-average number of common and common equivalent shares (in thousands):
Basic	2,370	2,370	2,370	2,370
Diluted	2,370	2,370	2,370	2,456

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2021	2,370,251	$23,703	$7,183,241	$21,791,333	$28,998,277

Stock-based compensation expense	-	-	199,500	-	199,500
Net income	-	-	-	2,343,588	2,343,588
Balance at June 30, 2021	2,370,251	$23,703	$7,382,741	$24,134,921	$31,541,365

Stock-based compensation expense	-	-	66,500	-	66,500
Net loss	-	-	-	(242,227)	(242,227)
Balance at September 30, 2021	2,370,251	$23,703	$7,449,241	$23,892,694	$31,365,638

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2022	2,370,251	$23,703	$7,566,324	$23,229,467	$30,819,494

Net loss	-	-	-	(2,903,776)	(2,903,776)
Balance at June 30, 2022	2,370,251	$23,703	$7,566,324	$20,325,691	$27,915,718

Net loss	-	-	-	(1,445,342)	(1,445,342)
Balance at September 30, 2022	2,370,251	$23,703	$7,566,324	$18,880,349	$26,470,376

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

 CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(4,349,118)	$2,101,361
Adjustments to reconcile net (loss) income to
Net cash (used in) provided by operating activities:
Depreciation and amortization	505,594	357,065
Stock-based compensation expense	-	266,000
Inventory obsolescence provision	114,000	(14,000)
Deferred income taxes, net	806,380	(512,272)
Operating lease right-of-use assets	251,438	232,921
Gain on forgiveness of PPP loan	-	(2,103,885)

Changes in assets and liabilities:
Accounts receivable	743,899	2,578,046
Inventories	(112,974)	4,778
Corporate income taxes receivable	47,050	(883,356)
Prepaid expenses and other current assets	(25,710)	(34,819)
Accounts payable	(88,105)	(347,151)
Customer advance payments	(66,119)	(9,028)
Operating lease liabilities	(232,243)	(137,041)
Other current liabilities	(14,435)	(377,422)
Net cash (used in) provided by operating activities	(2,420,343)	1,121,197

Cash flows from investing activities:
Acquisition of property, plant and equipment	(430,774)	(412,158)
Net cash used in investing activities	(430,774)	(412,158)

Net (decrease) increase in cash	(2,851,117)	709,039
Cash - beginning of period	12,675,271	13,907,542
Cash - end of period	$9,824,154	$14,616,581

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7	$52
Income Taxes	$-	$1,010,539

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

Overview

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began in New York, New York in 1941. IEH was incorporated in March, 1943.

The Company designs and manufactures HYPERBOLOID connectors that not only accommodate, but exceed military and aerospace specification standards.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of September 30, 2022 and for the three and six months ended September 30, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the March 31, 2022 audited financial statements and notes included in the Annual Report on Form 10-K filed on June 22, 2023. The March 31, 2022 balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended September 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2023 or any other interim period or future year or period.

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021

Domestic	$3,392,280	$5,132,645	$6,405,074	$9,695,840
International	801,366	1,429,227	1,867,156	3,376,609
Total	$4,193,646	$6,561,872	$8,272,230	$13,072,449

Approximately 46.2% and 70.6% of the international net sales for the three months ended September 30, 2022 and 2021, respectively, represent sales to customers located in China.

Approximately 56.8% and 75.5% of the international net sales for the six months ended September 30, 2022 and 2021, respectively, represent sales to customers located in China.

The Company’s aggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Industry	%	%	%	%
Defense	46.2	57.5	51.0	56.8
Commercial Aerospace	24.7	12.8	22.6	13.7
Space	13.5	18.5	15.2	20.0
Other	15.6	11.2	11.2	9.5

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $325,000 and $211,000 as of September 30, 2022 and March 31, 2022, respectively, and was reflected as a reduction of inventory.

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

Basic and diluted (net loss) earnings per share is calculated as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021

Net (loss) income	$(1,445,342)	$(242,227)	$(4,349,118)	$2,101,361

(Net loss) earnings per common share:
Basic	$(0.61)	$(0.10)	$(1.84)	$0.89

Diluted	$(0.61)	$(0.10)	$(1.84)	$0.86

Weighted average number of common shares outstanding-basic (in thousands)	2,370	2,370	2,370	2,370

Dilutive effect of options to the extent that such options are determined to be in the money for the period (in thousands)	-	-	-	86

Weighted average number of common shares outstanding-fully diluted (in thousands)	2,370	2,370	2,370	2,456

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(Net Loss) Earnings Per Share, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted (net loss) earnings per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Potentially dilutive options to purchase common shares	467,217	472,217	467,217	234,158

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

Depreciation

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended September 30, 2022 and 2021 was $257,111 and $181,149 respectively. Depreciation expense for the six months ended September 30, 2022 and 2021 was $505,594 and $357,065 respectively.

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

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 3	INVENTORIES:

Inventories are stated at cost, on a moving average basis that does not exceed net realizable value.

Inventories are comprised of the following:

	As of
	September 30, 2022	March 31, 2022
Raw materials	$8,370,682	$7,875,015
Work in progress	1,100,083	1,505,614
Finished goods	581,596	558,758
Allowance for obsolete inventory	(325,000)	(211,000)
	$9,727,361	$9,728,387

Note 4	PPP LOAN AND NOTE:

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

Note 5	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	September 30, 2022	March 31, 2022
Payroll and vacation accruals	$840,178	$871,117
Sales commissions	40,891	48,681
Other current liabilities	55,602	31,308
	$936,671	$951,106

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 6	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

Condensed balance sheet information related to our leases is presented below:

		As of
	Condensed Balance Sheet Location	September 30, 2022	March 31, 2022
Operating leases:

Right-of-use assets	Operating lease right-of-use assets	$2,823,426	$2,980,820

Right-of-use liability, current	Operating lease liabilities, current	$300,995	$285,275

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$2,752,536	$2,906,455

The lease expense for the three months ended September 30, 2022 and 2021 was $143,157 and $154,898, which was included in selling, general and administrative expense on the Company’s condensed statements of operations, respectively, and for six months ended September 30, 2022 and 2021 was $281,879 and $285,902, which was included in selling, general and administrative expense on the Company’s condensed statements of operations, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 6	LEASES (continued):

The basic minimum annual rental remaining on these leases is $3,818,455 as of September 30, 2022.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	September 30, 2022	March 31, 2022
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	7.3	7.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of September 30, 2022 was as follows:

For the years ended March 31,:	Operating Lease Payments
(Six months ending) March 31, 2023	$236,867
2024	483,184
2025	497,684
2026	519,036
2027	547,460
Thereafter	1,534,224
Total gross operating lease payments	3,818,455
Less: imputed interest	(764,924)
Total lease liabilities, reflecting present value of future minimum lease payments	$3,053,531

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 7	INCOME TAXES:

The effective tax rates for the three months ended September 30, 2022 and 2021 were a provision of 0% on a loss before provision for income taxes of $1,445,342 and a benefit of 22.4% on a loss before benefit from income taxes of $312,141, respectively. The effective tax rates for the six months ended September 30, 2022 and 2021 were a provision of 22.8% on a loss before provision for income taxes of $3,542,738 and a provision of 1.3% on income before provision for income taxes of $2,129,351, respectively. The tax provision of $806,380 for the six months ended September 30, 2022 represents a charge to record a full valuation of the Company’s deferred tax asset as of April 1, 2022. The lower effective income tax rate for the six months ended September 30, 2021 was due the effect of the $2,103,885 gain on forgiveness of debt, which was not subject to income tax.

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended September 30, 2022 and 2021, stock-based compensation expense was $0 and $66,500, respectively. For the six months ended September 30, 2022 and 2021, stock-based compensation expense was $0 and $266,000, respectively.

As of September 30, 2022 there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

There were no options granted during the three or six months ended September 30, 2022 or 2021.

The following table provides the stock option activity:

	Shares	Weighted Avg. Grant Date Fair Value	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of March 31, 2022	482,217	$7.91	$14.69	6.56	$865
Granted	-	-	-
Exercised	-	-	-
Forfeited or Expired	(15,000)	6.76	13.70
Balance as of September 30, 2022	467,217	$7.94	$14.72	6.01	$602
Exercisable as of September 30, 2022	467,217	$7.94	$14.72	6.01	$602

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Board of Directors, contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. As of September 30, 2022 and March 31, 2022, the Company’s accrued bonus was $478,142 and $408,000, respectively. Bonus expense recorded for each of the three months ended September 30, 2022 and 2021 was $100,500, respectively. Bonus expense recorded for each of the six months ended September 30, 2022 and 2021 was $201,000, respectively.

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

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $14,617 and $14,763 for the three months ended September 30, 2022 and 2021, respectively. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $24,145 and $28,094 for the six months ended September 30, 2022 and 2021, respectively.

Note 11	CONCENTRATIONS:

During the three months ended September 30, 2022, there were no customers with concentrations of net sales greater than 10% of the total sales per the financial statements.

During the three months ended September 30, 2021, two customers accounted for 22.9% of the Company’s net sales, each represented 11.5% and 11.4%, respectively.

During the six months ended September 30, 2022, there were no customers with concentrations of net sales greater than 10% of total sales per the financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 11	CONCENTRATIONS (continued):

During the six months ended September 30, 2021, three customers accounted for 38.4% of the Company’s net sales, each represented 14.0%, 13.0%, and 11.4%, respectively.

As of September 30, 2022 and March 31, 2022 there were no highly concentrated customers of accounts receivable.

As of March 31, 2022, one customer accounted for 15.0% of accounts receivable.

During the three months ended September 30, 2022, there were no highly concentrated vendors of the Company’s purchases.

During the three months ended September 30, 2021, one vendor accounted for 10.7% of the Company’s purchases.

During the six months ended September 30, 2022, one vendor accounted for 12.0% of the Company’s purchases.

During the six months ended September 30, 2021, one vendor accounted for 11.1% of the Company’s purchases.

As of September 30, 2022 and March 31, 2022 one vendor accounted for 12.1% and two vendors accounted for 21.4% of accounts payable, respectively.

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

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Industry	%	%	%	%
Defense	46.2	57.5	51.0	56.8
Commercial Aerospace	24.7	12.8	22.6	13.7
Space	13.5	18.5	15.2	20.0
Other	15.6	11.2	11.2	9.5

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	For the Three-Months Ended September 30,		Period-to-Period
	2022	2021	Change

Revenue	$4,193,646	$6,561,872	$(2,368,226)

Operating expenses:
Cost of products sold	4,209,506	5,563,554	(1,354,048)
Selling, general and administrative	1,230,748	1,180,275	50,473
Depreciation and amortization	257,111	181,149	75,962
Total operating expenses	5,697,365	6,924,978	(1,227,613)
Operating loss	(1,503,719)	(363,106)	(1,140,613)
Other income (expense):
Other income	53,977	50,839	3,138
Interest income (expense), net	4,400	126	4,274
Total other income (expense), net	58,377	50,965	7,412

Loss before benefit from income taxes	(1,445,342)	(312,141)	(1,133,201)
Benefit from income taxes	-	69,914	(69,914)
Net loss	$(1,445,342)	$(242,227)	$(1,203,115)

Revenue for the three months ended September 30, 2022 was $4,193,646, reflecting a decrease of $2,368,226, or 36.1%, as compared to $6,561,872 for the three months ended September 30, 2021. The decline in revenue for the period was principally on account of softness in orders from our defense and space customers. Our revenues continue to be negatively impacted by reduced government spending in these sectors for programs in which we participate. The decline in defense and space customer revenue was offset somewhat by increases in commercial aerospace revenues. The commercial aerospace programs in which we participate have seen recoveries. We are seeing increases in commercial aerospace, generally, as consumer aviation traffic has been returning to pre COVID-19 levels, and from the Boeing 737-Max program, in particular, as Boeing has resumed its production after having earlier grounded the production of this aerospace program.

Cost of products sold for the three months ended September 30, 2022 was $4,209,506, reflecting a decrease of $1,354,048, or 24.3%, as compared to $5,563,554 for the three months ended September 30, 2021. The decrease was principally attributable to the 36.1% decrease in revenue, offset by additional costs we have incurred in staffing the Pennsylvania location, the costs of maintaining our highly trained labor force through periods of reduced production and the impacts of inflation.

Selling, general and administrative expenses for the three months ended September 30, 2022 was $1,230,748, reflecting an increase of $50,473, or 4.3%, as compared to $1,180,275 for the three months ended September 30, 2021. The increase was principally due to additional accounting and legal fees.

Depreciation and amortization for the three months ended September 30, 2022 was $257,111, reflecting an increase of $75,962, or 41.9%, as compared to $181,149 for the three months ended September 30, 2021. The increase was primarily attributable to an increase in capitalized leasehold improvements related to our new Pennsylvania facility, as well as increases in capitalized molds and dies for new products.

Total other income (expense) for the three months ended September 30, 2022 was income of $58,377, reflecting an increase of $7,412, as compared to an income of $50,965 for the three months ended September 30, 2021. The increase was primarily attributable to an increase in interest income of $4,274 and an increase in other income of $3,138.

Provision for income taxes for the three months ended September 30, 2022 was $0, reflecting a decrease in income tax benefit of $69,914 as compared to a benefit of $69,914 for the three months ended September 30, 2021. The decrease in income tax benefit was primarily attributable to fully impairing the deferred income tax assets, net. During the three months ended June 30, 2022, we determined to record a full valuation allowance on our deferred income tax assets, net. As such, during the three months ended June 30, 2022, we recorded a full valuation allowance for the opening period deferred income tax asset, net and then beginning on June 30, 2022, recorded an adjustment to fully impair any increase in the deferred income tax asset, net. As such, for the three months ended September 30, 2022, the effect of recording a full valuation allowance resulted in an income tax provision of $0.

Comparison of the Six Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended September 30, 2022 and 2021:

	For the Six-Months Ended September 30,		Period-to-Period
	2022	2021	Change

Revenue	$8,272,230	$13,072,449	$(4,800,219)

Operating expenses:
Cost of products sold	9,128,445	10,303,296	(1,174,851)
Selling, general and administrative	2,239,755	2,464,381	(224,626)
Depreciation and amortization	505,594	357,065	148,529
Total operating expenses	11,873,794	13,124,742	(1,250,948)
Operating loss	(3,601,564)	(52,293)	(3,549,271)
Other income (expense):
Other income (a)	54,053	2,181,445	(2,127,392)
Interest income (expense), net	4,773	199	4,574
Total other income (expense), net	58,826	2,181,644	(2,122,818)

(Loss) income before provision for income taxes	(3,542,738)	2,129,351	(5,672,089)
Provision for income taxes	(806,380)	(27,990)	(778,390)
Net (loss) income	$(4,349,118)	$2,101,361	$(6,450,479)

(a)	For the six months ended September 30, 2021, other income consists of $2,103,885 of debt forgiveness income from the forgiveness of the PPP Loan (See Note 4 – PPP Loan and Note).

Revenue for the six months ended September 30, 2022 was $8,272,230, reflecting a decrease of 4,800,219, or 36.7%, as compared to $13,072,449 for the six months ended September 30, 2021. The decline in revenue for the period was principally on account of softness in orders from our defense and space customers. Our revenues continue to be negatively impacted by reduced government spending in these sectors for programs in which we participate. The decline in defense and space customer revenue was offset somewhat by increases in commercial aerospace revenues. The commercial aerospace programs in which we participate have seen recoveries. We are seeing increases in commercial aerospace, generally, as consumer aviation traffic has been returning to pre COVID-19 levels, and from the Boeing 737-Max program, in particular, as Boeing has resumed its production after having earlier grounded the production of this aerospace program.

Cost of products sold for the six months ended September 30, 2022 was $9,128,445, reflecting a decrease of $1,174,851, or 11.4%, as compared to $10,303,296 for the six months ended September 30, 2021. The decrease was principally attributable to the 36.7% decrease in revenue, offset by additional costs we have incurred in staffing the Pennsylvania location, the costs of maintaining our highly trained labor force through periods of reduced production and the impacts of inflation.

Selling, general and administrative expenses for the six months ended September 30, 2022 was $2,239,755, reflecting a decrease of $224,626 or 9.1%, as compared to $2,464,381 for the six months ended September 30, 2021. The increase was principally due to additional accounting and legal fees.

Depreciation and amortization for the six months ended September 30, 2022 was $505,594, reflecting an increase of $148,529, or 41.6%, as compared to $357,065 for the six months ended September 30, 2021. The increase was primarily due to an increase in capitalized leasehold improvements related to our new Pennsylvania facility, as well as increases in capitalized molds and dies for new products.

Total other income (expense) for the six months ended September 30, 2022 was income of $58,826, reflecting a decrease of $2,122,818, as compared to income of $2,181,644 for the six months ended September 30, 2021. The decrease was primarily attributable to the gain on the forgiveness of the PPP loan of $2,103,885 recorded in the first quarter of the fiscal year ended March 31, 2022.

Provision for income taxes for the six months ended September 30, 2022 was $806,380, reflecting an increase of $778,390 as compared to a provision of $27,990 for the six months ended September 30, 2021. The increase was primarily attributable to fully impairing the deferred income tax assets, net. During the three months ended June 30, 2022, we determined to record a full valuation allowance on our deferred income tax assets, net. As such, during the three months ended June 30, 2022, we recorded a full valuation allowance for the opening period deferred income tax asset, net and then beginning on June 30, 2022, recorded an adjustment to fully impair any increase in the deferred income tax asset, net. As such, for the six months ended September 30, 2022, the effect of recording a full valuation allowance resulted in an income tax provision of $806,380.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the three and six months ended September 30, 2022, our primary sources of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and interest rates, and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of September 30, 2022 and March 31, 2022, the Company’s cash on hand was $9,824,154 and $12,675,271, respectively. The Company has recorded net loss of $1,445,342 and $242,227 for the three months ended September 30, 2022 and 2021. The Company has recorded a net loss of $4,349,118 for the six months ended September 30, 2022 and net income of $2,101,361 for the six months ended September 30, 2021, respectively. As of September 30, 2022 and March 31, 2022, the Company had working capital of $22,044,439 and $25,508,882 and stockholders’ equity of $26,470,376 and $30,819,494, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities.

Cash Flow Activities for the Six Months Ended September 30, 2022 Compared to the Six Months Ended September 30, 2021

The following table summarizes our sources and uses of cash for the six months ended September 30, 2022 and 2021:

	For the Six Months Ended September 30,		Period-to-Period
	2022	2021	Change

Cash flow (used in) provided by
Operating activities	$(2,420,343)	$1,121,197	$(3,541,540)
Investing activities	(430,774)	(412,158)	(18,616)
Net (decrease) increase in cash and cash equivalents	$(2,851,117)	$709,039	$(3,560,156)

Net cash used in operating activities was $2,420,343 for the six months ended September 30, 2022 compared to net cash provided by operating activities was $1,121,197 for the six months ended September 30, 2021. The period over period decrease in cash of $3,541,540 was primarily due the decrease in net income (loss) (as adjusted for the non-cash gain on forgiveness of debt) of $4,346,594, offset principally by the non-cash charge to fully impair the deferred income tax asset, net.

Net cash used in investing activities was $430,774 for the six months ended September 30, 2022 compared to $412,158 for the six months ended September 30, 2021. The increase in cash used in investing activities was due to an increase in purchases of molds and dies and machinery and equipment during the six months ended September 30, 2022, partially offset by buildout of our Pennsylvania facility during the six months ended September 30, 2021.

There were no financing activities during the six months ended September 30, 2022 or 2021.

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

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $11,358,000 at September 30, 2022 as compared to $7,909,000 at March 31, 2022. The orders in backlog at September 30, 2022 are expected to ship and/or services are expected to be performed over the next 12 months depending on customer requirements and product availability.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. As of March 31, 2022, the following material weaknesses were identified. Management is working diligently on steps to remediate these weaknesses. However, until such time as management is able to fully document, implement, test, validate and repeat its steps for remediation, the Company has determined that the below material weaknesses continue to be in effect as of September 30, 2022:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on Annual Report on Form 10-K for the fiscal year ended March 31, 2022 on June 22, 2023).

10.1(†)	2020 Equity Stock Based Compensation Plan (filed as Annex A to definitive Proxy Statement dated November 23, 2020).

10.2(†)	Employment Agreement between the Company and David Offerman, dated as of July 31, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

10.3(†)	Employment Agreement between the Company and William H. Craig dated as of September 21, 2022 and effective as of July 1, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

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