Form 10-Q
period 2022-12-31
IEH Corp
filed 2023-10-06
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of October 6, 2023, the registrant had 2,370,251 shares of its common stock outstanding, par value $0.01 per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

BALANCE SHEETS

	As of
	December 31, 2022	March 31,
	(Unaudited)	2022
Assets
Current assets:
Cash	$7,686,555	$12,675,271
Accounts receivable	3,980,963	3,039,468
Inventories	9,738,705	9,728,387
Corporate income taxes receivable	2,056,966	2,096,480
Prepaid expenses and other current assets	125,514	112,173
Total current assets	23,588,703	27,651,779

Non-current assets:
Property, plant and equipment, net	4,073,917	4,354,111
Operating lease right-of-use assets	2,743,152	2,980,820
Deferred income tax assets, net	-	806,380
Security deposit	75,756	75,756
Total assets	$30,481,528	$35,868,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$819,523	$808,631
Customer advance payments	42,189	97,885
Operating lease liabilities	309,084	285,275
Other current liabilities	1,006,668	951,106
Total current liabilities	2,177,464	2,142,897

Non-current liabilities:
Operating lease liabilities, non-current	2,672,089	2,906,455
Total liabilities	4,849,553	5,049,352

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,370,251 shares issued and outstanding at December 31, 2022 and March 31, 2022	23,703	23,703
Additional paid-in capital	7,566,324	7,566,324
Retained earnings	18,041,948	23,229,467
Total Stockholders’ Equity	25,631,975	30,819,494
Total Liabilities and Stockholders’ Equity	$30,481,528	$35,868,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021

Revenue	$5,571,291	$5,814,132	$13,843,521	$18,886,581

Costs and expenses:
Cost of products sold	4,445,444	4,546,524	13,573,889	14,849,820
Selling, general and administrative	1,719,955	1,320,001	3,959,710	3,784,382
Depreciation and amortization	263,239	226,338	768,833	583,403
Total operating expenses	6,428,638	6,092,863	18,302,432	19,217,605

Operating loss	(857,347)	(278,731)	(4,458,911)	(331,024)

Other income (expense):
Other income (for nine months ended December 31, 2022, consists principally of $2,103,885 debt forgiveness income from the forgiveness of the PPP Loan, see Note 4)	8,526	14,516	62,579	2,195,961
Interest income (expense), net	10,420	69	15,193	268
Total other income (expense), net	18,946	14,585	77,772	2,196,229

(Loss) income before benefit from (provision for) income taxes	(838,401)	(264,146)	(4,381,139)	1,865,205
Benefit from (provision for) income taxes	-	59,164	(806,380)	31,174
Net (loss) income	$(838,401)	$(204,982)	$(5,187,519)	$1,896,379

(Net loss) earnings per common share:
Basic	$(0.35)	$(0.09)	$(2.19)	$0.80
Diluted	$(0.35)	$(0.09)	$(2.19)	$0.77

Weighted-average number of common and common equivalent shares (in thousands):
Basic	2,370	2,370	2,370	2,370
Diluted	2,370	2,370	2,370	2,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2021	2,370,251	$23,703	$7,183,241	$21,791,333	$28,998,277

Stock-based compensation expense	-	-	199,500	-	199,500
Net income	-	-	-	2,343,588	2,343,588
Balances at June 30, 2021	2,370,251	$23,703	$7,382,741	$24,134,921	$31,541,365

Stock-based compensation expense	-	-	66,500	-	66,500
Net loss	-	-	-	(242,227)	(242,227)
Balance at September 30, 2021	2,370,251	$23,703	$7,449,241	$23,892,694	$31,365,638

Stock-based compensation expense	-	-	58,488	-	58,488
Net loss	-	-	-	(204,982)	(204,982)
Balance at December 31, 2021	2,370,251	$23,703	$7,507,729	$23,687,712	$31,219,144

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2022	2,370,251	$23,703	$7,566,324	$23,229,467	$30,819,494

Net loss	-	-	-	(2,903,776)	(2,903,776)
Balances at June 30, 2022	2,370,251	$23,703	$7,566,324	$20,325,691	$27,915,718

Net loss	-	-	-	(1,445,342)	(1,445,342)
Balance at September 30, 2022	2,370,251	$23,703	$7,566,324	$18,880,349	$26,470,376

Net loss	-	-	-	(838,401)	(838,401)
Balance at December 31, 2022	2,370,251	$23,703	$7,566,324	$18,041,948	$25,631,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended,
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net (loss) income	$(5,187,519)	$1,896,379
Adjustments to reconcile net (loss) income to
Net cash (used in) provided by operating activities:
Depreciation and amortization	768,833	583,403
Stock-based compensation expense	-	324,488
Inventory obsolescence provision	168,000	(14,000)
Deferred income taxes, net	806,380	(512,272)
Operating lease right-of-use assets	377,157	358,640
Gain on forgiveness of PPP loan	-	(2,103,885)

Changes in assets and liabilities:
Accounts receivable	(941,495)	2,255,420
Inventories	(178,318)	(103,817)
Corporate income taxes receivable	39,514	(1,078,214)
Prepaid expenses and other current assets	(13,341)	57,593
Accounts payable	10,892	263,634
Customer advance payments	(55,696)	121,293
Operating lease liabilities	(350,046)	(251,414)
Other current liabilities	55,562	(370,968)
Net cash (used in) provided by operating activities	(4,500,077)	1,426,280

Cash flows from investing activities:
Acquisition of property, plant and equipment	(488,639)	(2,215,158)
Net cash used in investing activities	(488,639)	(2,215,158)

Net decrease in cash	(4,988,716)	(788,878)
Cash - beginning of period	12,675,271	13,907,542
Cash - end of period	$7,686,555	$13,118,664

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$71	$110
Income Taxes	$7,536	$1,274,539

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

Overview

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began in New York, New York in 1941. IEH was incorporated in March, 1943.

The Company designs and manufactures HYPERBOLOID connectors that not only accommodate, but exceed military and aerospace specification standards.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of December 31, 2022 and for the three and nine months ended December 31, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the March 31, 2022 audited financial statements and notes included in the Annual Report on Form 10-K filed on June 22, 2023. The March 31, 2022 balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended December 31, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2023 or any other interim period or future year or period.

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021

Domestic	$5,013,742	$4,653,930	$11,418,816	$14,104,618
International	557,549	1,160,202	2,424,705	4,781,963
Total	$5,571,291	$5,814,132	$13,843,521	$18,886,581

Approximately 3.1% and 66.9% of the international net sales for the three months ended December 31, 2022 and 2021, respectively represent sales to customers located in China.

Approximately 44.4% and 69.5% of the international net sales for the nine months ended December 31, 2022 and 2021, respectively represent sales to customers located in China.

The Company’s aggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Industry	%	%	%	%
Defense	66.5	61.9	57.8	59.6
Commercial Aerospace	25.2	12.8	23.6	13.5
Space	1.2	17.8	8.8	16.7
Other	7.1	7.5	9.8	10.2

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $379,000 and $211,000 as of December 31, 2022 and March 31, 2022, respectively, and was reflected as a reduction of inventory.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

At times, the Company’s cash in banks was in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any loss as a result of these deposits.

(Net Loss) Earnings Per Share

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” earnings per share. Basic (net loss) earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted (net loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) for the reporting period.

Basic and diluted (net loss) earnings per share is calculated as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021

Net (loss) income	$(838,401)	$(204,982)	$(5,187,519)	$1,896,379

(Net loss) earnings per common share:
Basic	$(0.35)	$(0.09)	$(2.19)	$0.80

Diluted	$(0.35)	$(0.09)	$(2.19)	$0.77

Weighted average number of common shares outstanding-basic (in thousands)	2,370	2,370	2,370	2,370

Dilutive effect of options to the extent that such options are determined to be in the money for the period (in thousands)	-	-	-	79

Weighted average number of common share outstanding-fully diluted (in thousands)	2,370	2,370	2,370	2,449

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(Net Loss) Earnings Per Share, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted (net loss) earnings per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Potentially dilutive options to purchase common shares	467,217	482,217	467,217	332,790

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

Depreciation

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended December 31, 2022 and 2021 was $263,239 and $226,338, respectively. Depreciation expense for the nine months ended December 31, 2022 and 2021 was $768,833 and $583,403, respectively.

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

Note 3	INVENTORIES:

Inventories are stated at cost, on a moving average basis that does not exceed net realizable value.

Inventories are comprised of the following:

	As of
	December 31, 2022	March 31, 2022
Raw materials	$8,498,148	$7,875,015
Work in progress	1,078,977	1,505,614
Finished goods	540,580	558,758
Allowance for obsolete inventory	(379,000)	(211,000)
	$9,738,705	$9,728,387

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 4	PPP LOAN AND NOTE:

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

Note 5	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	December 31,	March 31,
	2022	2022
Payroll and vacation accruals	$721,149	$871,117
Sales commissions	53,385	48,681
Other current liabilities	232,134	31,308
	$1,006,668	$951,106

Note 6	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

Condensed balance sheet information related to our leases is presented below:

		As of
	Condensed Balance Sheet Location	December 31, 2022	March 31, 2022
Operating leases:

Right-of-use assets	Operating lease right-of-use assets	$2,743,152	$2,980,820

Right-of-use liability, current	Operating lease liabilities, current	$309,084	$285,275

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$2,672,089	$2,906,455

The lease expense for the three months ended December 31, 2022 and 2021 was $142,220 and $145,005, which was included in selling, general and administrative expense on the Company’s condensed statements of operations, respectively and for nine months ended December 31, 2022 and 2021 was $424,099 and $430,907, which was included in selling, general and administrative expense on the Company’s condensed statements of operations, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on these leases is $3,700,652 as of December 31, 2022.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 6	LEASES (continued):

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	December 31,	March 31,
	2022	2022
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in months)	7.1	7.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of December 31, 2022 was as follows:

For the years ended March 31,:	Operating Lease Payments
(Three months ending) March 31, 2023	$119,064
2024	483,184
2025	497,684
2026	519,036
2027	547,460
Thereafter	1,534,224
Total gross operating lease payments	3,700,652
Less: imputed interest	(719,479)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,981,173

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 7	INCOME TAXES:

The effective tax rates for the three months ended December 31, 2022 and 2021 were a provision of 0% on a loss before provision for income taxes of $838,401 and a benefit of 22.4% on a loss before benefit from income taxes of $264,146, respectively. The effective tax rates for the nine months ended December 31, 2022 and 2021 were a provision of 18.4% on a loss before provision for income taxes of $4,381,139 and a benefit of 1.7% on income before benefit from income taxes of $1,865,205, respectively. The tax provision of $806,380 represents a charge to record a full valuation of the Company’s deferred income tax assets, net as of April 1, 2022. The lower effective income tax rate for the nine months ended December 31, 2021 was due to the effect of the $2,103,885 gain on forgiveness of debt, which was not subject to income tax.

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended December 31, 2022 and 2021, stock-based compensation expense was $0 and $58,488, respectively. For the nine months ended December 31, 2022 and 2021, stock-based compensation expense was $0 and $324,488, respectively.

As of December 31, 2022 there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

There were no options granted during the three or nine months ended December 31, 2022.

The Company determined the fair value of the stock option grant based upon the assumptions as provided below:

	For the Nine Months Ended December 31,
	2022	2021
Weighted Average Stock Price	-	$12.25
Expected life (in years, using the simple method)	-	5
Expected volatility	-	55%
Dividend yield	-	0%
Risk-Free interest rate, per annum	-	1.2%

The following table provides the stock option activity for the nine months ended December 31, 2022.

	Shares	Weighted Avg. Grant Date Fair Value	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of March 31, 2022	482,217	$7.91	$14.69	6.56	$865
Granted	-	-	-
Exercised	-	-	-
Forfeited or Expired	(15,000)	6.76	13.70
Balance as of December 31, 2022	467,217	$7.94	$14.72	5.76	$73
Exercisable as of December 31, 2022	467,217	$7.94	$14.72	5.76	$73

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in-the-money options on those dates.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 9	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Board of Directors, contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. As of December 31, 2022 and March 31, 2022, the Company’s accrued bonus was $577,792 and $408,000, respectively. Bonus expense recorded for each of the three months ended December 31, 2022 and 2021 was $100,500. Bonus expense recorded for each of the nine months ended December 31, 2022 and 2021 was $301,500.

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

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $7,755 and $14,162 for the three months ended December 31, 2022 and 2021, respectively. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $31,900 and $42,256 for the nine months ended December 31, 2022 and 2021, respectively.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 11	CONCENTRATIONS:

During the three months ended December 31, 2022, two customers accounted for 29.8% of the Company’s net sales, each represented 15.4% and 14.4%, respectively.

During the three months ended December 31, 2021, three customers accounted 47.5% of the Company’s net sales, each represented 19.0%, 17.9%, and 10.6%, respectively.

During the nine months ended December 31, 2022, no customers accounted for more than 10% of the Company’s net sales.

During the nine months ended December 31, 2021, three customers accounted for 41.2% of the Company’s net sales, 14.8%, 13.4%, and 13.0%, respectively.

As of December 31, 2022, one customer accounted for 24.8% of accounts receivable.

As of March 31, 2022, one customer accounted for 15.0% of accounts receivable.

During the three months ended December 31, 2022, there were no highly concentrated vendors of the Company’s purchases.

During the three months ended December 31, 2021, one vendor accounted for 12.4% of the Company’s purchases.

During the nine months ended December 31, 2022, one vendor accounted for 11.0% of the Company’s purchases.

During the nine months ended December 31, 2021, one vendor accounted for 10.4% of the Company’s purchases.

As of December 31, 2022 and March 31, 2022 one vendor accounted for 14.5% and two vendors accounted for 21.4% of accounts payable, respectively.

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

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Industry	%	%	%	%
Defense	66.5	61.9	57.8	59.6
Commercial Aerospace	25.2	12.8	23.6	13.5
Space	1.2	17.8	8.8	16.7
Other	7.1	7.5	9.8	10.2

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

Results of Operations

Comparison of the Three Months Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended December 31, 2022 and 2021:

	For the Three-Months Ended December 31,		Period-to-Period
	2022	2021	Change

Revenue	$5,571,291	$5,814,132	$(242,841)

Operating expenses:
Cost of products sold	4,445,444	4,546,524	(101,080)
Selling, general and administrative	1,719,955	1,320,001	399,954
Depreciation and amortization	263,239	226,338	36,901
Total operating expenses	6,428,638	6,092,863	335,775
Operating loss	(857,347)	(278,731)	(578,616)
Other income (expense):
Other income	8,526	14,516	(5,990)
Interest income (expense), net	10,420	69	10,351
Total other income (expense), net	18,946	14,585	4,361

Loss before benefit from income taxes	(838,401)	(264,146)	(574,255)
Benefit from income taxes	-	59,164	(59,164)
Net (loss) income	$(838,401)	$(204,982)	$(633,419)

Revenue for the three months ended December 31, 2022 was $5,571,291, reflecting a decrease of $242,841, or 4.2%, as compared to $5,814,132 for the three months ended December 31, 2021. The decrease was principally attributable to our space industry group.

Cost of products sold for the three months ended December 31, 2022 was $4,445,444, reflecting a decrease of $101,080, or 2.2%, as compared to $4,546,524 for the three months ended December 31, 2021. The decrease was principally attributable to the 4.2% decrease in revenue.

Selling, general and administrative expenses for the three months ended December 31, 2022 was $1,719,955, reflecting an increase of $399,954, or 30.3%, as compared to $1,320,001 for the three months ended December 31, 2021. The increase was primarily attributable to an increase in professional service fees of $416,517, offset by a decrease in stock-based compensation expense of $58,488.

Depreciation and amortization for the three months ended December 31, 2022 was $263,239, reflecting an increase of $36,901, or 16.3%, as compared to $226,338 for the three months ended December 31, 2021. The increase was primarily attributable to an increase in capitalized leasehold improvements related to our new Pennsylvania facility, as well as increases in capitalized molds and dies for new products.

Total other income (expense) for the three months ended December 31, 2022 was income $18,946, reflecting an increase of $4,361, or 29.9%, as compared to income of $14,585 for the three months ended December 31, 2021. The increase was primarily attributable to an increase in interest income of $10,351, offset by a decrease in other income of $5,990.

Benefit from income taxes for the three months ended December 31, 2022 was a benefit of $0, reflecting a decrease of $59,164 as compared to a benefit of $59,164 for the three months ended December 31, 2021. The change was primarily attributable to fully impairing the deferred income tax assets, net. During the three months ended June 30, 2022, we determined to record a full valuation allowance on our deferred income tax assets, net. As such, during the three months ended June 30, 2022, we recorded a full valuation allowance for the opening period deferred income tax asset, net and then beginning on June 30, 2022, recorded an adjustment to fully impair any increase in the deferred income tax asset, net. As such, for the three months ended December 31, 2022, the effect of recording a full valuation allowance resulted in an income tax provision of $0.

Comparison of the Nine Months Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the nine months ended December 31, 2022 and 2021:

	For the Nine-Months Ended December 31,		Period-to-Period
	2022	2021	Change

Revenue	$13,843,521	$18,886,581	$(5,043,060)

Operating expenses:
Cost of products sold	13,573,889	14,849,820	(1,275,931)
Selling, general and administrative	3,959,710	3,784,382	175,328
Depreciation and amortization	768,833	583,403	185,430
Total operating expenses	18,302,432	19,217,605	(915,173)
Operating loss	(4,458,911)	(331,024)	(4,127,887)
Other income (expense):
Other income (a)	62,579	2,195,961	(2,133,382)
Interest income (expense), net	15,193	268	14,925
Total other income (expense), net	77,772	2,196,229	(2,118,457)

(Loss) income before (provision for) benefit from income taxes	(4,381,139)	1,865,205	(6,246,344)
(Provision for) benefit from income taxes	(806,380)	31,174	(837,554)
Net (loss) income	$(5,187,519)	$1,896,379	$(7,083,898)

(a)	For the nine months ended December 30, 2022, other income consists of $2,103,885 of debt forgiveness income from the forgiveness of the PPP Loan (See Note 4 – PPP Loan and Note).

Revenue for the nine months ended December 31, 2022 was $13,843,521, reflecting a decrease of $5,043,060, or 26.7%, as compared to $18,886,581 for the nine months ended December 31, 2021. The decline in revenue for the period was principally on account of softness in orders from our defense and space customers. Our revenues continue to be negatively impacted by reduced government spending in these sectors for programs in which we participate. The decline in defense and space customer revenue was offset somewhat by increases in commercial aerospace revenues. The commercial aerospace programs in which we participate have seen recoveries. We are seeing increases in commercial aerospace, generally, as consumer aviation traffic has been returning to pre COVID-19 levels, and from the Boeing 737-Max program, in particular, as Boeing has resumed its production after having earlier grounded the production of this aerospace program.

Cost of products sold for the nine months ended December 31, 2022 was $13,573,889, reflecting a decrease of $1,275,931, or 8.6%, as compared to $14,849,820 for the nine months ended December 31, 2021. The decrease was principally attributable to the 26.7% decrease in revenue, offset by the increase in our cost of products sold, especially in light of declining revenues, which reflects the additional costs we have incurred in staffing the Pennsylvania location, the costs of maintaining our highly trained labor force through periods of reduced production and the impacts of inflation.

Selling, general and administrative expenses for the nine months ended December 31, 2022 was $3,959,710, reflecting an increase of $175,328, or 4.6%, as compared to $3,784,382 for the nine months ended December 31, 2021. The increase was principally due to additional accounting and legal fees.

Depreciation and amortization for the nine months ended December 31, 2022 was $768,833, reflecting an increase of $185,430, or 31.8%, as compared to $583,403 for the nine months ended December 31, 2021. The increase was primarily attributable to an increase in capitalized leasehold improvements related to our new Pennsylvania facility, as well as increases in capitalized molds and dies for new products.

Total other income (expense) for the nine months ended December 31, 2022 was income of $77,772, reflecting a decrease of $2,118,457, as compared to income of $2,196,229 for the nine months ended December 31, 2021. The decrease was primarily attributable to the gain on the forgiveness of the PPP loan of $2,103,885 recognized in the first quarter of the fiscal year ended March 31, 2021.

(Provision for) benefit from income taxes for the nine months ended December 31, 2022 was a provision for $806,380, as compared to a benefit of $31,174 for the nine months ended December 31, 2021. The change was primarily attributable to a fully impairing the deferred income tax assets, net. During the three months ended June 30, 2022, we determined to record a full valuation allowance on our deferred income tax assets, net. As such, during the three months ended June 30, 2022, we recorded a full valuation allowance for the opening period deferred income tax asset, net and then beginning on June 30, 2022, recorded an adjustment to fully impair any increase in the deferred income tax asset, net. As such, for the nine months ended December 31, 2022, the effect of recording a full valuation allowance resulted in an income tax provision of $806,380.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the three and nine months ended December 31, 2022, our primary sources of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and interest rates, and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of December 31, 2022 and March 31, 2022, the Company’s cash on hand was $7,686,555 and $12,675,271, respectively. The Company recorded a net loss of $838,401 and $204,982 for the three months ended December 31, 2022 and 2021, respectively. The Company has recorded a net loss of $5,187,519 for the nine months ended December 31, 2022 and a net income of $1,896,379 for the nine months ended December 31, 2021, respectively. As of December 31, 2022 and March 31, 2022, the Company had working capital of $21,411,239 and $25,508,882 and stockholders’ equity of $25,631,975 and $30,819,494, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Nine Months Ended December 31, 2022 Compared to the Nine Months Ended December 31, 2021

The following table summarizes our sources and uses of cash for the nine months ended December 31, 2022 and 2021:

	For the Nine Months Ended December 31,		Period-to-Period
	2022	2021	Change
Cash flow (used in) provided by
Operating activities	$(4,500,077)	$1,426,280	$(5,926,357)
Investing activities	(488,639)	(2,215,158)	1,726,519
Net decrease in cash and cash equivalents	$(4,988,716)	$(788,878)	$(4,199,838)

Net cash used in operating activities was $4,500,077 for the nine months ended December 31, 2022 compared to net cash provided by operating activities was $1,426,280 for the nine months ended December 31, 2021. The period over period decrease in cash from operating activities of $5,926,357 was primarily due to the decrease in net income (loss) (as adjusted for the non-cash gain on forgiveness of debt) of $4,980,013, offset principally by the non-cash charge to fully impair the deferred income tax asset, net.

Net cash used in investing activities was $488,639 for the nine months ended December 31, 2022 compared to $2,215,158 for the nine months ended December 31, 2021. The period over period decrease in cash used in investing activities of $1,726,519 was due to a reduction in purchases of leasehold improvement related to our new Pennsylvania facility.

There were no financing activities during the nine months ended December 31, 2022 or 2021.

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

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $10,598,000 at December 31, 2022 as compared to $7,909,000 at March 31, 2022. The orders in backlog at December 31, 2022 are expected to ship and/or services are expected to be performed over the next 12 months depending on customer requirements and product availability.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. As of March 31, 2022, the following material weaknesses were identified. Management is working diligently on steps to remediate these weaknesses. However, until such time as management is able to fully implement, test, validate and repeat its steps for remediation, the Company has determined that the below material weaknesses continue to be in effect as of December 31, 2022:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on Annual Report on Form 10-K for the fiscal year ended March 31, 2022 on June 22, 2023).

10.1(†)	2020 Equity Stock Based Compensation Plan (filed as Annex A to definitive Proxy Statement dated November 23, 2020).

10.2(†)	Employment Agreement between the Company and David Offerman, dated as of July 31, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

10.3(†)	Employment Agreement between the Company and William H. Craig dated as of September 21, 2022 and effective as of July 1, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

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