Form 10-K
period 2023-03-31
IEH Corp
filed 2023-10-06
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2022, based on a closing price of $10.50 was $12,929,000.

As of October 6, 2023, the registrant had 2,370,251 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

IEH CORPORATION

Cautionary Statements Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factor Summary” below, “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, and may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; accounting estimates and assumptions; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to successfully prevent our registration with the SEC from being suspended or revoked and to timely file our SEC reports; our ability to operate our accounting system and material weaknesses identified in connection with our migration to such accounting system; our ability to protect intellectual property; our ability to integrate our satellite facility into our operations; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statements. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

ii

IEH CORPORATION

PART I

Item 1.	Business:

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began operations in New York, New York in 1941 and was incorporated as a New York corporation in March 1943, when Louis Offerman founded L. Offerman Tool & Die with his two sons, Bernard and Seymour.

In the late 1960’s, IEH bought a license to manufacture HYPERBOLOID sockets, and began making printed circuit board (“PCB”) connectors for the defense and aerospace industries, in accordance with the MIL-DTL-55302 military specification.  We have been making these connectors and variations of them ever since, and today, we are one of the leaders in HYPERBOLOID connectors and contacts.

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

For the fiscal years ending March 31, 2023 and 2022, approximately 56.3% and 59.1%, respectively, of the Company’s sales were for defense applications, 25.7% and 14.7%, respectively, for commercial aerospace, and 18.0% and 26.2%, respectively, for the remainder for commercial space launch, medical, oil and gas and industrial markets.

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

The Company’s products are marketed to Original Equipment Manufacturers (“OEM”) directly and through authorized representatives and distributors serving primarily the Defense, Aerospace, Medical, Space, Industrial, Test Equipment and Commercial Electronics markets. The Company is also involved in developing new connectors for specific uses, which result from changes in technology. The Company assists customers in the development and design of connectors for specific customer applications. This service is marketed to customers who require the development of connectors and interconnection devices specially designed to accommodate the customers’ own products.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. During the year ended March 31, 2023, there were no individual customers whose revenues were 10% or more of the Company’s net revenues. During the year ended March 31, 2022, approximately 37.1% of the Company’s total net sales represented three customers, and consisted individually of 12.5%, 12.3% and 12.3% of net revenues.

The Company currently employs 22 independent sales organizations to market its products in all regions in the United States as well as in Canada, the European Union (“EU”), Southeast Asia, Central Asia and the Middle East. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 75% of the Company’s net sales for the fiscal year ended March 31, 2023 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 14.8% and 23.8% of net sales for the fiscal years ended March 31, 2023 and 2022, respectively. Approximately 39.8% and 68.2% of the aforementioned international net sales for fiscal years ended March 31, 2023 and 2022, respectively, represent sales to customers located in China.

We also market our products and capabilities through our website, www.iehcorp.com. Our product series HBH Hybrid Power/Signal HYPERBOLOID Connectors, has a configuration tool that allows users to build their own hybrid connector and download 3D models to incorporate into their modules.

Backlog of Orders/Capital Requirements:

Our customers typically enter into supply arrangements for the purchase of our products which we will produce and deliver over time. On an as-needed basis, our customers place specific production orders, and these orders are generally filled and shipped within twelve weeks. Our backlog consists of supply arrangements where the anticipated unfulfilled shipping dates are within approximately twelve months. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. The backlog amounted to approximately $13,724,000 at March 31, 2023 as compared to $7,909,000 at March 31, 2022. The increase in total backlog as of March 31, 2023 compared with the previous year is primarily due to increases in aerospace and defense customer demand, driven in large part by the recovery of commercial aviation after the earlier grounding of the Boeing 737 Max jet and the impact of COVID-19, as well as increases in orders from our defense customers.

A portion of these backlog orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling these orders.

Forward Looking Business Trends:

Impact of COVID-19 and Other Factors:

Since early 2020, the world has been impacted by the novel coronavirus (COVID-19) pandemic. In previous periods, COVID-19 (including its variants and mutations) and measures to prevent its spread disrupted our business in a number of ways, including strains on supply chains, and general economic conditions. Although restrictions in the United States have largely been lifted, in international markets, such as in China, there continue to be disruptions from the COVID-19 pandemic. If new COVID-19 variants emerge or additional governmental restrictions are imposed domestically or internationally, our business may be harmed. For example, in the future, the COVID-19 pandemic may cause reduced demand for certain products we provide. We are not able to predict the full extent of the impact of the COVID-19 pandemic on our financial and operating results and how the COVID-19 pandemic will evolve domestically and internationally.

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

Competition:

The design, development, manufacture and distribution of electrical connectors and interconnection devices is a highly competitive field. The Company principally competes with both large and small companies who also produce high performance connectors in printed circuits and wiring boards for high technology applications. The Company competes by adapting certain technologies to meet specific product applications, aiming to produce connectors cost-effectively, and through its production capabilities. In addition, there are many companies who offer connectors with designs similar to those utilized by the Company and are direct competitors of the Company.

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

However, any delay in the Company’s ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs. In anticipation of such delays, the Company carries an inventory of raw materials and component parts to avoid shortages and to insure continued production. However, as global supply chains continue to be constrained, there can be no certainty that we will not be affected in the future, and we believe that there is risk that raw materials and supply chains will continue to be affected in 2024.

Additionally, inflationary pressures have been impacting virtually all aspects of our materials and suppliers, including power prices and labor costs, and are likely to impact our fiscal year 2024 results.

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

As of March 31, 2023, we employed 156 people of which 154 are full-time employees. Most of the employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the “Union”), which expires on March 31, 2024. The Company believes that it has a good relationship with its employees and the Union and has not experienced any significant work stoppages or other labor problems.

Diversity and Inclusion

We treat each other with respect and value each individual’s unique perspective and background. We are committed to a culture where everyone belongs and diversity and inclusion drives business results. Diversity is crucial to our ongoing success to manage our business.

Safety/Health and Wellness

We are committed to providing a safe and healthy work environment for our employees. Aligned with our values, we strive to continuously monitor our work environment to keep our employees safe. We have an open-door policy for all employees to report concerns or safety issues. Our commitment to employee safety also includes ongoing safety communications with safety topics and providing safety training.

Governmental Regulations:

The Company is subject to federal regulations, principally under the Occupational Safety and Health Act (“OSHA”) and the Defense Supply Command Columbus (“DSCC”).

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

We manufacture PCB connector offerings for specialized applications and our customers include defense contractors, commercial aerospace equipment manufacturers, medical device manufacturers, oil and gas exploration firms, and commercial space launch companies. Our products are typically a small part in a larger end product used by our customers. Supply shortages or other factors impacting third party suppliers that supply different parts to our customers for use in the same end product in which our product is used can impact demand for our products. For example, we believe that recent supply shortages for parts produced by other manufacturers in the end product in which our product is used has caused delays in ordering our products. In addition, due to the specialized nature of our products, we often manufacture limited quantities of our products. Since we are producing customized products in smaller quantities, we are not able to achieve economies of scale, we are unable to obtain bulk discounts on our orders for raw materials and sometimes the fulfillment of the supply of the raw materials used in our products is delayed because our suppliers may prioritize larger orders. All of these factors may have an adverse impact on our business and results of operations.

In addition, the ultimate end product in which our products are used have long and irregular ordering cycles which may cause our business results to vary year to year. For example, some of our products are used in airplanes which often are operable for about thirty years and thus are replaced over longer time horizons than many other products and are susceptible to changes in the demand for travel. The ordering cycle for our customers is often irregular and hard to predict. For example, our sales have declined, generally on a quarter over quarter basis, from the quarter ended September 30, 2020 through the quarter ended March 31, 2023, and we are unable to predict if or when they will increase in the future. This makes it difficult for us to anticipate when demand increases will occur and adjust our business and ordering to accommodate fluctuations in demand. If we are not able to ramp production up or down quickly enough in response to rapid changes in demand, we may not be able to effectively manage our costs, which could negatively impact operating results, and we may lose sales and market share.

The loss of certain substantial customers could materially and adversely affect us.

During the fiscal year ended March 31, 2023, there were no individual customers whose revenues were 10% or more of the Company’s net revenues. During the year ended March 31, 2022, approximately 37.1% of the Company’s total net sales were from three customers, and consisted individually of 12.5%, 12.3% and 12.3% of our total net sales for the year. We believe that the loss of one or more of our larger customers could have a material adverse effect on our financial position and results of operations.  We have experienced significant concentrations of customers in prior years. Furthermore, factors that negatively impact the businesses of our major customers could materially and adversely affect us even if the customer represents a relatively small part of our net sales.

We may need additional funding in the future and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our production or business efforts.

Although we have enough working capital in the short term, we may need to raise additional funding in connection with our continuing operations through the debt or equity markets in the future. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our business efforts. Any capital raising efforts would also be impacted by our administrative proceeding with the SEC pursuant to Exchange Act section 12(j), and whether the SEC suspends for up to twelve months, or revokes, the registration of our securities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from macroeconomic conditions or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with partners or others and we may be required to relinquish rights to some of our intellectual property or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we are unable to obtain funding on a timely basis, our business, financial condition and results of operations may be materially affected.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file our Quarterly and Annual Reports for the years ended March 31, 2022 and March 31, 2021 and the related quarterly periods until we filed a Form 10-K for these periods on June 22, 2023. The Quarterly and Annual reports for the fiscal year ended March 31, 2023 and the related quarterly periods were not filed until October 6, 2023. Thus, we have not remained current in our reporting requirements with the SEC. We are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a current filer. If we wish to pursue an offering now, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

In December 2021, we opened a secondary facility in Allentown, PA and if we are unable to successfully achieve the planned volume and operating capacity in this facility, our manufacturing and business could be adversely impacted.

In December 2021, we opened a new manufacturing facility in Allentown, PA. We have commenced operations and have initially staffed and equipped the facility for targeted levels of production. We expect to continue to add staff and equipment within the facility as we target higher levels of production at the facility. We will need to hire additional personnel to staff and maintain this facility with the technical qualifications to do so. Labor is subject to external factors that are beyond our control, including our industry’s competitive market for skilled workers. Cost, inflation and workforce participation rates are additional factors that could impact our ability to effectively hire additional staffing. The failure to achieve targeted levels of production at the facility and the failure to successfully hire and train qualified personnel for the new facility could seriously harm our business and prospects. In addition, ramping up production at the new facility is time intensive, costly and inefficient. If we are unable to successfully ramp up and operate at targeted levels, our business and results of operations may be adversely affected.

A shortage of availability or an increase in the cost of raw materials and other resources may adversely impact our ability to manufacture our products at cost effective prices and thus may negatively impact profit margins.

Our results of operations may be materially adversely impacted by difficulties in obtaining raw materials, supplies, power, labor and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices. Many of these materials and components are produced by a limited number of suppliers and their availability to us may be constrained by supplier capacity. In 2021, pandemic-related issues created port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses and increasing prices of raw materials generally.  In recent periods, we have seen the impacts of inflation drive up costs of materials and labor significantly. Any material disruption to or continuing increases in prices of our raw materials and other resources could materially adversely affect our financial results.  Profit margins will be materially and adversely impacted if we are not able to reduce our costs of production, introduce technological innovations, or pass through cost increases to customers.

We may be subject to work stoppages at our facilities or those of our principal customers and suppliers, which could seriously impact the profitability of our business.

Our unionized workforce and those of our customers and suppliers may experience work stoppages during collective bargaining agreement negotiations. In the future, if we are unable to negotiate an acceptable new agreement with the union, upon expiration of the existing contract, we could experience a strike or work stoppage. Contingency plans have been developed that would allow production to continue in the event of a strike.

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

The market for connectors and interconnect devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors and interconnects. The Company has been servicing a niche in the market by manufacturing connectors containing HYPERBOLOID contact designs in the printed wiring board style of connectors. The connector and interconnect device industry is competitive and fragmented and includes numerous small organizations capable of competing in the markets we target. Although large companies tend to not compete directly with us due to the customized and small batch nature of our business, large companies compete in adjacent industries and possess substantially greater financial and other resources than we do. Larger competitors’ greater resources could allow those competitors to compete more effectively than we can. Our competitors have successfully built their names in the industry in which we compete. These various competitors may be able to offer products more competitively priced and more widely available than our offerings, and also have greater resources to acquire members and suppliers than us. Failure to compete in the industry in which we operate would adversely affect our results of operations.

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

Accounting Related Risks and Other Factors:

Management identified material weaknesses in our internal control over financial reporting. Such weaknesses may lead to additional risks and uncertainties, including stockholder lawsuits or other actions, loss of investor confidence and negative impacts on our stock price. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023 and concluded that our internal control over financial reporting was not effective as of March 31, 2023, as certain of the Company’s controls associated with reconciliations of inventory and cost of products sold were not operating effectively. Further, the Company has not fully established an effective control environment due to the ineffective design and implementation of Information Technology General Controls (“ITGC”). The Company’s ITGC deficiencies included improperly designed controls pertaining to change management and user access rights over systems that are critical to the Company’s system of financial reporting. We have taken and continue to take remedial steps to improve our internal control over financial reporting. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, Controls and Procedures.

Management is working to remediate the identified material weaknesses. Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. We may not be able to fully remediate these material weaknesses until additional steps have been completed and have been operating effectively for a sufficient period of time. We cannot assure you that the measures we have taken to date and plan to take will be sufficient to remediate the material weaknesses we identified or avoid the identification of additional material weaknesses in the future. If we are unable to successfully remediate our existing material weaknesses or any additional material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness and our ability to complete acquisitions may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, applicable listing requirements and other requirements; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; we may suffer defaults, accelerations or cross-accelerations under our debt instruments or derivative arrangements to the extent we are unable to obtain additional waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management and the accuracy of our financial statements and disclosures, result in events of default under our banking agreements, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our business and financial condition.

Efforts to comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur additional expenses that may negatively impact our financial performance. This process also results in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the applicable provisions of Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

We identified certain misstatements to our previously issued financial statements and have restated the financial statements described below, which has exposed us to a number of additional risks and uncertainties.

On June 22, 2023, we filed our Form 10-K for the fiscal years ended March 31, 2022, 2021, and 2020. Included therein, we reported that we had restated our previously issued audited financial statements for the year ended March 31, 2020 and our interim financial statements for the quarterly periods ended September 27, 2019 and December 31, 2019. We further reported that these restatements were in connection with the Company’s migration to its then new accounting system, including the reconciliation of the old and new systems.

As a result of the misstatements and the restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including risks of lawsuits. Any actions, lawsuits or other legal proceedings related to the misstatements or the restatement could result in reputational harm, legal defense and other costs, regardless of the outcome of the lawsuit or proceeding. In addition, we continue to be at risk for loss of investor confidence, loss of key employees, changes in management or our board of directors and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations.

Our ongoing efforts to remediate our internal control weaknesses may continue to divert management from the operation of our business. The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business.

The Board of Directors, members of management, and our accounting and other staff previously has spent significant time on the restatement and remediation and will continue to spend significant time on remediation of internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish our strategic objectives.

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

The Company is currently delinquent in its periodic reporting obligations and as a result the SEC instituted administrative proceedings on August 17, 2022 (the “Order”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock. On October 3, 2022, we filed an answer to the Order and on October 13, 2022, we conducted a prehearing conference with SEC staff in the Division of Enforcement. On March 1, 2023 the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. The Commission will issue a decision on the basis of the record in the proceeding. The Company cannot at this time predict the timing of a decision by the Commission or the outcome of such decision. Although the Company continues to make progress towards completion of its periodic reports and intends to vigorously defend against the allegations in the Order to avoid possible suspension or revocation of the registration of its common stock, if the SEC issues a final order to suspend or revoke the registration of the Company’s common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making a market in, publishing quotations of, or otherwise effecting transactions with respect to, such common stock until, in the case of suspension, the lifting of such suspension, or, in the case of a revocation, the Company files a new registration statement with the SEC under the Exchange Act and that registration statement is declared effective. As a result, public trading of the Company’s common stock would cease and investors would find it extraordinarily difficult to acquire or dispose of the Company’s common stock or obtain accurate price quotations for the Company’s common stock, which could result in a significant decline in the value of the Company’s stock. In addition, the Company’s business may be adversely impacted, including, without limitation, an adverse impact on the Company’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives.

The Company faces challenges in producing accurate financial statements and periodic reports as required on a timely basis.

As discussed in this Annual Report on Form 10-K, we have identified material weaknesses in our accounting systems, processes and procedures in connection with the accounting for inventory and cost of products sold. Ultimately, there have been a number of issues with the SAP System, including system design and implementation issues as well as utilization issues. As a result, the Company has hired a number of third party consultants and additional personnel and enhanced many aspects of its accounting procedures. Although the Company believes it has discovered and made improvements to its critical inventory accounting systems, the Company is still in the process of making further refinements in these complex systems and making system and process changes to improve system utilization. The Company continues to have material weaknesses in internal control over financial reporting and, as a result, cannot assure you that the Company will not experience additional errors or delays with respect to the preparation of its financial statements and its periodic reports in the future.

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

Since discovering the issues with the Company’s previously reported financials in connection with the Company’s transition to the SAP System and the Company’s recognition of related material weaknesses in its systems of internal control regarding the accounting for inventory and cost of product sold, the Company’s management, including its finance and accounting personnel, has devoted and continue to devote substantial time, effort and resources to its efforts to become current in its periodic reporting obligations, in addition to performing its day-to-day duties. These efforts and the exigent circumstances have diverted and may continue to divert, management’s attention away from our business. In addition, the delay in the completion of the Company’s periodic reports and the financial condition of the Company have caused concerns on the part of investors and may have resulted in the loss of potential business opportunities or declines in the value of the Company’s common stock.

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

Following its review of periodic reports (including, but not limited to, this Annual Report) filed with the SEC, the staff of the SEC may request that the Company make additional changes to its reporting of financial information contained in such periodic reports, potentially requiring amendments to our financial information or other disclosure.

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

As a public company listed in the U.S., we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder. Our management team may not successfully or efficiently manage being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. Operating a public company requires significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition. For example, the requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required and, as a result, management’s attention may be diverted from other business concerns. The costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations.

In order to satisfy our obligations as a public company, we may need to hire additional qualified accounting and financial personnel with appropriate public company experience.

As a public company, we need to establish and maintain effective disclosure and financial controls and adhere to certain corporate governance practices. We may need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and retain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from other business concerns.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 31, 2023 traded as low as $6.20 and as high as $12.50 per share and during the fiscal year ended March 31, 2022, our stock price traded as low as $11.95 per share and as high as $18.25 per share. Fluctuations may be exaggerated since the trading volume is and would likely be volatile, limited, and sporadic. These fluctuations may or may not be based upon any business or operating results. We cannot assure you that your investment in our common stock will not decline.

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

Gail Offerman and Dave Offerman, our Chief Executive Officer, (the “Offerman Investors”) beneficially own approximately 46.7% of our common stock as of October 6, 2023, and will generally vote together as a single class on matters submitted to a vote of our stockholders. As a result, the Offerman Investors may exert substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. In addition, the Offerman Investors and their affiliates exercise significant influence over the operations of our Company because the Company has been a business led by the Offerman family for generations. These stockholders may make decisions that are adverse to your interests.

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

Since 2020, we have been operating on a new perpetual accounting system, SAP’s Business One system along with an add-on inventory and production module, Beas Manufacturing (“New SAP System”) in order to improve our financial reporting. Since implementation, we have been engaged in a multi-year process to refine the functionality of the New SAP System, most significantly around the accounting for inventory and costs of products sold. We have identified the causes of the errors that led to the restatement of previously reported financials and have made enhancements to the New SAP System to remediate those causes. There remains further work to improve and optimize the New SAP System, and that work is ongoing. Any significant deficiency in the design and implementation of the SAP System could negatively impact our financial data and may result in inaccurate financials or delays in our periodic reports with the SEC, which may have a material adverse effect on our business, financial condition or results of operations.

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

Sales to customers located outside the U.S. accounted for approximately 14.8% and 23.8% of our revenue in the fiscal years ended March 31, 2023 and March 31, 2022, respectively. Of these amounts, approximately 39.8% and 68.2% were attributable to sales to customers located in China in the fiscal years ended March 31, 2023 and March 31, 2022, respectively. We expect that revenue from international sales to China will continue to be a significant part of our total revenue. Any weakness in the Chinese economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. In addition, there is a risk that manufacturers in China may compete with us and replace us. The imposition by the U.S. of tariffs on goods imported from China, countermeasures imposed by China in response, U.S. export restrictions on sales of products to China and other government actions that restrict or otherwise adversely affect our ability to sell our products to Chinese customers may have a material impact on our business. In addition, we may be subject to rules and regulations of the PRC or the jurisdiction of other governmental agencies in the PRC that may adversely affect our rights and obligations. In the event of a dispute, we will likely be subject to the exclusive jurisdiction of foreign courts.

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

At various times during recent years, the U.S. and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the U.S. and China, whether or not directly related to our business, could reduce the price of our common stock. These controversies also could make it more difficult for us to sell our products to our customers in China. The international trade policies of China and the U.S. could adversely affect our business, and the imposition of trade sanctions relating to import and export of goods, taxes, tariffs and duties and other charges on imports from China or exports to China. Due to an increase in tariffs imposed by China on products from the U.S., some of our customers might seek alternatives, which could have a negative impact on our sales as we mainly sell our own products to customers in China. In order to avoid these tariffs, the market has shifted towards an uncertain era including sourcing from other countries. Our sales during this stage may also be negatively impacted by this shift in behavior.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 56.3% and 59.1% of the Company’s net revenues for the fiscal years ended March 31, 2023 and March 31, 2022, respectively, came from sales to the defense market. The Company participates in a broad spectrum of defense programs. Accordingly, the Company’s sales are affected by changes in the defense budgets and policies of the U.S. government. A significant decline in U.S. government defense expenditures for programs in which we participate could have an adverse effect on the Company’s business, financial condition and results of operations. U.S. government expenditures are also subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products.

We may be adversely affected by natural disasters, pandemics and other catastrophic events and by man-made problems such as terrorism that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our business operations are located in Brooklyn, New York and Allentown, PA. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. As an example, the New York City area was significantly impacted by the COVID-19 pandemic and, due to safety considerations for our employees and government restrictions, including stay-at-home orders, certain of our employees worked from home for an extended period of time. In addition, our suppliers’ facilities are located in locations susceptible to natural disasters or similar events, such as tornadoes, fires, explosions or large-scale accidents or power outages, or IT threats, pandemics, acts of terrorism and other geo-political unrest, which could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the manufacture or distribution of our products, our business, financial condition, operating results and prospects would suffer.

Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, artificial intelligence related cyber-attacks, and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations.

Item 1B.	Unresolved Staff Comments:

None.

Item 2.	Properties:

The Company renewed its lease for its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York on December 1, 2020, and entered into a 120 month lease agreement extension, running through November 30, 2030. The lease is approximately 20,400 square feet of space, of which it is estimated that 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations. The basic minimum annual rental payments remaining on this lease is $2,325,237 as of March 31, 2023.

The Company entered into a lease on January 29, 2021 for a building at 200 Cascade Drive, Bldg. 2, Suite H, Allentown, PA 18109 running through March 30, 2028. The lease is approximately 28,800 square feet of space, of which it is estimated that 4,800 square feet are used as executive and administrative offices and 24,000 square feet are used for its manufacturing and testing operations. The basic minimum annual rental payments remaining on this lease is $1,256,346 as of March 31, 2023.

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

Not applicable.

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

Market Information:

The range of high and low bid prices for the Company’s common stock, for the periods indicated, are set forth below as reported by the OTC Markets. The table below provides the high and low bid prices of the common stock during the periods indicated. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High Bid	Low Bid
Fiscal Year ended March 31, 2022

April 1, 2021 – June 30, 2021	$18.25	$14.99
July 1, 2021 – September 30, 2021	$16.50	$12.00
October 1, 2021 – December 31, 2021	$12.75	$11.95
January 1, 2022 – March 31, 2022	$12.50	$12.00

Fiscal Year ended March 31, 2023

April 1, 2022 – June 30, 2022	$12.50	$12.15
July 1, 2022 – September 30, 2022	$12.25	$10.50
October 1, 2022 – December 31, 2022	$10.50	$6.50
January 1, 2023 – March 31, 2023	$10.00	$6.20

Holders:

The number of record holders of the Company’s common stock as of September 29, 2023 was 187. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

Overview of Business:

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

The customers we service are in the Defense, Aerospace, Space, Medical, Oil and Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing (“QPL”) MIL-DTL-55302 and supply customer requested modifications to this specification. Our offering of “QPL” items has been expanded to include additional products.

The customers we service by industry as a percentage of total revenue is provided below:

	For the Fiscal Years Ended March 31,
	2023	2022
Industry	%	%
Defense	56.3	59.1
Commercial Aerospace	25.7	14.7
Space	9.4	17.7
Other	8.6	8.5

We are exposed to and impacted by macroeconomic factors and U.S., state and local government policies. Current general economic conditions, including the current levels of inflation, have created uncertainties, resulting in market volatility. We have adopted particular measures to protect our employees at our manufacturing operations in Brooklyn, New York, and Allentown, PA, and we expect to execute on our contracts through carefully designed arrangements.

Worldwide Supply Chain Disruptions

Worldwide supply chain disruptions, which were initially brought about by the impact of the COVID-19 pandemic, have persisted despite the recovery in the global economy and financial markets. The Company has experienced longer lead times for raw materials and has experienced raw material cost increases compared to prior fiscal years. These and other issues resulting from worldwide supply chain disruptions, including the conflict between Russia and Ukraine, have stabilized but are expected to continue to some degree into fiscal 2024 and could continue to have a material adverse effect on the Company’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

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

Revenue Recognition

Pursuant to ASC 606, Revenue from Contracts with Customers, revenue represents the amount received or receivable for goods and services supplied by the Company to its customers. The Company recognizes revenue and the related cost of products sold when the performance obligations are satisfied. The performance obligations are typically satisfied upon shipment of physical goods. In addition to the satisfaction of the performance obligations, the following conditions are required for revenue recognition: an arrangement exists, there is a fixed price, and collectability is reasonably assured.

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

The Company records a liability when receiving cash in advance of delivering goods or services to the customer. This liability is offset against the receivable recognized when those goods or services are delivered. Deposits from customers were $20,639 and $97,885, as of March 31, 2023 and 2022, respectively.

Valuation of Inventories

Raw materials are stated at the average cost on a first-in first-out basis which does not exceed net realizable value. Finished goods and work in process are valued at the lower of actual cost, determined on a specific identification basis, or the net realizable value of each product. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost, and adjusts their inventory value accordingly.

Accounting for Income Taxes

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

Stock-Based Compensation Expense

Stock-based compensation expense recognized in the statement of operations is based on options ultimately expected to vest. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option, which, for options granted in fiscal 2023 and 2022, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2023 and 2022. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0% based on the fact that we have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

Results of Operations:

Annual Results of Operations

Comparison of the Years Ended March 31, 2023 and March 31, 2022:

The following table summarizes our results of operations for the fiscal years ended March 31, 2023 and March 31, 2022:

	For the Fiscal Years Ended March 31,		Period-to-Period
	2023	2022	Change
Revenue	$19,136,890	$24,265,589	$(5,128,699)

Operating expenses:
Cost of products sold	18,395,865	19,328,249	(932,384)
Selling, general and administrative	5,519,278	5,039,072	480,206
Depreciation and amortization	1,034,559	837,201	197,358
Total operating expenses	24,949,702	25,204,522	(254,820)
Operating loss	(5,812,812)	(938,933)	(4,873,879)
Other income (expense):
Other income (a)	85,231	2,214,030	(2,128,799)
Interest income (expense), net	31,037	391	30,646
Total other income (expense), net	116,268	2,214,421	(2,098,153)

(Loss) income before (provision for) benefit from income taxes	(5,696,544)	1,275,488	(6,972,032)
(Provision for) benefit from income taxes	(806,380)	162,646	(969,026)
Net (loss) income	$(6,502,924)	$1,438,134	$(7,941,058)

(a)	For the fiscal year ended March 31, 2022, other income consists of $2,103,885 of debt forgiveness income from the forgiveness of the PPP Loan (See Note 5 – PPP Loan).

Revenue for the fiscal year ended March 31, 2023 was $19,136,890, reflecting a decrease of $5,128,699, or 21.1%, as compared to $24,265,589 for the fiscal year ended March 31, 2022. The decrease in revenues for fiscal year 2023 compared to fiscal year 2022 was primarily due to a softness in orders from our defense and space customers. Our revenues continue to be negatively impacted by reduced government spending in these sectors for programs in which we participate. The decline in defense and space customer revenue was offset somewhat by increases in commercial aerospace revenues. We are seeing increases in commercial aerospace, generally, as consumer aviation traffic has been returning to pre COVID-19 levels, and from the Boeing 737-Max program, in particular, as Boeing has resumed its production after having earlier grounded the production of this aerospace program.

Cost of products sold for the fiscal year ended March 31, 2023 was $18,395,865 reflecting a decrease of $932,384, or 4.8%, as compared to $19,328,249 for the fiscal year ended March 31, 2022. The decrease was principally attributable to the 21.1% decrease in revenue, offset by the increase in our cost of products sold, especially in light of declining revenues, which reflects the additional costs we have incurred in staffing the Pennsylvania location, the costs of maintaining our highly trained labor force through periods of reduced production and the impacts of inflation.

Selling, general and administrative expenses for the fiscal year ended March 31, 2023 was $5,519,278, reflecting an increase of $480,206, or 9.5%, as compared to $5,039,072 for the fiscal year ended March 31, 2022. The increase was primarily attributable to an increase in legal and accounting fees of $701,917 partially offset by a decrease in stock-based compensation expense of $383,083.

Depreciation and amortization for the fiscal year ended March 31, 2023 was $1,034,559, reflecting an increase of $197,358, or 23.6%, as compared to $837,201 for the fiscal year ended March 31, 2022. The increase was principally attributable to an increase in capitalized leasehold improvements related to our new Pennsylvania facility, as well as increases in capitalized molds and dies for new products.

Total other income (expense) for the fiscal year ended March 31, 2023 was income of $116,268, reflecting a decrease of $2,098,153, as compared to income of $2,214,421 for the fiscal year ended March 31, 2022. The decrease was primarily attributable to the debt forgiveness income recognized from the forgiveness of the PPP loan of $2,103,885 in the fiscal year ended March 31, 2022.

(Provision for) benefit from income taxes for the fiscal year ended March 31, 2023 was a provision of $806,380, as compared to a benefit of $162,646 for the fiscal year ended March 31, 2022. The change was primarily attributable to fully impairing the deferred income tax assets, net. During the three months ended June 30, 2022, we determined to record a full valuation allowance on our deferred income tax assets, net. As such, during the three months ended June 30, 2022, we recorded a full valuation allowance for the opening period deferred income tax asset, net and then beginning on June 30, 2022, recorded an adjustment to fully impair any increase in the deferred income tax asset, net. As such, for the fiscal year ended March 31, 2023, the effect of recording a full valuation allowance resulted in an income tax provision of $806,380.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the year ended March 31, 2023, our primary sources of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and interest rates, the 2023 banking crisis and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of March 31, 2023, our cash balance was $8,344,706. For the fiscal year ended March 31, 2023, we recorded a net loss of $6,502,924. As of March 31, 2023, we had working capital of $20,303,090.

Our principal source of liquidity is cash flows generated by operating activities and cash reserves.

Cash Flow Activities for the Years Ended March 31, 2023 Compared to the Year Ended March 31, 2022

The following table summarizes our cash flow activities for the fiscal years ended March 31, 2023 and March 31, 2022:

	For the Fiscal Years Ended March 31,		Period-to-Period
	2023	2022	Change

Cash flow (used in) provided by
Operating activities	$(3,785,051)	$1,414,493	$(5,199,544)
Investing activities	(545,514)	(2,646,764)	2,101,250
Decrease in cash and cash equivalents	$(4,330,565)	$(1,232,271)	$(3,098,294)

Net cash (used in) provided by operating activities was ($3,785,051) for the fiscal year ended March 31, 2023, a decrease of $5,199,544, as compared to $1,414,493 for the fiscal year ended March 31, 2022. The period over period decrease in cash from operating activities of $5,199,544 was primarily due to the decrease in net (loss) income of $7,941,058 (as adjusted for the fiscal year ended March 31, 2022 non-cash gain of $2,103,885 on forgiveness of debt, a decrease in net income (loss) of $5,837,173), offset principally by the non-cash charge to fully impair the deferred income tax asset, net.

Net cash used in investing activities was $545,514 for the fiscal year ended March 31, 2023, a decrease of $2,101,250, as compared to a use of $2,646,764 for the fiscal year ended March 31, 2022. The decrease in cash used in investing activities during the fiscal year ended March 31, 2023 was due to a reduction in purchases of leasehold improvement related to our new Pennsylvania facility.

There were no financing activities during either fiscal year ended March 31, 2023 or 2022.

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

Backlog of Orders

Our customers typically enter into supply arrangements for the purchase of our products which we will produce and deliver over time. On an as-needed basis, our customers place specific production orders, and these orders are generally filled and shipped within twelve weeks. Our backlog consists of supply arrangements where the anticipated unfulfilled shipping dates are within approximately twelve months. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. The backlog amounted to approximately $13,724,000 at March 31, 2023 as compared to $7,909,000 at March 31, 2022. The increase in total backlog as of March 31, 2023 compared with the previous years is primarily due to increases in aerospace and defense customer demand, driven in large part by the recovery of commercial aviation after the earlier grounding of the Boeing 737 Max jet and the impact of COVID-19, as well as increases in orders from our defense customers.

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

See our audited Financial Statements for the fiscal years ended March 31, 2023 and 2022 which follows Item 16 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. The following material weaknesses have been identified:

●	Certain of the Company’s controls associated with reconciliations of inventory and cost of products sold were not operating effectively. These deficiencies, combined with inadequate compensating review controls represent a material weakness in the Company’s internal control over financial reporting.

●	The Company has not established an effective control environment due to the ineffective design and implementation of Information Technology General Controls (“ITGC”). The Company’s ITGC deficiencies included improperly designed controls pertaining to user access rights over systems that are critical to the Company’s system of financial reporting. The ITGC deficiencies, combined with a lack of properly designed management review controls to compensate for these deficiencies, represent a material weakness in the Company’s internal control over financial reporting.

As of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that our internal over financial reporting and disclosure controls and procedures were not effective based upon the identified material weaknesses noted above.

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

Mitigation Steps

In order to address the material weaknesses stated above, Management undertook the following mitigation steps:

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

(c) Changes in Internal Controls Over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of March 31, 2023, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class
David Offerman	48	Chairman of the Board of Directors, President and Chief Executive Officer	II

William H. Craig	67	Chief Financial Officer and Treasurer (Mr. Craig resigned effective May 17, 2023) (1)

Allen Gottlieb	81	Director	II

Gerald E. Chafetz	79	Director	II

Eric C. Hugel	52	Director	I

Sonia Marciano	60	Director (Ms. Marciano resigned effective July 31, 2023) (2)	I

Michael E. Rosenfeld	39	Director	I

(1)	Effective May 19, 2023, Subrata Purkayastha was appointed to the positions of Interim Chief Financial Officer and Treasurer.

(2)	Effective August 1, 2023, John P. Spiezio was elected to fill the vacancy created by the resignation of Dr. Sonia Marciano.

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. As of March 31, 2023, the Board of Directors consisted of six (6) members divided into two classes with three Class I Members (Mr. Hugel, Ms. Marciano and Mr. Rosenfeld) and three Class II Members (Mr. David Offerman, Mr. Gottlieb and Mr. Chafetz). Effective August 1, 2023, John P. Spiezio was elected to fill the vacancy created by the resignation of Dr. Sonia Marciano. All officers are elected by and serve at the discretion of the Board of Directors.

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

William H. Craig. On August 27, 2020, the Company appointed William H. Craig as its Chief Financial Officer and Treasurer. His appointment became effective on the next business day following the Company filing its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 with the U.S. Securities and Exchange Commission and upon the official retirement date of the then current Chief Financial Officer and Treasurer, Robert Knoth. From March 2012 to March 2020, Mr. Craig served as Chief Executive Officer and Chief Financial Officer of Tarantin Industries, Inc., a family owned industrial distributor based in Freehold, NJ with operations in the eastern third of the U.S. From October 2007 to September 2011, Mr. Craig served as Chief Financial Officer of Fifth Street Capital, Inc., an externally managed closed end non-diversified Regulated Investment Company operating as a Business Development Company and based in White Plains, NY. From March 2005 to September 2007, he was the executive Vice President and Chief Financial Officer of Vital Signs, Inc., a medical device manufacturer based in the United States with global operations. Vital Signs, headquartered in Totowa, NJ, is a NASDAQ listed company (VITL). From 1999 to 2004, Mr. Craig served as the Executive Vice President of Finance and Administration and Chief Financial Officer of Matheson Tri- Gas, Inc., an industrial specialty gas company with global operations including 20 significant plants in the U.S., nearly 100 retail outlets and production/marketing joint ventures in Europe and Asia. From 1997 to 1999, he served as Executive Vice President and Chief Financial Officer of Empire of Carolina, an AMEX-listed consumer products company.

On September 21, 2022, the Company entered into a new employment agreement with Mr. Craig effective as of July 1, 2022 and such agreement would have expired on June 30, 2027. Mr. Craig resigned his employment with the Company, effective May 17, 2023.

Subrata Purkayastha. On May 19, 2023, the Company appointed Subrata Purkayastha as its Interim Chief Financial Officer and Treasurer. Ms. Purkayastha’s appointment became effective on May 19, 2023. Ms. Purkayastha has served as Controller of the Company since November 2021. Prior to joining the Company, from January 2019 to May 2021, Ms. Purkayastha served as Controller of Sprouts Foods, Inc., a producer and distributor of premium organic foods intended for babies and toddlers. From July 2017 to January 2019, Ms. Purkayastha served as Accounting Manager at Sprouts Foods, Inc. where she provided timely and accurate financial reporting to the Chief Executive Officer and Chief Financial Officer and private equity partners. Prior to Sprout Foods Inc., from July 2015 to June 2017, Ms. Purkayastha served as Accounting Manager of Champions Oncology, Inc., a publicly-traded company engaged in the development of advanced technology solutions and services to personalize the development of oncology drug development. Ms. Purkayastha holds a Bachelor of Science in Accounting from Carson-Newman University in Jefferson City, Tennessee and also received a Masters in Arts degree with a focus in International Banking and Finance from Fordham University. Ms. Purkayastha is also a Certified Public Accountant.

Effective on June 1, 2023, the Company entered into a new employment agreement with Ms. Purkayastha and such agreement expires on November 30, 2023.

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

Dr. Sonia Marciano. Dr. Sonia Marciano was a member of IEH’s Board of Directors from July 15, 2016 until July 31, 2023. She is a clinical professor at the NYU Stern School of Business since July 2007 where she teaches courses and manages academic programs. She graduated from the University of Chicago in 1984 with a Bachelor of Arts degree. In 2000, Dr. Marciano received from the University of Chicago her MBA in Economics and Finance and her PhD in Business Economics. We believe Dr. Marciano’s expertise in corporate strategy along with her extensive experience, qualifications, attributes and skills made her well qualified to serve as a director of our Company.

Dr. Marciano resigned from the Company’s Board of Directors, effective July 31, 2023.

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

John P. Spiezio, appointed on August 1, 2023, has extensive experience in the aerospace and defense industries. After studying Economics, Computer Science, and Mathematics at Marquette University, he returned to New York and began his 33-year career as the third-generation leader at Hicksville Machine Works, Inc. (“HMW”), a supplier to prime aerospace & defense contractors throughout North America and Europe as well as the Department of Defense directly. Over that time he gained extensive experience in operations, business development, and governance of a business operating in this specialized industry. After HMW was sold in 2019, Mr. Spiezio worked, from March 2019 to April 2021, for a private equity firm engaged in building a vertically integrated company that could produce and supply entire integrated systems to the aerospace and defense industries. Mr. Spiezio serves on the corporate boards of MicroMetl Corporation and GRC Reality. Mr. Spiezio is also currently the Chairman of ADDAPT, an industry group focused on defense and aerospace suppliers based in New York State.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that filing requirements applicable to officers, directors and 10% shareholders were complied with during the fiscal year ended March 31, 2023.

Director Independence; Meetings of Directors; Corporate Governance; Committees of the Board

Our Board of Directors currently consists of six individuals. Five of our directors are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 31, 2023, our Board of Directors held six meetings, the Audit Committee met on one occasion to discuss the Company’s progress in preparing its updated Form 10-K and 10-Qs, and the Compensation Committee met on one occasion.

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

For the fiscal year ended March 31, 2023, a general description of the duties of the committees were as follows:

Audit Committee. Our Audit Committee acts to: (i) review with management the finances, financial condition and interim financial statements of the Company; (ii) review with our independent registered public accounting firm the quarterly and year-end financial statements; (iii) review implementation with the independent registered public accounting firm and management any action recommended by the independent registered public accounting firm; and (iv) engage, retain and terminate our independent registered public accounting firm. Mr. Hugel, the Chair of the Audit Committee was also designated as our Audit Committee Financial Expert. On August 1, 2023, the board appointed Mr. John P. Speizio to its Audit Committee.

During the fiscal year ended March 31, 2023, all of the members of our Audit Committee were “independent” within the definition of that term as provided by NASDAQ rules.

Compensation Committee. The Compensation Committee acts to: (i) review, approve and administer compensation arrangements for our executive officers; (ii) administer our equity-based compensation plans, (iii) establish and review general policies relating to the compensation and benefits of our executive officers and other personnel, (iv) evaluate the relationship between executive officer compensation policies and practices and corporate risk management to confirm those policies and practices do not incentivize excessive risk-taking, and (iv) evaluate and make recommendations to our Board of Directors regarding the compensation of our non-employee directors.

Security holder recommendations of director nominees. The Board did not adopt any modifications to the procedures by which security holders may recommend nominees to its Board of Directors.

Code of Ethics. The Company has adopted a Code of Ethics, which has been made available on its website https://www.iehcorp.com/ethics-code

Item 11.	Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 31, 2023 and March 31, 2022, respectively, for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($)	All Other Compensation ($) (3)	Total ($)
David Offerman	2023	474,000	75,000	-	-	549,000
Chief Executive Officer, President	2022	459,868	-	-	1,731	461,599

William H. Craig(4)	2023	245,000	-	-	-	245,000
Chief Financial Officer	2022	237,002	-	-	865	237,867

(1)	Amounts reported in this column reflect the base salaries earned during the applicable year.

(2)	Amounts reported in this column are related to the Cash Bonus Plan that was adopted in 1987.

(3)	Amounts reported in this column are related to COVID-19 benefit payments.

(4)	Mr. Craig resigned his employment with the Company, effective May 17, 2023.

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

On September 21, 2022, the Company entered into a new employment agreement with Mr. Craig. The new employment agreement with Mr. Craig was effective as of July 1, 2022 and would have expired on June 30, 2027. Under the new employment agreement, Mr. Craig was to continue to serve as the Chief Financial Officer and Treasurer of IEH and receive a base salary of $247,200 per annum and be eligible to receive an annual bonus for each fiscal year of employment based on performance targets and other key objectives established by the Compensation Committee of the Board of Directors of the Company. During the term of the agreement, Mr. Craig was also eligible to receive equity or performance awards pursuant to any long-term incentive compensation plan adopted by the Committee or the Board of Directors. Mr. Craig was also able to receive cash bonuses in the sole discretion of the Compensation Committee of the Board of Directors for each fiscal year of employment and based on performance targets and other key objectives established by the Compensation Committee. The new agreement further provided for the payment of severance pay and continued participation in health and welfare plans for up to 24 months in the case of termination without cause or a change of control of the company. Mr. Craig is subject to customary confidentiality and non-compete obligations that survive the termination of the agreement. Mr. Craig resigned his employment with the Company, effective May 17, 2023.

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

Cash Bonus Plan

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Board of Directors, contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. As of March 31, 2023 and 2022, the Company’s accrued bonus was $354,250 and $408,000, respectively. Bonus expense recorded for each of the years ended March 31, 2023 and 2022 was $82,901 and $402,000, respectively. The Company paid the bonus earned during the fiscal year ended March 31, 2023 of $354,250 in June 2023 and the bonus earned during the fiscal year ended March 31, 2022 of $137,750, in June 2022, respectively. During the fiscal year ended March 31, 2023, the Company determined that bonuses accrued for the senior leadership team for the fiscal year ended March 31, 2022 in the amount of $270,250 were reversed and not paid.

Stock Option Plans

On November 18, 2020, the Board of Directors approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) for submission to shareholders at the next Annual Meeting. On December 16, 2020, the Company’s stockholders approved the adoption of the 2020 Plan, which provides for options and restricted stock awards to purchase up to 750,000 shares of Common Stock to award in the future as employee incentive compensation to employees, management and directors of the Company.

Options granted to employees under the 2020 Plan may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not qualify (non-qualified stock options).

Under the 2020 Plan, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) shareholder, such exercise price shall be at least 110 percent (110%) of the fair market value or the Company’s common stock and the option must not be exercisable after the expiration of ten years from the day of the grant. The 2020 Plan also provides that holders of options that wish to pay for the exercise price of their options with shares of the Company’s common stock must have beneficially owned such stock for at least nine months prior to the exercise date.

Exercise prices of non-incentive stock options not may be less than the fair market value of the Company’s common stock. The aggregate fair market value of shares subject to options granted to a participants(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000.

Outstanding Equity Awards as of March 31, 2023

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of March 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
David Offerman	46,217	-	$6.00	7/1/2025
	225,000	-	$20.00	7/29/2029
William H. Craig(1)	50,000	-	$15.10	10/9/2030

(1)	William Craig resigned effective May 17, 2023. These options were forfeited by William Craig on August 15, 2023.

Non-Employee Director Equity Awards

The following table sets forth certain information regarding outstanding equity awards granted to our non-employee directors that remain outstanding as of March 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Allen Gottlieb	-	-	N/A	N/A
Gerald E. Chafetz	4,000	-	$6.00	7/1/2025
Eric C. Hugel	5,000	-	$5.30	8/15/2026
Sonia Marciano(1)	5,000	-	$5.30	8/15/2026
Michael E. Rosenfeld	5,000	-	$12.75	10/27/2028

(1)	Sonia Marciano resigned effective July 31, 2023. These options will be forfeited by Sonia Marciano on October 31, 2023.

Non-Employee Director Compensation

The following table sets forth the compensation (cash and equity) received by our non-employee directors during the fiscal year ended March 31, 2023.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Allen Gottlieb.	$10,000	$—	$10,000
Gerald E. Chafetz	12,500	—	12,500
Eric C. Hugel	12,500	—	12,500
Sonia Marciano.	10,000	—	10,000
Michael E. Rosenfeld	15,000	—	15,000

Through March 31, 2023, non-executive directors were compensated through an annual director fee of $5,000, payable quarterly. Each director also received an annual fee of $5,000 for service on each committee, payable quarterly. The chairman of each committee received an additional annual fee of $2,500, payable quarterly.

Effective after March 31, 2023, non-executive directors were compensated through an annual director fee of $10,000, payable quarterly. Each director shall also receive an annual fee of $5,000 for service on each committee, payable quarterly. The chairman of each committee shall receive an additional annual fee of $2,500, payable quarterly.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of October 6, 2023 with respect to: (i) the persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities; (ii) each Named Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of October 6, 2023, there were 2,370,251 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

The following table sets forth certain information regarding the ownership of our common stock as of October 6, 2023 by:

●	each person or entity known by us to be beneficial owners of more than five percent of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of October 6, 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o IEH Corporation, 140 58th Street, Brooklyn, NY 11220.

Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% Stockholders
David Offerman(1)	676,665	25.6%
Gail Offerman(2)	499,606	21.1%
Zeff Capital LP(3)	232,862	9.8%
Cove Street Capital, LLC (4)	136,349	5.8%
Directors and Named Executive Officers
David Offerman(1)	676,665	25.6%
Subrata Purkayastha(5)	10,000	*
Gerald E. Chafetz(6)	9,000	*
Allen Gottlieb(7)	5,000	*
Michael E. Rosenfeld(8)	10,000	*
Eric Hugel(9)	10,000	*
John P. Spiezio (elected as a Director effective August 1, 2023)(10)	5,000	*
All executive officers and directors as a group (7 persons)	725,665	27.0%

*	Denotes ownership percentage of less than 1%.

All shares set forth above are owned directly by the named individual unless otherwise stated.

(1)	Owns vested options to purchase 270,217 shares of common stock.
(2)	Based on a Form 4 dated September 21, 2021 filed by the reporting person. The address of the principal business office of each of the reporting persons is 27110 Grand Central Parkway, APT. 10-V, Floral Park, NY 11005.
(3)	Based on a Schedule 13G dated January 4, 2022 filed by the reporting person. The address of the principal business office of each of the reporting persons is 400 S. McCadden Pl., Los Angeles, CA 90020.
(4)	Based on a Schedule 13D dated May 16, 2023 filed by the reporting person. The address of the principal business office of each of the reporting persons is 525 South Douglas Street, Suite 225, El Segundo, California, 90245.
(5)	Owns vested options to purchase 10,000 shares of common stock.
(6)	Owns vested options to purchase 9,000 shares of common stock.
(7)	Owns vested options to purchase 5,000 shares of common stock.
(8)	Owns vested options to purchase 10,000 shares of common stock.
(9)	Owns vested options to purchase 10,000 shares of common stock.
(10)	Owns vested options to purchase 5,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information as of March 31, 2023, regarding shares of common stock that may be issued under the Company’s equity compensation plans (the “Equity Plan”). Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	467,217	$14.72	730,000
Equity compensation plans not approved by security holders	-	-	-
Total	467,217	$14.72	730,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the employment terms for its executive officers as described elsewhere in this Form 10-K, and as described below, there have been no related party transactions that are required to be disclosed pursuant to Item 404. Messrs. Gottlieb, Chafetz, Hugel, Rosenfeld, Spiezio, and Ms. Marciano are deemed independent directors of the Company pursuant to the SEC rules and regulations.

Item 14.	Principal Accountant Fees and Services

On June 29, 2023, the Board of Directors engaged Marcum LLP (“Marcum LLP”) (PCAOB ID: 688) as the independent auditor of IEH for the fiscal year ended March 31, 2023.

Audit Fees. During the fiscal years ended March 31, 2023 and 2022, IEH audit fees were $386,000 and $142,500 to Marcum LLP for fees related to the audit of its financial statements, respectively.

Audit Related Fees. During the fiscal years ended March 31, 2023 and 2022, respectively, $0 and $0 were paid.

Tax Fees. During the fiscal years ended March 31, 2023 and 2022, $10,558 and $8,250 were paid for tax related services, respectively.

All Other Fees. During the fiscal years ended March 31, 2023 and 2022, respectively, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by Marcum LLP and the fees paid to it for such services during the fiscal years ended March 31, 2023 and 2022, have not compromised the independence of Marcum LLP and has been approved by the Audit Committee.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1(†)	2011 Equity Incentive Plan (filed as Exhibit A to definitive Proxy Statement dated August 31, 2011).

10.2(†)	2020 Equity Stock Based Compensation Plan (filed as Annex A to definitive Proxy Statement dated November 23, 2020).

10.3(†)	Employment Agreement between the Company and David Offerman, dated as of July 31, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

10.4(†)	Employment Agreement between the Company and William H. Craig dated as of September 21, 2022 and effective as of July 1, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2022).

21*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

None.

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, IEH Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: October 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	October 6, 2023
David Offerman,
Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and President

/s/ Subrata Purkayastha	October 6, 2023
Subrata Purkayastha,
Interim Chief Financial Officer (Principal Financial Officer)

/s/ Allen Gottlieb	October 6, 2023
Allen Gottlieb, Director

/s/ Gerald E. Chafetz	October 6, 2023
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	October 6, 2023
Eric C. Hugel, Director

/s/ Michael E. Rosenfeld	October 6, 2023
Michael E. Rosenfeld, Director

/s/ John P. Spiezio	October 6, 2023
John P. Spiezio, Director

IEH CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

IEH Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IEH Corporation (the “Company”) as of March 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

To address the matter, it involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our procedures related to the valuation of inventory included, among others:

●	We obtained an understanding and evaluated the design of the internal controls over management’s valuation of inventory.

●	We evaluated the significant assumptions stated above and the completeness and accuracy of the underlying data used in management’s costing and valuation.

●	We obtained from management the master schedule of inventory values with adjustments from raw materials, work in process, and finished goods; the schedule for calculation of manufacturing overhead; and the analysis of inventory reserve.

-	We assessed the qualifications and competence of management; and

-	We evaluated the methodologies used to determine the reasonableness and accuracy of adjustments, overhead rates, and allowance for obsolete inventory.

●	We tested the pricing used to determine the average costs of raw materials and supplies, the net realizable value of finished goods and work in process, and the estimates of which materials may be obsolete.

●	We assessed the reasonableness of the schedules of management’s estimates by inquiring with management to understand the analysis of inventoried raw material parts as applied to quantities and costs for each of the periods presented.

●	We evaluated management’s provision for slow-moving and obsolete inventory calculation, by reviewing inputs, including historical sales activity versus on-hand inventory levels, we reviewed current selling prices versus current cost.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY

October 6, 2023

IEH CORPORATION

BALANCE SHEETS

	As of March 31,
	2023	2022
Assets
Current assets:
Cash	$8,344,706	$12,675,271
Accounts receivable	2,985,936	3,039,468
Inventories	9,446,392	9,728,387
Corporate income taxes receivable	1,723,473	2,096,480
Prepaid expenses and other current assets	96,783	112,173
Total current assets	22,597,290	27,651,779

Non-current assets:
Property, plant and equipment, net	3,865,066	4,354,111
Operating lease right-of-use assets	2,661,779	2,980,820
Deferred income tax assets, net	-	806,380
Security deposit	75,756	75,756
Total assets	$29,199,891	$35,868,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,054,078	$808,631
Customer advance payments	20,639	97,885
Operating lease liabilities	317,334	285,275
Other current liabilities	902,149	951,106
Total current liabilities	2,294,200	2,142,897

Operating lease liabilities, non-current	2,589,121	2,906,455
Total liabilities	4,883,321	5,049,352

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,370,251 shares issued and outstanding at March 31, 2023 and March 31, 2022	23,703	23,703
Additional paid-in capital	7,566,324	7,566,324
Retained earnings	16,726,543	23,229,467
Total Stockholders’ Equity	24,316,570	30,819,494
Total Liabilities and Stockholders’ Equity	$29,199,891	$35,868,846

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended March 31,
	2023	2022

Revenue	$19,136,890	$24,265,589

Costs and expenses:
Cost of products sold	18,395,865	19,328,249
Selling, general and administrative	5,519,278	5,039,072
Depreciation and amortization	1,034,559	837,201
Total operating expenses	24,949,702	25,204,522

Operating loss	(5,812,812)	(938,933)

Other income (expense):
Other income (for fiscal year ended March 31, 2022, consists principally of $2,103,885 debt forgiveness income from the forgiveness of the PPP Loan, see Note 5)	85,231	2,214,030
Interest income (expense), net	31,037	391
Total other income (expense), net	116,268	2,214,421

(Loss) income before (provision for) benefit from income taxes	(5,696,544)	1,275,488
(Provision for) benefit from income taxes	(806,380)	162,646
Net (loss) income	$(6,502,924)	$1,438,134

(Net loss) earnings per common share:
Basic	$(2.74)	$0.61
Diluted	$(2.74)	$0.59

Weighted-average number of common and common equivalent shares (in thousands):
Basic	2,370	2,370
Diluted	2,370	2,448

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances at March 31, 2021	2,370,251	$23,703	$7,183,241	$21,791,333	$28,998,277

Stock-based compensation expense	-	-	383,083	-	383,083
Net income	-	-	-	1,438,134	1,438,134

Balances at March 31, 2022	2,370,251	$23,703	$7,566,324	$23,229,467	$30,819,494

Net loss	-	-	-	(6,502,924)	(6,502,924)

Balances at March 31, 2023	2,370,251	$23,703	$7,566,324	$16,726,543	$24,316,570

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(6,502,924)	$1,438,134
Adjustments to reconcile net (loss) income to
Net cash (used in) provided by operating activities:
Depreciation and amortization	1,034,559	837,201
Stock-based compensation expense	-	383,083
Inventory obsolescence provision	222,000	(14,000)
Deferred income taxes, net	806,380	(164,427)
Operating lease right-of-use assets	502,876	484,359
Gain on forgiveness of PPP loan	-	(2,103,885)

Changes in assets and liabilities:
Accounts receivable	53,532	2,607,255
Inventories	59,995	(412,590)
Corporate income taxes receivable	373,007	(1,561,384)
Prepaid expenses and other current assets	15,390	27,227
Accounts payable	245,447	189,577
Customer advance payments	(77,246)	59,224
Operating lease liabilities	(469,110)	(367,008)
Other current liabilities	(48,957)	11,727
Net cash (used in) provided by operating activities	(3,785,051)	1,414,493

Cash flows from investing activities:
Acquisition of property, plant and equipment	(545,514)	(2,646,764)
Net cash used in investing activities	(545,514)	(2,646,764)

Net decrease in cash	(4,330,565)	(1,232,271)
Cash - beginning of fiscal year	12,675,271	13,907,542
Cash - end of fiscal year	$8,344,706	$12,675,271

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$110
Income Taxes	$7,804	$1,274,539

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION
Notes to Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

Overview:

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began in New York, New York in 1941. IEH was incorporated in March, 1943.

The Company designs and manufactures HYPERBOLOID connectors that not only accommodate, but exceed military and aerospace specification standards.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition, continued

The Company’s disaggregated revenue by geographical location is as follows:

	For the Fiscal Years Ended March 31,
	2023	2022
Domestic	$16,297,959	$18,480,329
International	2,838,931	5,785,260
Total	$19,136,890	$24,265,589

Approximately 39.8% and 68.2% of the international net revenues for fiscal years ended March 31, 2023 and 2022, respectively, represent sales to customers located in China.

The Company’s the aggregated revenue by industry as a percentage of total revenue is provided below:

	For the Fiscal Years Ended March 31,
	2023	2022
Industry	%	%
Defense	56.3	59.1
Commercial Aerospace	25.7	14.7
Space	9.4	17.7
Other	8.6	8.5

Inventories:

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $433,000 and $211,000 as of March 31, 2023 and 2022, respectively, and was reflected as a reduction of inventory.

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

At times, the Company’s cash in banks was in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any loss as a result of these deposits.

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

(Net Loss) Earnings Per Share:

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” earnings per share. Basic (loss) earnings per common share are computed by dividing net (loss) income by the weighted average number of common shares outstanding for the fiscal year. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive).

Basic and diluted (net loss) earnings per share is calculated as follows:

	For the Fiscal Years Ended March 31,
	2023	2022

Net (loss) income	$(6,502,924)	$1,438,134

(Net loss) earnings per common share:
Basic	$(2.74)	$0.61

Diluted	$(2.74)	$0.59

Weighted average number of common shares outstanding-basic (in-thousands)	2,370	2,370

Dilutive effect of options to the extent that that such options are determined to be in the money for the period (in thousands)	-	78
Weighted average number of common shares outstanding-fully diluted (in thousands)	2,370	2,448

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted (net loss) earnings per share because the effect of their inclusion would have been anti-dilutive.

	For the Fiscal Years Ended March 31,
	2023	2022

Potentially dilutive options to purchase common shares	467,217	330,000

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Segment Information:

The Company identifies its operating segments in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”). Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a combined basis for the purposes of allocating resources. Accordingly, the Company has determined it operates and manages its business in a single reportable operating segment.

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, “Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no long-lived asset impairments recognized by the Company for the fiscal years ended March 31, 2023 and 2022, respectively.

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

The Company determined the fair value of the stock option grants based upon the assumptions as provided below. There were no stock options granted during the fiscal year ended March 31, 2023.

	For the Fiscal Years Ended March 31,
	2023	2022
Weighted Average Stock Price	$-	$15.18
Expected life (in years)	-	5
Expected volatility	-%	55%
Dividend yield	-%	0%
Risk-Free interest rate, per annum	-%	1.4%

Recent Accounting Standards:

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

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

IEH CORPORATION
Notes to Financial Statements

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of March 31,
	2023	2022
Raw materials	$8,332,522	$7,875,015
Work in progress	1,048,097	1,505,614
Finished goods	498,773	558,758
Allowance for obsolete inventory	(433,000)	(211,000)
	$9,446,392	$9,728,387

Note 4	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	As of March 31,
	2023	2022
Computers	$639,204	$572,423
Leasehold improvements	2,922,521	2,784,674
Machinery and equipment	7,989,915	7,909,982
Tools and dies	5,286,624	5,030,650
Furniture and fixtures	357,352	352,372
Website development cost	9,785	9,785
	$17,205,401	$16,659,886

Less: accumulated depreciation and amortization	(13,340,335)	(12,305,775)
Property, Plant and Equipment, net	$3,865,066	$4,354,111

Depreciation and amortization expense for the fiscal years ended March 31, 2023 and 2022 was $1,034,559 and $837,201, respectively.

Note 5	PPP LOAN AND NOTE:

On April 13, 2020, the Company entered into an unsecured note evidencing an unsecured loan (“PPP Loan”) in the principal amount of $2,103,885 pursuant to the Payment Protection Program (“PPP”) under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”).

On April 21, 2021, the Company received notice that the PPP Loan was forgiven. The Company recorded the forgiveness of the principal balance of $2,103,885 as debt forgiveness income in the quarter ended June 30, 2021.

IEH CORPORATION
Notes to Financial Statements

Note 6	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of March 31,
	2023	2022
Payroll and vacation accruals	$788,136	$871,117
Sales commissions	58,685	48,681
Other current liabilities	55,328	31,308
	$902,149	$951,106

Note 7	LEASES:

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

Balance sheet information related to our leases is presented below:

		As of March 31,
	Balance Sheet Location	2023	2022
Operating leases:

Right-of-use assets	Operating lease right-of-use assets	$2,661,779	$2,980,820

Right-of-use liability, current	Operating lease liabilities	$317,334	$285,275

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$2,589,121	$2,906,455

The lease expense for the fiscal years ended March 31, 2023 and 2022 was $550,904 and $573,125, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on the leases is $3,581,583 as of March 31, 2023.

IEH CORPORATION
Notes to Financial Statements

Note 7	LEASES (continued):

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of March 31,
	2023	2022
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	6.8	7.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s balance sheet as of March 31, 2023 was as follows:

For the fiscal year ended March 31:	Operating Lease Payments
2024	$483,184
2025	497,684
2026	519,036
2027	547,460
2028	563,891
Thereafter	970,328
Total gross operating lease payments	3,581,583
Less: imputed interest	(675,128)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,906,455

IEH CORPORATION
Notes to Financial Statements

Note 8	INCOME TAXES:

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

The provision (benefit) for income taxes consists of the following:

	For the Fiscal Years Ended March 31,
	2023	2022

Current:
Federal	$-	$-
State and local	-	-
Total current tax provision	-	-

Deferred:
Federal	755,981	(150,204)
State and local	50,399	(12,442)
Total deferred tax expense (benefit)	806,380	(162,646)

Total provision (benefit)	$806,380	$(162,646)

IEH CORPORATION
Notes to Financial Statements

Note 8	INCOME TAXES (Continued):

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of March 31,
	2023	2022
Deferred tax assets:
Net operating loss	$1,556,081	$424,263
Operating right-of-use liability	624,914	714,947
Stock options	798,083	883,522
Accrued expenses	18,045	67,146
Inventory	189,282	150,460
Total deferred tax assets	3,186,405	2,240,338
Valuation allowance	(2,049,283)	-
Deferred tax assets, net of valuation allowance	1,137,122	2,240,338

Deferred tax liabilities:
Depreciation	564,816	766,255
Operating lease right-of-use assets	572,306	667,703
Total deferred tax liabilities	1,137,122	1,433,958

Deferred tax assets (liability), net	$-	$806,380

IEH CORPORATION
Notes to Financial Statements

Note 8	INCOME TAXES (Continued):

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income before provision for income taxes is as follows:

	For the Fiscal Years Ended March 31,
	2023	2022

U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.5%	1.4%
Stock-based compensation	(0.4)%	1.6%
Other	0.3%	0.2%
Debt forgiveness income of the PPP Note- not subject to income tax	-%	(36.9)%
True-up of tax provision	0.4%	-%
Valuation allowance	(36.0)%	-%
Effective tax rate	(14.2)%	(12.7)%

During the fiscal year ended March 29, 2019, the Company received a remittance of $460,442 from the Internal Revenue Service. The remittance did not indicate the basis for the payment. The Company has reported this payment as a current liability in the accompanying financial statements until such time that the basis for this remittance can be determined.

For the year ended March 31, 2023, the Company’s effective tax rate was (14.2)%, which consisted principally of a federal rate of 21%, and the Company’s estimate of state taxes, net of federal benefit, of 0.5%, offset by a charge of (36.0)% for the establishment of a full valuation allowance for the Company’s deferred tax assets at March 31, 2023.

For the year ended March 31, 2022, the Company’s effective tax rate was (12.7)%, which consisted principally of a federal rate of 21%, and the Company’s estimate of state taxes, net of federal benefit, of 1.4%, offset by the impact of a gain on the forgiveness of debt that was not subject to income tax.

As of March 31, 2023, for U.S. federal and state income tax reporting purposes, the Company has approximately $7,237,000 of unused net operating losses (“NOLs”) available for carry forward to future years. As a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”), for U.S. income tax purposes, NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely to offset future taxable income. The total amount of the Federal NOL as of March 31, 2023, may be carried forward indefinitely. The state and city NOLs may generally be carried forward for twenty years and may be applied against future taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur if the Company issues additional shares of common stock.

The Company remains subject to examination by tax authorities for fiscal tax years ended March 31, 2020 and later.

Based upon the Company’s recent taxable losses, the Company performed an analysis and determined that it was necessary to establish a valuation reserve with respect to its net deferred income tax assets as of and for the fiscal year ended March 31, 2023.

As of March 31, 2023, management does not believe that the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

IEH CORPORATION
Notes to Financial Statements

Note 9	EQUITY INCENTIVE PLANS:

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

Under the Plans, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) or greater stockholders, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company’s common stock and the option must not be exercisable after the expiration of ten years from the day of the grant. The Plans also provide that holders of options that wish to pay for the exercise price of their options with shares of the Company’s common stock must have beneficially owned such stock for at least six months prior to the exercise date.

Exercise prices of non-incentive stock options may not be less than the fair market value of the Company’s common stock.

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000.

IEH CORPORATION
Notes to Financial Statements

Note 9	EQUITY INCENTIVE PLANS (Continued):

Stock-based compensation expense

Stock-based compensation expense is recorded in general and administrative expenses included in the statement of operations. For the fiscal years ended March 31, 2023 and 2022, stock-based compensation expense was $0 and $383,083, respectively.

As of March 31, 2023 there was no unrecognized compensation expense related to unamortized stock options.

Stock option activity

The following table provides the stock option activity:

	Shares	Weighted Avg. Grant Date Fair Value	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of March 31, 2022	482,217	$7.91	$14.69	6.56	$865
Granted	-	-	-
Exercised	-	-	-
Forfeited or Expired	(15,000)	6.76	13.70
Balance as of March 31, 2023	467,217	$7.94	$14.72	5.51	$105
Exercisable as of March 31, 2023	467,217	$7.94	$14.72	5.51	$105

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Board of Directors, contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. As of March 31, 2023 and 2022, the Company’s accrued bonus was $354,250 and $408,000, respectively. Bonus expense recorded for each of the years ended March 31, 2023 and 2022 was $82,901 and $402,000, respectively. The Company paid bonus earned during the fiscal year ended March 31, 2023 of $354,250 in June 2023 and the bonus earned during the fiscal year ended March 31, 2022 of $137,750 in June 2022, respectively.

IEH CORPORATION
Notes to Financial Statements

Note 11	COMMITMENTS AND CONTINGENCIES:

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

The rental expense for the fiscal years ended March 31, 2023 and 2022, was $550,904 and $573,125, respectively.

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

Based upon the Multi-Employer Plan’s consulting actuary, the actuarial certification of plan status for the years ended December 31, 2023 (preliminary assessment) and December 31, 2022 is neither endangered nor critical under the Pension Protection Act of 2006. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $52,815 and $56,791 for the fiscal years ended March 31, 2023 and 2022, respectively. For the plan years ended December, 31, 2022 and 2021 respectively, the Company was listed in the United Auto Workers of America, Local 259 as providing less than 5% of the total contributions for the plan. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

IEH CORPORATION
Notes to Financial Statements

Note 12	CONCENTRATIONS:

During the fiscal year ended March 31, 2023, no customers accounted for greater than 10% of the Company’s net sales.

During the fiscal year ended March 31, 2022, three customers accounted for 37.1% of the Company’s net sales, each represented 12.5%, 12.3% and 12.3%, respectively.

As of March 31, 2023, three customers accounted for 44.5% of accounts receivable, each represented 23.2%, 11.0% and 10.3%, respectively.

As of March 31, 2022, one customer accounted for 15.0% of accounts receivable.

During the fiscal years ended March 31, 2023 and 2022, one vendor accounted for 10.0% and 10.3% of the Company’s purchases, respectively.

As of March 31, 2023 and 2022 one vendor accounted for 20.9% and two vendors accounted for 21.4% of accounts payable, respectively.

