Form 10-Q
period 2023-06-30
IEH Corp
filed 2023-11-30
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of November 30, 2023, the registrant had 2,380,251 shares of its common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report on Form 10-Q, and as set forth in Part I, Item 1A, Risk Factors, of our Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on October 6, 2023, and may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; accounting estimates and assumptions; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to successfully prevent our registration with the SEC from being suspended or revoked and to timely file our SEC reports; our ability to operate our accounting system and material weaknesses identified in connection with our migration to such accounting system; our ability to protect intellectual property; our ability to integrate our satellite facility into our operations; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statements. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and

●	other risks, including those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	June 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$6,939,727	$8,344,706
Accounts receivable	2,945,986	2,985,936
Inventories	9,483,885	9,446,392
Corporate income taxes receivable	1,493,894	1,723,473
Prepaid expenses and other current assets	106,871	96,783
Total current assets	20,970,363	22,597,290

Non-current assets:
Property, plant and equipment, net	3,678,143	3,865,066
Operating lease right-of-use assets	2,579,279	2,661,779
Security deposit	75,756	75,756
Total assets	$27,303,541	$29,199,891

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$768,717	$1,054,078
Customer advance payments	44,169	20,639
Operating lease liabilities	325,707	317,334
Other current liabilities	529,777	902,149
Total current liabilities	1,668,370	2,294,200

Non-current liabilities:
Operating lease liabilities, non-current	2,504,903	2,589,121
Total liabilities	4,173,273	4,883,321

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,370,251 shares issued and outstanding at June 30, 2023 and March 31, 2023	23,703	23,703
Additional paid-in capital	7,695,924	7,566,324
Retained earnings	15,410,641	16,726,543
Total Stockholders’ Equity	23,130,268	24,316,570
Total Liabilities and Stockholders’ Equity	$27,303,541	$29,199,891

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2023	2022

Revenue	$4,679,845	$4,078,584

Costs and expenses:
Cost of products sold	4,241,432	4,918,939
Selling, general and administrative	1,557,569	1,009,007
Depreciation and amortization	215,236	248,483
Total operating expenses	6,014,237	6,176,429

Operating loss	(1,334,392)	(2,097,845)

Other income (expense):
Other income	-	76
Interest income (expense), net	18,490	373
Total other income (expense), net	18,490	449

Loss before provision for income taxes	(1,315,902)	(2,097,396)
Provision for income taxes	-	(806,380)
Net loss	$(1,315,902)	$(2,903,776)

Net loss per common share:
Basic	$(0.56)	$(1.23)
Diluted	$(0.56)	$(1.23)

Weighted-average number of common and common equivalent shares (in thousands):
Basic	2,370	2,370
Diluted	2,370	2,370

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at March 31, 2022	2,370,251	$23,703	$7,566,324	$23,229,467	$30,819,494

Net loss	-	-	-	(2,903,776)	(2,903,776)

Balance at June 30, 2022	2,370,251	$23,703	$7,566,324	$20,325,691	$27,915,718

Balance at March 31, 2023	2,370,251	$23,703	$7,566,324	$16,726,543	$24,316,570

Stock-based compensation	-	-	129,600	-	129,600

Net loss	-	-	-	(1,315,902)	(1,315,902)

Balance at June 30, 2023	2,370,251	$23,703	$7,695,924	$15,410,641	$23,130,268

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,315,902)	$(2,903,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215,236	248,483
Stock-based compensation	129,600	-
Inventory obsolescence provision	54,000	60,000
Deferred income taxes, net	-	806,380
Operating lease right-of-use assets	125,719	125,719

Changes in assets and liabilities:
Accounts receivable	39,950	645,733
Inventories	(91,493)	212,807
Corporate income taxes receivable	229,579	47,050
Prepaid expenses and other current assets	(10,088)	(143,743)
Accounts payable	(285,361)	(138,888)
Customer advance payments	23,530	(88,276)
Operating lease liabilities	(119,064)	(115,596)
Other current liabilities	(372,372)	88,862
Net cash used in operating activities	(1,376,666)	(1,155,245)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(28,313)	(57,136)
Net cash used in investing activities	(28,313)	(57,136)

Net decrease in cash	(1,404,979)	(1,212,381)
Cash - beginning of period	8,344,706	12,675,271
Cash - end of period	$6,939,727	$11,462,890

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28	$7
Income taxes	$2,251	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

Overview

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began in New York, New York in 1941. IEH was incorporated in New York in March, 1943.

The Company designs and manufactures HYPERBOLOID connectors that not only accommodate, but exceed military and aerospace specification standards.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of June 30, 2023 and for the three months ended June 30, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the March 31, 2023 audited financial statements and notes included in the Annual Report on Form 10-K filed with the SEC on October 6, 2023. The March 31, 2023 balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended June 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2024 or any other interim period or future year or period.

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

The Company will accept a return of defective products within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will provide a replacement at its own cost. Historically, returns and repairs have not been material.

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended June 30,
	2023	2022
Domestic	$4,243,431	$3,012,794
International	436,414	1,065,790
Total	$4,679,845	$4,078,584

Approximately 11.5% and 64.7% of the international net sales for the three months ended June 30, 2023 and 2022, respectively represent sales to customers located in China.

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended June 30,
	2023	2022
Industry	%	%
Defense	60.8	55.9
Commercial Aerospace	20.2	20.4
Space	12.9	17.0
Other	6.1	6.7
	100.0	100.0

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $487,000 and $433,000 as of June 30, 2023 and March 31, 2023, respectively, and was reflected as a reduction of inventory.

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

Net Loss Per Share

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” earnings per share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) for the reporting period.

Basic and diluted net loss per common share is calculated as follows:

	For the Three Months Ended June 30,
	2023	2022
Net loss	$(1,315,902)	$(2,903,776)

Net loss per common share, basic and diluted	$(0.56)	$(1.23)

Weighted average number of common shares outstanding- basic and fully diluted (in thousands)	2,370	2,370

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,
	2023	2022
Potentially dilutive options to purchase common shares	507,217	472,217

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. The Company utilizes estimates with respect to determining the useful lives of fixed assets, the fair value of stock-based instruments, an incremental borrowing rate for determining for its leases the present value of lease payments, the calculation of inventory obsolescence, as well as determining the amount of the valuation allowance for deferred income tax assets, net. Actual amounts could differ from those estimates.

Segment Information

The Company identifies its operating segments in accordance with ASC 280, Segment Reporting (“ASC 280”). Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a combined basis for the purposes of allocating resources. Accordingly, the Company has determined it operates and manages its business as a single reportable operating segment.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Depreciation and Amortization

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended June 30, 2023 and 2022 was $215,236 and $248,483 respectively.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19 and ASU 2020-02. ASU 2016-13 introduces a new model for assessing impairment on most financial assets. Entities will be required to use a forward-looking expected loss model, which will replace the current incurred loss model, which will result in earlier recognition of allowance for losses. ASU 2016-13 was adopted by the Company on April 1, 2023, which is the beginning of the first interim period of the fiscal year ended March 31, 2024. The Company has evaluated the impact of the adoption of ASU 2016-13, and related updates, and has determined that the impact was not material to its financial statements and disclosures.

The Company has evaluated other recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of
	June 30, 2023	March 31, 2023
Raw materials	$8,234,110	$8,332,522
Work in progress	1,300,998	1,048,097
Finished goods	435,777	498,773
Allowance for obsolete inventory	(487,000)	(433,000)
	$9,483,885	$9,446,392

Note 4	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	June 30,	March 31,
	2023	2023
Payroll and vacation accruals	$414,896	$788,136
Sales commissions	51,858	58,685
Other current liabilities	63,023	55,328
	$529,777	$902,149

Note 5	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

Condensed balance sheet information related to our leases is presented below:

		As of
	Condensed Balance Sheet Location	June 30, 2023	March 31, 2023
Operating leases:

Right-of-use assets	Operating lease right-of-use assets	$2,579,279	$2,661,779

Right-of-use liability, current	Operating lease liabilities, current	$325,707	$317,334

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$2,504,903	$2,589,121

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 5	LEASES (Continued):

The lease expense for the three months ended June 30, 2023 and 2022 was $140,307 and $138,722, respectively, which was included in cost of products sold on the Company’s condensed statement of operations. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on these leases is $3,462,518 as of June 30, 2023.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	June 30,	March 31,
	2023	2023
Other information:
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	6.6	6.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of June 30, 2023 was as follows:

For the years ended March 31:	Operating Lease Payments
(Nine months ending) March 31, 2024	$364,119
2025	497,684
2026	519,036
2027	547,460
2028	563,891
Thereafter	970,328
Total gross operating lease payments	3,462,518
Less: imputed interest	(631,908)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,830,610

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 6	INCOME TAXES:

The effective income tax rates for the three months ended June 30, 2023 and 2022 were a provision of 0% on a loss before provision for income taxes of $1,315,902 and a provision of 38.4% on a loss before provision for income taxes of $2,097,396, respectively. The provision for income taxes of $0 for the three months ended June 30, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes of $806,380 for the three months ended June 30, 2022 represents a charge to record a full valuation allowance of the Company’s deferred income tax assets, net as of April 1, 2022.

Note 7	EQUITY INCENTIVE PLANS:

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

2020 Equity Incentive Plan

On November 18, 2020, the Board of Directors approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) for submission to stockholders at the next annual meeting. On December 16, 2020, the Company’s stockholders approved the adoption of the 2020 Plan, which provides for options and restricted stock awards to purchase up to 750,000 shares of common stock to award in the future as incentive compensation to employees, management and directors of the Company.

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

Exercise prices of stock options may not be less than the fair market value of the Company’s common stock on the grant date.

The aggregate fair market value of shares subject to options granted to a participant(s), which are designated as incentive stock options, and which become exercisable in any calendar year, shall not exceed $100,000.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 7	EQUITY INCENTIVE PLANS (Continued):

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended June 30, 2023 and 2022, stock-based compensation expense was $129,600 and $0, respectively.

As of June 30, 2023 there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

There were no options granted during the three months ended June 30, 2022.

The following table provides the stock option activity:

	Shares	Weighted Avg. Grant Date Fair Value	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 1, 2023	467,217	$7.94	$14.72	5.51	$105
Granted	40,000	3.24	6.10
Exercised	-	-	-
Forfeited or expired	-	-	-
Balance as of June 30, 2023	507,217	$7.57	$14.04	5.63	$210
Exercisable as of June 30, 2023	507,217	$7.57	$14.04	5.63	$210

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in-the-money options on those dates.

Note 8	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Compensation Committee of the Board of Directors or the full Board of Directors, the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such applicable fiscal year. As of June 30, 2023 and March 31, 2023, the Company’s accrued bonus was $100,181 and $354,250, respectively. Bonus expense recorded for each of the three months ended June 30, 2023 and 2022 was $100,500.

IEH CORPORATION

Notes to Unaudited Condensed Financial Statements

Note 9	COMMITMENTS AND CONTINGENCIES:

The Company maintains its operations in facilities located in both New York and Pennsylvania.

On December 1, 2020, the Company entered into a 120 month extension of its lease agreement for an industrial building in Brooklyn, NY, expiring December 1, 2030. Monthly rent at inception was $20,400, and thereafter, such monthly rent escalates annually to a monthly rent of $28,426 for the final year of the lease term. The Company maintains a security deposit of $40,800, which is included in other assets on the accompanying condensed balance sheet.

On January 29, 2021, the Company entered into an 87 month lease agreement for an industrial building in Allentown, Pennsylvania, expiring March 30, 2028. Monthly rent at inception was $18,046, and thereafter such monthly rent escalates annually to a monthly rent of $20,920 for the final year of the lease term. The Company maintains a security deposit of $35,040, which is included in other assets on the accompanying condensed balance sheet.

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

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $14,790 and $9,528 for the three months ended June 30, 2023 and 2022, respectively, and were reflected within cost of products sold included in the condensed statements of operations.

Note 10	CONCENTRATIONS:

During the three months ended June 30, 2023 and June 30, 2022, one customer accounted for 12% and 10.8%, respectively, of the Company’s net sales.

As of June 30, 2023, no customer accounted for 10% or more of accounts receivable. As of March 31, 2023, three customers accounted for 44.5% of accounts receivable, each represented 23.2%, 11.0% and 10.3%, respectively.

During the three months ended June 30, 2023, two vendors accounted for 23.4% of the Company’s purchases, each represented 12.7% and 10.7%, respectively. During the three months ended June 30, 2022, one vendor accounted for 15.4% of the Company’s purchases.

As of June 30, 2023 and March 31, 2023, two vendors accounted for 22.1% of accounts payable and one vendor accounted for 20.9% of accounts payable, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this report, which are not historical facts, may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The words “anticipate,” “believe”, “estimate”, “expect,” “objective,” and think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the performance of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw materials and parts, domestic economic conditions including inflation and interest rates, foreign economic conditions, including currency rate fluctuations and geopolitical uncertainty.

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

Our customers consist of Original Equipment Manufacturers (“OEMs”) and distributors who resell our products to OEMs. We sell our products directly and through 22 independent sales representatives and distributors located in all regions of the United States, Canada, the European Union, Southeast Asia, Central Asia and the Middle East.

The customers we service are in the Defense, Aerospace, Space, Medical, Oil and Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military Qualified Product Listing (“QPL”) MIL-DTL-55302 and supply customer requested modifications to this specification.

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended June 30,
	2023	2022
Industry	%	%
Defense	60.8	55.9
Commercial Aerospace	20.2	20.4
Space	12.9	17.0
Other	6.1	6.7
	100.0	100.0

Financial Overview

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, valuation of inventories, accounting for income taxes and stock-based compensation expense. Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. It is important that the discussion of our operating results that follow be read in conjunction with these critical accounting policies which have been disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC on October 6, 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	For the Three-Months Ended June 30,		Period-to-Period
	2023	2022	Change

Revenue	$4,679,845	$4,078,584	$601,261

Costs and expenses:
Cost of products sold	4,241,432	4,918,939	(677,507)
Selling, general and administrative	1,557,569	1,009,007	548,562
Depreciation and amortization	215,236	248,483	(33,247)
Total operating expenses	6,014,237	6,176,429	(162,192)
Operating loss	(1,334,392)	(2,097,845)	763,453
Other income (expense):
Other income	-	76	(76)
Interest income (expense), net	18,490	373	18,117
Total other income (expense), net	18,490	449	18,041

Loss before provision for income taxes	(1,315,902)	(2,097,396)	781,494
Provision for income taxes	-	(806,380)	806,380
Net loss	$(1,315,902)	$(2,903,776)	$1,587,874

Revenue for the three months ended June 30, 2023 was $4,679,845, reflecting an increase of $601,261, or 14.7%, as compared to $4,078,584 for the three months ended June 30, 2022.

The increase in revenue for the period was principally on account of an increase in orders from our defense customers. Our defense revenues have benefitted from increased defense related spending on programs in which we participate. Our quarter over quarter commercial aerospace revenues have grown steadily, consistent with the post COVID-19 return of consumer aviation traffic. Our increase in commercial aerospace revenues offset quarter over quarter softness in revenues from our space customers.

Cost of products sold for the three months ended June 30, 2023 was $4,241,432, reflecting a decrease of $677,507, or 13.8% as compared to $4,918,939 for the three months ended June 30, 2022. The decrease in our cost of products sold is attributable to a combination of improved margins due to changes in product mix and greater absorption of production costs into inventory, driven by increases in production volume.

Selling, general and administrative expenses for the three months ended June 30, 2023 was $1,557,569, reflecting an increase of $548,562, or 54.4%, as compared to $1,009,007 for the three months ended June 30, 2022. The increase was primarily due to increased consulting and legal fees incurred in connection with bringing our public filings current.

Depreciation and amortization for the three months ended June 30, 2023 was $215,236, reflecting a decrease of $33,247, or 13.4%, as compared to $248,483 for the three months ended June 30, 2022. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets.

Total other income (expense) for the three months ended June 30, 2023 was income of $18,490, reflecting an increase of $18,041, as compared to income of $449 for the three months ended June 30, 2022. The increase was principally attributable to interest earned on our cash balances.

Provision for income taxes was $0 and $806,380 for the three months ended June 30, 2023 and 2022. The provision for income taxes of $0 for the three months ended June 30, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on our deferred tax assets.  The tax provision for the three months ended June 30, 2022 of $806,380 represents a charge to record a full valuation allowance of our deferred income tax assets, net as of April 1, 2022.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the three months ended June 30, 2023, our primary sources of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and interest rates, and the conflicts in Eastern Europe and in the Middle East have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of June 30, 2023 and March 31, 2023, the Company’s cash on hand was $6,939,727 and $8,344,706, respectively. The Company recorded a net loss of $1,315,902 and $2,903,776 for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and March 31, 2023, the Company had working capital of $19,301,993 and $20,303,090 and stockholders’ equity of $23,130,268 and $24,316,570, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table summarizes our sources and uses of cash for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		Period-to-Period
	2023	2022	Change
Cash flows used in:
Operating activities	$(1,376,666)	$(1,155,245)	$(221,421)
Investing activities	(28,313)	(57,136)	28,823
Decrease in cash	$(1,404,979)	$(1,212,381	$(192,598)

Net cash used in operating activities was $1,376,666 for the three months ended June 30, 2023, compared to $1,155,245 for the three months ended June 30, 2022. The period over period increase in use of cash of $221,421 was primarily attributable to an increase in the payment of the accrued cash bonus during the current period.

Net cash used in investing activities was $28,313 for the three months ended June 30, 2023, a decrease of $28,823, as compared to a use of $57,136 for the three months ended June 30, 2022. The decrease in cash used in investing activities during the three months ended June 30, 2023 was principally due to decreases in purchase of property and equipment.

There were no financing activities during the three months ended June 30, 2023 or 2022.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $13,837,000 at June 30, 2023 as compared to approximately $9,537,000 at June 30, 2022. The orders in backlog at June 30, 2023 are expected to ship over the next twelve months depending on customer requirements and product availability.

Inflation

In the opinion of management, inflation has continued to impact the costs of our operations and depending upon the current duration and degree of higher inflation levels, is expected to have an impact upon our operations in the future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

As of June 30, 2023, the following material weaknesses were identified:

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 30, 2023 which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors previously disclosed in our Exchange Act Reports.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on Annual Report on Form 10-K for the fiscal year ended March 31, 2022 on June 22, 2023).

10.1(†)*	Employment Agreement between the Company and Subrata Purkayastha dated as of June 1, 2023.

10.2(†)	Employment Agreement between the Company and Subrata Purkayastha made as of October 26, 2023 and effective as of November 1, 2023 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 7, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEH CORPORATION

Dated: November 30, 2023	By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Subrata Purkayastha
Subrata Purkayastha, Chief Financial Officer
(Principal Financial Officer)