Form 10-Q
period 2023-09-30
IEH Corp
filed 2023-11-30
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	September 30, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$5,984,220	$8,344,706
Accounts receivable	3,092,566	2,985,936
Inventories	9,733,955	9,446,392
Corporate income taxes receivable	1,493,894	1,723,473
Prepaid expenses and other current assets	89,065	96,783
Total current assets	20,393,700	22,597,290

Non-current assets:
Property, plant and equipment, net	3,534,939	3,865,066
Operating lease right-of-use assets	2,495,633	2,661,779
Security deposit	75,756	75,756
Total assets	$26,500,028	$29,199,891

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$769,291	$1,054,078
Customer advance payments	52,953	20,639
Operating lease liabilities	334,240	317,334
Other current liabilities	833,033	902,149
Total current liabilities	1,989,517	2,294,200

Non-current liabilities:
Operating lease liabilities, non-current	2,418,296	2,589,121
Total liabilities	4,407,813	4,883,321

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,370,251 shares issued and outstanding at September 30, 2023 and March 31, 2023	23,703	23,703
Additional paid-in capital	7,758,474	7,566,324
Retained earnings	14,310,038	16,726,543
Total Stockholders’ Equity	22,092,215	24,316,570
Total Liabilities and Stockholders’ Equity	$26,500,028	$29,199,891

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022

Revenue	$4,810,988	$4,193,646	$9,490,833	$8,272,230

Costs and expenses:
Cost of products sold	3,894,423	4,209,506	8,135,855	9,128,445
Selling, general and administrative	1,821,414	1,230,748	3,378,983	2,239,755
Depreciation and amortization	215,586	257,111	430,822	505,594
Total operating expenses	5,931,423	5,697,365	11,945,660	11,873,794

Operating loss	(1,120,435)	(1,503,719)	(2,454,827)	(3,601,564)

Other income (expense):
Other income	-	53,977	-	54,053
Interest income (expense), net	19,832	4,400	38,322	4,773
Total other income (expense), net	19,832	58,377	38,322	58,826

Loss before provision for income taxes	(1,100,603)	(1,445,342)	(2,416,505)	(3,542,738)
Provision for income taxes	-	-	-	(806,380)
Net loss	$(1,100,603)	$(1,445,342)	$(2,416,505)	$(4,349,118)

Net loss per common share:
Basic	$(0.46)	$(0.61)	$(1.02)	$(1.84)
Diluted	$(0.46)	$(0.61)	$(1.02)	$(1.84)

Weighted-average number of common and common equivalent shares (in thousands):
Basic	2,370	2,370	2,370	2,370
Diluted	2,370	2,370	2,370	2,370

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2022	2,370,251	$23,703	$7,566,324	$23,229,467	$30,819,494

Net loss	-	-	-	(2,903,776)	(2,903,776)

Balance at June 30, 2022	2,370,251	$23,703	$7,566,324	$20,325,691	$27,915,718

Net loss	-	-	-	(1,445,342)	(1,445,342)
Balance at September 30, 2022	2,370,251	$23,703	$7,566,324	$18,880,349	$26,470,376

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2023	2,370,251	$23,703	$7,566,324	$16,726,543	$24,316,570

Stock-based compensation	-	-	129,600	-	129,600

Net loss	-	-	-	(1,315,902)	(1,315,902)

Balance at June 30, 2023	2,370,251	$23,703	$7,695,924	$15,410,641	$23,130,268

Stock-based compensation	-	-	62,550	-	62,550

Net loss	-	-	-	(1,100,603)	(1,100,603)
Balance at September 30, 2023	2,370,251	$23,703	$7,758,474	$14,310,038	$22,092,215

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

 CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,416,505)	$(4,349,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	430,822	505,594
Stock-based compensation	192,150	-
Inventory obsolescence provision	119,912	114,000
Deferred income taxes, net	-	806,380
Operating lease right-of-use assets	251,438	251,438

Changes in assets and liabilities:
Accounts receivable	(106,630)	743,899
Inventories	(407,475)	(112,974)
Corporate income taxes receivable	229,579	47,050
Prepaid expenses and other current assets	7,718	(25,710)
Accounts payable	(284,787)	(88,105)
Customer advance payments	32,314	(66,119)
Operating lease liabilities	(239,211)	(232,243)
Other current liabilities	(69,116)	(14,435)
Net cash used in operating activities	(2,259,791)	(2,420,343)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(100,695)	(430,774)
Net cash used in investing activities	(100,695)	(430,774)

Net decrease in cash	(2,360,486)	(2,851,117)
Cash - beginning of period	8,344,706	12,675,271
Cash - end of period	$5,984,220	$9,824,154

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56	$7
Income Taxes	$2,251	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

Overview

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began in New York, New York in 1941. IEH was incorporated in New York in March, 1943.

The Company designs and manufactures HYPERBOLOID connectors that not only accommodate, but exceed military and aerospace specification standards.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of September 30, 2023 and for the three and six months ended September 30, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the March 31, 2023 audited financial statements and notes included in the Annual Report on Form 10-K filed with the SEC on October 6, 2023. The March 31, 2023 balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended September 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2024 or any other interim period or future year or period.

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022

Domestic	$4,317,474	$3,392,280	$8,560,905	$6,405,074
International	493,514	801,366	929,928	1,867,156
Total	$4,810,988	$4,193,646	$9,490,833	$8,272,230

Approximately 0.9% and 46.2% of the international net sales for the three months ended September 30, 2023 and 2022, respectively, represent sales to customers located in China.

Approximately 5.9% and 56.8% of the international net sales for the six months ended September 30, 2023 and 2022, respectively, represent sales to customers located in China.

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Industry	%	%	%	%
Defense	64.5	46.2	62.6	51.0
Commercial Aerospace	24.8	24.7	22.5	22.6
Space	6.3	13.5	9.5	15.2
Other	4.4	15.6	5.4	11.2
	100.0	100.0	100.0	100.0

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $552,912 and $433,000 as of September 30, 2023 and March 31, 2023, respectively, and was reflected as a reduction of inventory.

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

Basic and diluted net loss per common share is calculated as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(1,100,603)	$(1,445,342)	$(2,416,505)	$(4,349,118)

Net loss per common share, basic and diluted	$(0.46)	$(0.61)	$(1.02)	$(1.84)

Weighted average number of common shares outstanding basic and fully diluted (in thousands)	2,370	2,370	2,370	2,370

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Potentially dilutive options to purchase common shares	472,217	467,217	472,217	467,217

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Depreciation and Amortization

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended September 30, 2023 and 2022 was $215,586 and $257,111 respectively. Depreciation expense for the six months ended September 30, 2023 and 2022 was $430,822 and $505,594 respectively.

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

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of
	September 30, 2023	March 31, 2023
Raw materials	$8,376,898	$8,332,522
Work in progress	1,291,623	1,048,097
Finished goods	618,346	498,773
Allowance for obsolete inventory	(552,912)	(433,000)
	$9,733,955	$9,446,392

Note 4	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	September 30, 2023	March 31, 2023
Payroll and vacation accruals	$636,073	$788,136
Sales commissions	48,066	58,685
Other current liabilities	148,894	55,328
	$833,033	$902,149

Note 5	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

Condensed balance sheet information related to our leases is presented below:

		As of
	Condensed Balance Sheet Location	September 30, 2023	March 31, 2023
Operating leases:

Right-of-use assets	Operating lease right-of-use assets	$2,495,633	$2,661,779

Right-of-use liability, current	Operating lease liabilities, current	$334,240	$317,334

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$2,418,296	$2,589,121

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 5	LEASES (Continued):

The lease expense for the three months ended September 30, 2023 and 2022 was $140,653 and $143,157, respectively, and for six months ended September 30, 2023 and 2022 was $280,960 and $281,879, respectively, which was included in costs of product sold on the Company’s condensed statements of operations. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on these leases is $3,342,372 as of September 30, 2023.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	September 30, 2023	March 31, 2023
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	6.3	6.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of September 30, 2023 was as follows:

For the years ended March 31,:	Operating Lease Payments
(Six months ending) March 31, 2024	$243,973
2025	497,684
2026	519,036
2027	547,460
2028	563,891
Thereafter	970,328
Total gross operating lease payments	3,342,372
Less: imputed interest	(589,836)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,752,536

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 6	INCOME TAXES:

The effective income tax rate for the three months ended September 30, 2023 and 2022 was a provision of 0% on a loss before provision for income taxes of $1,100,603 and $1,445,342, respectively. The effective tax rates for the six months ended September 30, 2023 and 2022 were a provision of 0% on a loss before provision for income taxes of $2,416,505 and a provision of 22.8% on a loss before provision for income taxes of $3,542,738, respectively. The provision for income taxes of $0 for the three months ended September 30, 2023 and 2022 and for the six months ended September 30, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes of $806,380 for the six months ended September 30, 2022 represents a charge to record a full valuation allowance of the Company’s deferred income tax assets, net, as of April 1, 2022.

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended September 30, 2023 and 2022, stock-based compensation expense was $62,550 and $0, respectively. For the six months ended September 30, 2023 and 2022, stock-based compensation expense was $192,150 and $0, respectively.

As of September 30, 2023, there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

There were no options granted during the six months ended September 30, 2022.

The following table provides the stock option activity:

	Shares	Weighted Avg. Grant Date Fair Value	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 1, 2023	467,217	$7.94	$14.72	5.51	$105
Granted	55,000	3.49	6.55
Exercised	-	-	-
Forfeited or Expired	(50,000)	7.22	15.10
Balance as of September 30, 2023	472,217	$7.50	$13.73	5.34	$361
Exercisable as of September 30, 2023	472,217	$7.50	$13.73	5.34	$361

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Compensation Committee of the Board of Directors or the full Board of Directors, the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. As of September 30, 2023 and March 31, 2023, the Company’s accrued bonus was $185,681 and $354,250, respectively. Bonus expense recorded for each of the three months ended September 30, 2023 and 2022 was $100,500. Bonus expense recorded for each of the six months ended September 30, 2023 and 2022 was $201,000.

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

On January 29, 2021, the Company entered into an 87 month lease agreement for an industrial building in Allentown, Pennsylvania, expiring March 30, 2028. Monthly rent at inception was $18,046, and thereafter, such monthly rent escalates annually to a monthly rent of $20,920 for the final year of the lease term. The Company maintains a security deposit of $35,040, which is included in other assets on the accompanying condensed balance sheet.

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

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $9,824 and $14,617 for the three months ended September 30, 2023 and 2022, and $24,614 and $24,145 for the six months ended September 30, 2023 and 2022, respectively, and were reflected within cost of products sold included in the condensed statements of operations.

Note 10	CONCENTRATIONS:

During the three months ended September 30, 2023, one customer accounted for 16.0% of the Company’s net sales, and during the three months ended September 30, 2022, there were no customers with concentrations greater than 10% of the Company’s net sales.

During the six months ended September 30, 2023, one customer accounted for 14.0% of the Company’s net sales, and during the six months ended September 30, 2022, there were no customers with concentrations greater than 10% of the Company’s net sales.

As of September 30, 2023, three customers accounted for 43.0% of accounts receivable, each represented 15.8%, 15.6% and 11.6%, respectively. As of March 31, 2023, three customers accounted for 44.5% of accounts receivable, each represented 23.2%, 11.0% and 10.3%, respectively.

During the three months ended September 30, 2023, one vendor accounted for 13.9% of the Company’s purchases. During the three months ended September 30, 2022, there were no vendors with concentrations greater than 10% of purchases.

During the six months ended September 30, 2023, two vendors accounted for 25.1% of the Company’s purchases, each represented 13.5%, and 11.6%, respectively. During the six months ended September 30, 2022, one vendor accounted for 12.0% of the Company’s purchases.

As of September 30, 2023 and March 31, 2023, one vendor accounted for 21.9% and one vendor accounted for 20.9% of accounts payable, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this report, which are not historical facts, may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The words “anticipate,” “believe”, “estimate”, “expect,” “objective,” and think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the performance of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw materials and parts, domestic economic conditions, including inflation and interest rates, foreign economic conditions, including currency rate fluctuations, and geopolitical uncertainty.

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

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Industry	%	%	%	%
Defense	64.5	46.2	62.6	51.0
Commercial Aerospace	24.8	24.7	22.5	22.6
Space	6.3	13.5	9.5	15.2
Other	4.4	15.6	5.4	11.2
	100.0	100.0	100.0	100.0

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		Period-to-Period
	2023	2022	Change

Revenue	$4,810,988	$4,193,646	$617,342

Costs and expenses:
Cost of products sold	3,894,423	4,209,506	(315,083)
Selling, general and administrative	1,821,414	1,230,748	590,666
Depreciation and amortization	215,586	257,111	(41,525)
Total operating expenses	5,931,423	5,697,365	234,058
Operating loss	(1,120,435)	(1,503,719)	383,284
Other income (expense):
Other income	-	53,977	(53,977)
Interest income (expense), net	19,832	4,400	15,432
Total other income (expense), net	19,832	58,377	(38,545)

Loss before provision for income taxes	(1,100,603)	(1,445,342)	344,739
Provision for income taxes	-	-	-
Net loss	$(1,100,603)	$(1,445,342)	$344,739

Revenue for the three months ended September 30, 2023 was $4,810,988, reflecting an increase of $617,342, or 14.7%, as compared to $4,193,646 for the three months ended September 30, 2022. The increase in revenue for the period was principally on account of an increase in orders from our defense customers. Our defense revenues have benefitted from increased defense related spending on programs in which we participate. Our quarter over quarter commercial aerospace revenues have remained steady as a percentage of revenue, consistent with the post COVID-19 return of consumer aviation traffic. Our quarter over quarter space revenues declined, principally attributable to the conclusion of a multi-year project with a major China based customer.

Cost of products sold for the three months ended September 30, 2023 was $3,894,423, reflecting a decrease of $315,083, or 7.5%, as compared to $4,209,506 for the three months ended September 30, 2022. The decrease in our cost of products sold is attributable to improved margins due to increases in production volume and changes in product mix.

Selling, general and administrative expenses for the three months ended September 30, 2023 was $1,821,414, reflecting an increase of $590,666, or 48.0%, as compared to $1,230,748 for the three months ended September 30, 2022. The increase was principally due to additional accounting & consulting fees incurred in connection with bringing our public filings current.

Depreciation and amortization for the three months ended September 30, 2023 was $215,586, reflecting a decrease of $41,525, or 16.2%, as compared to $257,111 for the three months ended September 30, 2022. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets.

Total other income (expense), net for the three months ended September 30, 2023 was income of $19,832, reflecting a decrease of $38,545, as compared to income of $58,377 for the three months ended September 30, 2022. The decrease was primarily attributable to a decrease in other income of $53,977.

Provision for income taxes was $0 for the three months ended September 30, 2023 and 2022, attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on our deferred tax assets, net.

Comparison of the Six Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended September 30, 2023 and 2022:

	For the Six Months Ended September 30,		Period-to-Period
	2023	2022	Change

Revenue	$9,490,833	$8,272,230	$1,218,603

Costs and expenses:
Cost of products sold	8,135,855	9,128,445	(992,590)
Selling, general and administrative	3,378,983	2,239,755	1,139,228
Depreciation and amortization	430,822	505,594	(74,772)
Total operating expenses	11,945,660	11,873,794	71,866
Operating loss	(2,454,827)	(3,601,564)	1,146,737
Other income (expense):
Other income	-	54,053	(54,053)
Interest income (expense), net	38,322	4,773	33,549
Total other income (expense), net	38,322	58,826	(20,504)

Loss before provision for income taxes	(2,416,505)	(3,542,738)	1,126,233
Provision for income taxes	-	(806,380)	806,380
Net loss	$(2,416,505)	$(4,349,118)	$1,932,613

Revenue for the six months ended September 30, 2023 was $9,490,833, reflecting an increase of $1,218,603, or 14.7%, as compared to $8,272,230 for the six months ended September 30, 2022. The increase in revenue for the period was principally on account of an increase in orders from our defense customers. Our defense revenues have benefitted from increased defense related spending on programs in which we participate. Our quarter over quarter commercial aerospace revenues have remained steady as a percentage of revenue, consistent with the post COVID-19 return of consumer aviation traffic. Our period over period space revenues declined, principally attributable to the conclusion of a multi-year project with a major China based customer.

Cost of products sold for the six months ended September 30, 2023 was $8,135,855, reflecting a decrease of $992,590, or 10.9%, as compared to $9,128,445 for the six months ended September 30, 2022. The decrease in our cost of products sold is attributable to improved margins due to changes in product mix and increases in production volume.

Selling, general and administrative expenses for the six months ended September 30, 2023 was $3,378,983, reflecting an increase of $1,139,228 or 50.9%, as compared to $2,239,755 for the six months ended September 30, 2022. The increase was primarily due to increased consulting and accounting fees incurred in connection with bringing our public filings current.

Depreciation and amortization for the six months ended September 30, 2023 was $430,822, reflecting a decrease of $74,772, or 14.8%, as compared to $505,594 for the six months ended September 30, 2022. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets.

Total other income (expense), net for the six months ended September 30, 2023 was income of $38,322, reflecting a decrease of $20,504, as compared to income of $58,826 for the six months ended September 30, 2022. The decrease was primarily attributable to a decrease in other income of $54,053, offset by an increase in interest income, net, of $33,549.

Provision for income taxes for the six months ended September 30, 2023 was $0, reflecting a decrease of $806,380 as compared to a provision of $806,380 for the six months ended September 30, 2022. The provision for income taxes of $0 for the six months ended September 30, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on our deferred tax assets, net. The tax provision for the six months ended September 30, 2022 of $806,380 represents a charge to record a full valuation allowance of our deferred income tax assets, net as of April 1, 2022.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the six months ended September 30, 2023, our primary sources of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and interest rates, and the conflicts in Eastern Europe and the Middle East have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of September 30, 2023 and March 31, 2023, the Company’s cash on hand was $5,984,220 and $8,344,706, respectively. The Company has recorded net losses of $2,416,505 and $4,349,118 for the six months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and March 31, 2023, the Company had working capital of $18,404,183 and $20,303,090 and stockholders’ equity of $22,092,215 and $24,316,570, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Six Months Ended September 30, 2023 Compared to the Six Months Ended September 30, 2022

The following table summarizes our sources and uses of cash for the six months ended September 30, 2023 and 2022:

	For the Six Months Ended September 30,		Period-to-Period
	2023	2022	Change

Net cash used in:
Operating activities	$(2,259,791)	$(2,420,343)	$160,552
Investing activities	(100,695)	(430,774)	330,079
Net decrease in cash	$(2,360,486)	$(2,851,117)	$490,631

Net cash used in operating activities was $2,259,791 and $2,420,343 for the six months ended September 30, 2023 and 2022, respectively. The period over period decrease in cash used of $160,552 was primarily due to the decrease in net loss of $1,932,613, offset by decreases in non-cash charges of $683,090, as well as increases in accounts receivable of $850,529 and inventories of $294,501.

Net cash used in investing activities was $100,695 and $430,774 for the six months ended September 30, 2023 and 2022, respectively. The decrease in cash used in investing activities during the six months ended September 30, 2023 was principally due to decreases in purchases of property and equipment.

There were no financing activities during the six months ended September 30, 2023 or 2022.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $17,571,000 at September 30, 2023 as compared to approximately $11,358 000 at September 30, 2022. The orders in backlog at September 30, 2023 are expected to ship over the next 12 months depending on customer requirements and product availability.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

As of September 30, 2023, the following material weakness was identified:

●	Certain of the Company’s controls associated with reconciliations of inventory and cost of products sold were not operating effectively. These deficiencies, combined with inadequate compensating review controls represent a material weakness in the Company’s internal control over financial reporting.

Management is actively engaged in the planning for and implementation of remediation efforts to address the identified material weakness. The remediation plan includes (i) the engaging of additional experienced financial resources, (ii) the development and implementation of enhanced controls designed to evaluate the appropriateness of policies and procedures, (iii) the implementation of review and monitoring of transactions to ensure compliance with the new policies and procedures and (iv) the enhanced training of personnel.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on Annual Report on Form 10-K for the fiscal year ended March 31, 2022 on June 22, 2023).

10.1(†)	Employment Agreement between the Company and Subrata Purkayastha dated as of June 1, 2023 (filed as Exhibit 10.1 on the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 on November 30, 2023)

10.2(†)	Employment Agreement between the Company and Subrata Purkayastha made as of October 26, 2023 and effective as of November 1, 2023 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 7, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

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