Form 10-Q
period 2023-12-31
IEH Corp
filed 2024-02-13
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 13, 2024, the registrant had 2,380,251 shares of its common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report on Form 10-Q, and as set forth in Part I, Item 1A, Risk Factors, of our Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on October 6, 2023, and may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; accounting estimates and assumptions; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to successfully prevent our registration with the SEC from being suspended or revoked; our ability to protect intellectual property; our ability to integrate our satellite facility into our operations; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statements. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	December 31, 2023	March 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,939,983	$8,344,706
Accounts receivable	3,242,467	2,985,936
Inventories	9,779,521	9,446,392
Corporate income taxes receivable	1,492,762	1,723,473
Prepaid expenses and other current assets	136,404	96,783
Total current assets	19,591,137	22,597,290

Non-current assets:
Property, plant and equipment, net	3,346,230	3,865,066
Operating lease right-of-use assets	2,410,804	2,661,779
Security deposit	75,756	75,756
Total assets	$25,423,927	$29,199,891

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$817,867	$1,054,078
Customer advance payments	35,121	20,639
Operating lease liabilities	342,937	317,334
Other current liabilities	558,888	902,149
Total current liabilities	1,754,813	2,294,200

Non-current liabilities:
Operating lease liabilities, non-current	2,329,152	2,589,121
Total liabilities	4,083,965	4,883,321

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,380,251 and 2,370,251 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	23,803	23,703
Additional paid-in capital	7,932,174	7,566,324
Retained earnings	13,383,985	16,726,543
Total Stockholders’ Equity	21,339,962	24,316,570
Total Liabilities and Stockholders’ Equity	$25,423,927	$29,199,891

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022

Revenue	$5,107,757	$5,571,291	$14,598,590	$13,843,521

Costs and expenses:
Cost of products sold	4,479,750	4,445,444	12,615,605	13,573,889
Selling, general and administrative	1,379,996	1,719,955	4,758,979	3,959,710
Depreciation and amortization	217,200	263,239	648,022	768,833
Total operating expenses	6,076,946	6,428,638	18,022,606	18,302,432

Operating loss	(969,189)	(857,347)	(3,424,016)	(4,458,911)

Other income (expense):
Other income	-	8,526	-	62,579
Interest income (expense), net	43,136	10,420	81,458	15,193
Total other income (expense), net	43,136	18,946	81,458	77,772

Loss before provision for income taxes	(926,053)	(838,401)	(3,342,558)	(4,381,139)
Provision for income taxes	-	-	-	(806,380)
Net loss	$(926,053)	$(838,401)	$(3,342,558)	$(5,187,519)

Net loss per common share:
Basic	$(0.39)	$(0.35)	$(1.41)	$(2.19)
Diluted	$(0.39)	$(0.35)	$(1.41)	$(2.19)

Weighted-average number of common and common equivalent shares (in thousands):
Basic	2,376	2,370	2,372	2,370
Diluted	2,376	2,370	2,372	2,370

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2022	2,370,251	$23,703	$7,566,324	$23,229,467	$30,819,494

Net loss	-	-	-	(2,903,776)	(2,903,776)

Balance at June 30, 2022	2,370,251	$23,703	$7,566,324	$20,325,691	$27,915,718

Net loss	-	-	-	(1,445,342)	(1,445,342)

Balance at September 30, 2022	2,370,251	$23,703	$7,566,324	$18,880,349	$26,470,376

Net loss	-	-	-	(838,401)	(838,401)

Balance at December 31, 2022	2,370,251	$23,703	$7,566,324	$18,041,948	$25,631,975

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2023	2,370,251	$23,703	$7,566,324	$16,726,543	$24,316,570

Stock-based compensation	-	-	129,600	-	129,600

Net loss	-	-	-	(1,315,902)	(1,315,902)

Balance at June 30, 2023	2,370,251	$23,703	$7,695,924	$15,410,641	$23,130,268

Stock-based compensation	-	-	62,550	-	62,550

Net loss	-	-	-	(1,100,603)	(1,100,603)

Balance at September 30, 2023	2,370,251	$23,703	$7,758,474	$14,310,038	$22,092,215

Exercise of stock options	10,000	100	56,450	-	56,550

Stock-based compensation	-	-	117,250	-	117,250

Net loss	-	-	-	(926,053)	(926,053)

Balance at December 31, 2023	2,380,251	$23,803	$7,932,174	$13,383,985	$21,339,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

 CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,342,558)	$(5,187,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	648,022	768,833
Stock-based compensation	309,400	-
Inventory obsolescence provision	134,238	168,000
Deferred income taxes, net	-	806,380
Operating lease right-of-use assets	377,157	377,157

Changes in assets and liabilities:
Accounts receivable	(256,531)	(941,495)
Inventories	(467,367)	(178,318)
Corporate income taxes receivable	230,711	39,514
Prepaid expenses and other current assets	(39,621)	(13,341)
Accounts payable	(236,211)	10,892
Customer advance payments	14,482	(55,696)
Operating lease liabilities	(360,548)	(350,046)
Other current liabilities	(343,261)	55,562
Net cash used in operating activities	(3,332,087)	(4,500,077)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(129,186)	(488,639)
Net cash used in investing activities	(129,186)	(488,639)

Cash flows from financing activities:
Proceeds from exercise of stock options	56,550	-
Net cash provided by financing activities	56,550	-

Net decrease in cash and cash equivalents	(3,404,723)	(4,988,716)
Cash and cash equivalents - beginning of period	8,344,706	12,675,271
Cash and cash equivalents - end of period	$4,939,983	$7,686,555

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$173	$71
Income Taxes	$3,090	$7,536

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

Overview

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began in New York, New York in 1941. IEH was incorporated in New York in March, 1943.

The Company designs and manufactures HYPERBOLOID connectors that not only accommodate, but exceed military and aerospace specification standards.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of December 31, 2023 and for the three and nine months ended December 31, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP”, and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the March 31, 2023 audited financial statements and notes included in the Annual Report on Form 10-K filed with the SEC on October 6, 2023. The March 31, 2023 balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended December 31, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2024 or any other interim period or future year or period.

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

Revenue Recognition

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022

Domestic	$4,462,937	$5,013,742	$13,023,842	$11,418,816
International	644,820	557,549	1,574,748	2,424,705
Total	$5,107,757	$5,571,291	$14,598,590	$13,843,521

Approximately 38.2% and 3.1% of international revenues for the three months ended December 31, 2023 and 2022, respectively, represent revenues from customers located in China.

Approximately 19.1% and 44.4% of international revenues for the nine months ended December 31, 2023 and 2022, respectively, represent revenues from customers located in China.

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Industry	%	%	%	%
Defense	46.4	66.5	57.0	57.8
Commercial Aerospace	42.9	25.2	29.7	23.6
Space	5.3	1.2	8.0	8.8
Other	5.4	7.1	5.3	9.8
	100.0	100.0	100.0	100.0

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents are held in depository accounts and are reported at fair value. The Company had $3,500,000 and $0 in cash equivalents at December 31, 2023 and March 31, 2023, respectively.

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory may have become obsolete within the framework of current and anticipated orders. The Company also estimates which materials in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this assessment. The Company’s allowance for obsolete inventory was $567,238 and $433,000 as of December 31, 2023 and March 31, 2023, respectively, and was reflected as a reduction of inventory.

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

Basic and diluted net loss per common share is calculated as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022

Net loss	$(926,053)	$(838,401)	$(3,342,558)	$(5,187,519)

Net loss per common share, basic and diluted	$(0.39)	$(0.35)	$(1.41)	$(2.19)

Weighted average number of common shares outstanding basic and fully diluted (in thousands)	2,376	2,370	2,372	2,370

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Potentially dilutive options to purchase common shares	492,217	467,217	492,217	467,217

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Depreciation and Amortization

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended December 31, 2023 and 2022 was $217,200 and $263,239 respectively. Depreciation expense for the nine months ended December 31, 2023 and 2022 was $648,022 and $768,833, respectively.

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

The Company determined the fair value of the stock option grants based upon the assumptions as provided below. There were no stock options granted during the nine months ended December 31, 2022.

	For the Nine Months Ended December 31,
	2023	2022
Weighted Average Stock Price	$7.06	$-
Expected life (in years)	5.0	-
Expected volatility	55.2%	-%
Dividend yield	-%	-%
Risk-Free interest rate, per annum	4.1%	-%

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19 and ASU 2020-02. ASU 2016-13 introduced a new model for assessing impairment on most financial assets. Entities are required to use a forward-looking expected loss model, which replaced the previously used incurred loss model, which is expected to result in earlier recognition of an allowance for losses. ASU 2016-13 was adopted by the Company on April 1, 2023, which is the beginning of the first interim period of the fiscal year ended March 31, 2024. The Company has evaluated the impact of the adoption of ASU 2016-13, and related updates, and has determined that the impact was not material to its financial statements and disclosures.

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

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of
	December 31, 2023	March 31, 2023
Raw materials	$8,439,318	$8,332,522
Work in progress	1,474,826	1,048,097
Finished goods	432,615	498,773
Allowance for obsolete inventory	(567,238)	(433,000)
	$9,779,521	$9,446,392

Note 4	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	December 31, 2023	March 31, 2023
Payroll and vacation accruals	$419,753	$788,136
Sales commissions	63,845	58,685
Other current liabilities	75,290	55,328
	$558,888	$902,149

Note 5	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use, or ROU, assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

Condensed balance sheet information related to our leases is presented below:

		As of
	Condensed Balance Sheet Location	December 31, 2023	March 31, 2023
Operating leases:

Right-of-use assets	Operating lease right-of-use assets	$2,410,804	$2,661,779

Right-of-use liability, current	Operating lease liabilities, current	$342,937	$317,334

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$2,329,152	$2,589,121

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 5	LEASES (Continued):

The lease expense for the three months ended December 31, 2023 and 2022 was $142,613 and $142,220, respectively, and for nine months ended December 31, 2023 and 2022 was $423,573 and $424,099, respectively, which was included in costs of product sold on the Company’s condensed statements of operations. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on these leases is $3,221,035 as of December 31, 2023.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	December 31, 2023	March 31, 2023
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	6.1	6.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of December 31, 2023 was as follows:

For the years ended March 31,	Operating Lease Payments
(Three months ending) March 31, 2024	$122,636
2025	497,684
2026	519,036
2027	547,460
2028	563,891
Thereafter	970,328
Total gross operating lease payments	3,221,035
Less: imputed interest	(548,946)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,672,089

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 6	INCOME TAXES:

The effective income tax rate for the three months ended December 31, 2023 and 2022 was a provision of 0% on a loss before provision for income taxes of $926,053 and $838,401, respectively. The effective tax rates for the nine months ended December 31, 2023 and 2022 were a provision of 0% on a loss before provision for income taxes of $3,342,558 and provision of 18.4% on a loss before provision for income taxes of $4,381,139, respectively. The provision for income taxes of $0 for the three months ended December 31, 2023 and 2022 and for the nine months ended December 31, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes of $806,380 for the nine months ended December 31, 2022 represents a charge to record a full valuation allowance of the Company’s deferred income tax assets, net, as of April 1, 2022.

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended December 31, 2023 and 2022, stock-based compensation expense was $117,250 and $0, respectively. For the nine months ended December 31, 2023 and 2022, stock-based compensation expense was $309,400 and $0, respectively.

As of December 31, 2023, there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

There were no options granted during the three or nine months ended December 31, 2022.

The following table provides the stock option activity for the nine months ended December 31, 2023:

	Shares	Weighted Avg. Grant Date Fair Value	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 1, 2023	467,217	$7.94	$14.72	5.51	$105
Granted	85,000	3.64	7.06
Exercised	(10,000)	3.69	5.66
Forfeited or Expired	(50,000)	7.22	15.10
Balance as of December 31, 2023	492,217	$7.36	$13.54	5.26	$286
Exercisable as of December 31, 2023	492,217	$7.36	$13.54	5.26	$286

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Compensation Committee of the Board of Directors or the full Board of Directors, the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. As of December 31, 2023 and March 31, 2023, the Company’s accrued bonus was $274,256 and $354,250, respectively. Bonus expense recorded for each of the three month periods ended December 31, 2023 and 2022 was $100,500. Bonus expense recorded for each of the nine month periods ended December 31, 2023 and 2022 was $301,500.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 9	COMMITMENTS AND CONTINGENCIES:

The Company maintains its operations in facilities located in both New York and Pennsylvania.

On December 1, 2020, the Company entered into a 120 month extension of its lease agreement for an industrial building in Brooklyn, NY, expiring December 1, 2030. Monthly rent at inception was $20,400, and thereafter, such monthly rent escalates annually to a monthly rent of $28,426 for the final year of the lease term. The Company maintains a security deposit of $40,800, which is included in Security Deposits on the accompanying condensed balance sheets.

On January 29, 2021, the Company entered into an 87 month lease agreement for an industrial building in Allentown, Pennsylvania, expiring March 30, 2028. Monthly rent at inception was $18,046, and thereafter, such monthly rent escalates annually to a monthly rent of $20,920 for the final year of the lease term. The Company maintains a security deposit of $35,040, which is included in other assets on the accompanying condensed balance sheets.

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (ID No. 136115077). The Multi-Employer Plan, which is covered by a collective bargaining agreement with the Company, is scheduled to expire on March 31, 2024, and is expected to be renewed by the parties to the Multi-Employer Plan. Contributions are made in accordance with a negotiated labor contract and are based on the number of covered employees employed per month. With the passage of the Multi-Employer Pension Plan Amendments Act of 1990 (the “1990 Act”), the Company may become subject to liabilities in excess of contributions made under the collective bargaining agreement. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the Multi-Employer Plan. The risks of participating in a multiemployer plan are different from single-employer plans, for example, assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, if a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may become the obligation of the remaining participating employers, and if a participating employer chooses to stop participating in these multiemployer plans, the employer may be required to pay those plans an amount based on the underfunded status of the plan.

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $10,474 and $7,755 for the three months ended December 31, 2023 and 2022, and $35,089 and $31,900 for the nine months ended December 31, 2023 and 2022, respectively, and were reflected within cost of products sold included in the condensed statements of operations.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 10	CONCENTRATIONS:

During the three months ended December 31, 2023, two customers accounted for 33.1% of the Company’s revenue, each represented 19.8% and 13.3%, respectively. During the three months ended December 31, 2022, two customers accounted for 29.8% of the Company’s revenue, each represented 15.4% and 14.4%, respectively.

During the nine months ended December 31, 2023, two customers accounted for 22.7% of the Company’s revenue, each represented 11.6% and 11.1%, respectively. During the nine months ended December 31, 2022, there were no customers with concentrations greater than 10% of the Company’s revenue.

As of December 31, 2023, two customers accounted for 43.8% of accounts receivable, each represented 27.4% and 16.4%, respectively. As of March 31, 2023, three customers accounted for 44.5% of accounts receivable, each represented 23.2%, 11.0% and 10.3%, respectively.

During the three months ended December 31, 2023, two vendors accounted for 27.1% of the Company’s purchases, each represented 13.6% and 13.5%, respectively. During the three months ended December 31, 2022, there were no vendors with concentrations greater than 10% of purchases.

During the nine months ended December 31, 2023, one vendor accounted for 12.3% of the Company’s purchases. During the nine months ended December 31, 2022, one vendor accounted for 11.0% of the Company’s purchases.

As of December 31, 2023, one vendor accounted for 16.0% of accounts payable. At March 31, 2023, one vendor accounted for 20.9% of accounts payable.

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

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Industry	%	%	%	%
Defense	46.4	66.5	57.0	57.8
Commercial Aerospace	42.9	25.2	29.7	23.6
Space	5.3	1.2	8.0	8.8
Other	5.4	7.1	5.3	9.8
	100.0	100.0	100.0	100.0

Financial Overview

Critical Accounting Policies

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, valuation of inventories, accounting for income taxes and stock-based compensation expense.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended December 31, 2023 and 2022:

	For the Three Months Ended December 31,		Period-to-Period
	2023	2022	Change

Revenue	$5,107,757	$5,571,291	$(463,534)

Costs and expenses:
Cost of products sold	4,479,750	4,445,444	34,306
Selling, general and administrative	1,379,996	1,719,955	(339,959)
Depreciation and amortization	217,200	263,239	(46,039)
Total operating expenses	6,076,946	6,428,638	(351,692)
Operating loss	(969,189)	(857,347)	(111,842)
Other income (expense):
Other income	-	8,526	(8,526)
Interest income (expense), net	43,136	10,420	32,716
Total other income (expense), net	43,136	18,946	24,190

Loss before provision for income taxes	(926,053)	(838,401)	(87,652)
Provision for income taxes	-	-	-
Net loss	$(926,053)	$(838,401)	$(87,652)

Revenue for the three months ended December 31, 2023 was $5,107,757, reflecting a decrease of $463,534, or 8.3%, as compared to $5,571,291 for the three months ended December 31, 2022. The decrease in revenue for the period was principally on account of a decline in the shipment of defense orders. Our quarter over quarter commercial aerospace revenues have continued to grow both as a percentage of revenue and in dollars, consistent with the post COVID-19 recovery of consumer aviation traffic.

Cost of products sold for the three months ended December 31, 2023 was $4,479,750, reflecting an increase of $34,306, or 0.8%, as compared to $4,445,444 for the three months ended December 31, 2022. The increase in our cost of products sold is attributable to changes in product mix.

Selling, general and administrative expense for the three months ended December 31, 2023 was $1,379,996 reflecting a decrease of $339,959, or 19.8%, as compared to $1,719,955 for the three months ended December 31, 2022. The decrease was principally due to a reduction in accounting and consulting fees, which were higher in the comparable prior year quarter in connection with bringing the Company’s public filings current.

Depreciation and amortization for the three months ended December 31, 2023 was $217,200, reflecting a decrease of $46,039, or 17.5%, as compared to $263,239 for the three months ended December 31, 2022. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets.

Total other income (expense) for the three months ended December 31, 2023 was income of $43,136, reflecting an increase of $24,190, as compared to income of $18,946 for the three months ended December 31, 2022. The increase was principally attributable to an increase in interest income earned on our cash and cash equivalents.

Provision for income taxes was $0 for the three months ended December 31, 2023 and 2022, attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on our deferred tax assets, net.

Comparison of the Nine Months Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the nine months ended December 31, 2023 and 2022:

	For the Nine Months Ended December 31,		Period-to-Period
	2023	2022	Change

Revenue	$14,598,590	$13,843,521	$755,069

Costs and expenses:
Cost of products sold	12,615,605	13,573,889	(958,284)
Selling, general and administrative	4,758,979	3,959,710	799,269
Depreciation and amortization	648,022	768,833	(120,811)
Total operating expenses	18,022,606	18,302,432	(279,826)
Operating loss	(3,424,016)	(4,458,911)	1,034,895
Other income (expense):
Other income	-	62,579	(62,579)
Interest income (expense), net	81,458	15,193	66,265
Total other income (expense), net	81,458	77,772	3,686

Loss before provision for income taxes	(3,342,558)	(4,381,139)	1,038,581
Provision for income taxes	-	(806,380)	806,380
Net loss	$(3,342,558)	$(5,187,519)	$1,844,961

Revenue for the nine months ended December 31, 2023 was $14,598,590, reflecting an increase of $755,069, or 5.5%, as compared to $13,843,521 for the nine months ended December 31, 2022. The increase in revenue for the period was principally attributable to the recovery in consumer aviation traffic resulting in an increase in revenue from commercial aerospace customers. We have also seen an increase in orders from our defense customers. Our defense revenues have benefitted from increased defense related spending on programs in which we participate. Our period over period space revenues have remained steady in spite of fluctuations among quarters within the fiscal year.

Cost of products sold for the nine months ended December 31, 2023 was $12,615,605, reflecting a decrease of $958,284, or 7.1%, as compared to $13,573,889 for the nine months ended December 31, 2022. The decrease in our cost of products sold is attributable to improved margins due to changes in product mix.

Selling, general and administrative expenses for the nine months ended December 31, 2023 was $4,758,979, reflecting an increase of $799,269 or 20.2%, as compared to $3,959,710 for the nine months ended December 31, 2022. The increase was primarily due to increased consulting and accounting fees incurred in connection with bringing our public filings current.

Depreciation and amortization for the nine months ended December 31, 2023 was $648,022, reflecting a decrease of $120,811, or 15.7%, as compared to $768,833 for the nine months ended December 31, 2022. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets.

Total other income (expense) for the nine months ended December 31, 2023 was income of $81,458 reflecting an increase of $3,686, as compared to income of $77,772 for the nine months ended December 31, 2022. The increase was primarily attributable to an increase in interest income of $66,367 attributable to interest earned on our cash and cash equivalents, offset by a decrease in other income of $62,579.

Provision for income taxes for the nine months ended December 31, 2023 was $0, reflecting a decrease of $806,380 as compared to a provision of $806,380 for the nine months ended December 31, 2022. The provision for income taxes of $0 for the nine months ended December 31, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on our deferred tax assets, net. The tax provision for the nine months ended December 31, 2022 of $806,380 represents a charge to record a full valuation allowance of our deferred income tax assets, net as of April 1, 2022.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the nine months ended December 31, 2023, our primary source of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and interest rates, and the conflicts in Eastern Europe and the Middle East have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, which may reduce our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of December 31, 2023 and March 31, 2023, the Company’s cash and cash equivalents on hand was $4,939,983 and $8,344,706, respectively. The Company has recorded net losses of $3,342,558 and $5,187,519 for the nine months ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and March 31, 2023, the Company had working capital of $17,836,324 and $20,303,090 and stockholders’ equity of $21,339,962 and $24,316,570, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Nine Months Ended December 31, 2023 Compared to the Nine Months Ended December 31, 2022

The following table summarizes our sources and uses of cash for the nine months ended December 31, 2023 and 2022:

	For the Nine Months Ended December 31,		Period-to-Period
	2023	2022	Change

Net cash and cash equivalents (used in) provided by:
Operating activities	$(3,332,087)	$(4,500,077)	$1,167,990
Investing activities	(129,186)	(488,639)	359,453
Financing activities	56,550	-	$56,550
Net decrease in cash and cash equivalents	$(3,404,723)	$(4,988,716)	$1,583,993

Net cash used in operating activities was $3,332,087 and $4,500,077 for the nine months ended December 31, 2023 and 2022, respectively. The period over period decrease in cash used of $1,167,990 was primarily due to the decrease in net loss of $1,844,961 and an increase in cash provided by accounts receivable of $684,964, offset by the decrease in the deferred tax provision of $806,380 and increases in cash used for increases in inventories of $289,049, decreases in accounts payable of $247,103 and other current liabilities of $398,823.

Net cash used in investing activities was $129,186 and $488,639 for the nine months ended December 31, 2023 and 2022, respectively. The decrease in cash used in investing activities during the nine months ended December 31, 2023 was principally due to decreases in purchases of property and equipment.

Net cash provided by financing activities was $56,550 and $0 for the nine months ended December 31, 2023 and 2022, respectively. The increase in cash provided by financing activities during the nine months ended December 31, 2023 was due to proceeds from the exercise of stock options.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $16,990,000 at December 31, 2023 as compared to approximately $10,598,000 at December 31, 2022. The orders in backlog at December 31, 2023 are expected to ship over the next 12 months depending on customer requirements and product availability.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On August 17, 2022, the SEC issued an Order Instituting Administrative Proceedings and Notice of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the administrative proceeding is for the SEC to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months, or revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act of the Company. The Company filed an Answer in the proceeding on October 3, 2022 and on October 13, 2022 we conducted a prehearing conference with SEC staff in the Division of Enforcement. On March 1, 2023 the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. On December 22, 2023, the Company filed a Cross-Motion for Summary Disposition. The SEC will issue a decision on the basis of the record in the proceeding.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023 which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors previously disclosed in our Exchange Act Reports.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on Annual Report on Form 10-K for the fiscal year ended March 31, 2022 on June 22, 2023).

10.1†	Employment Agreement between the Company and Subrata Purkayastha made as of October 26, 2023 and effective as of November 1, 2023 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 7, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEH CORPORATION

Dated: February 13, 2024	By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Subrata Purkayastha
Subrata Purkayastha, Chief Financial Officer
(Principal Financial Officer)