Form 10-K/A
period 2022-03-31
IEH Corp
filed 2024-04-22
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 22, 2024, the registrant had 2,380,251 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to IEH Corporation’s Annual Report on Form 10-K for the year ended March 31, 2022 (the “Original Form 10-K”) originally filed with the Securities and Exchange Commission (“the SEC”) on June 22, 2023 is to amend its footnote disclosures to provide supplemental information, to include within liquidity and capital resources a discussion of material changes in certain cash flow activities for each of the quarterly reporting periods ended December 31, 2021, September 30, 2021, June 30, 2021, December 31, 2020, September 30, 2020, June 30, 2020, December 31, 2019, September 27, 2019 and June 28, 2019 and add results of operations for the quarterly and year-to-date reporting periods within the fiscal year ended March 31, 2020. The additional Note 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED) includes additional disclosures on disaggregated revenue, both by geography and by industry; net income (loss) per share; components of inventory; components of other current liabilities; the (provision for) benefit from income taxes; the cash bonus plan; revenue concentrations; accounts receivable concentrations and accounts payable concentrations for such quarterly periods. The following items of the Original Form 10-K have been updated to reflect these additional quarterly disclosures:

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8. Financial Statements

In addition, in accordance with applicable SEC rules, this Amendment No. 1 to the Original Form 10-K includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Amendment No. 1 to the Original Form 10-K, which are also reflected in Item 15 hereof, as well as an updated signature page.

Except as described above, this Amendment No. 1 to the Original Form 10-K does not amend, update or change any other items or disclosures in the Original Form 10-K and does not purport to reflect any information or events subsequent to the filing thereof. Accordingly, as reflected in the Table of Contents below, sections of the Original Form 10-K not amended, updated or changed, have been omitted from this Amendment No. 1 to the Original Form 10-K. As such, this Amendment No. 1 to the Original Form 10-K speaks only as of the date the Original Form 10-K was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Form 10-K to give effect to any subsequent events. Accordingly, this Amendment No. 1 to the Original Form 10-K should be read in conjunction with our original 10-K filed with SEC on June 22, 2023 and filings made with the SEC subsequent to the Original Form 10-K.

i

IEH CORPORATION

PART I

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

Comparison of the Years Ended March 31, 2021 and March 31, 2020 (As Restated):

The following table summarizes our results of operations for the fiscal years ended March 31, 2021 and March 31, 2020, as restated:

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

Interim Periods of Fiscal Year Ended March 31, 2020 Compared to Prior Year Periods:

Three-months ended June 28, 2019 compared to three-months ended June 29, 2018

	Three-Months Ended		Period-to-
	June 28, 2019	June 29, 2018	Period Change

Revenue	$7,567,398	$9,043,306	$(1,475,908)

Operating expenses:
Cost of products sold	4,820,944	4,758,488	62,456
Selling, general and administrative	1,113,833	861,693	252,140
Depreciation and amortization	236,620	141,600	95,020
Total operating expenses	6,171,397	5,761,781	409,616
Operating income	1,396,001	3,281,525	(1,885,524)
Other income (expense):
Other income	8,898	1,206	7,692
Interest income (expense), net	(13,927)	(10,248)	(3,679)
Total other income (expense), net	(5,029)	(9,042)	4,013

Income before provision for income taxes	1,390,972	3,272,483	(1,881,511)
Provision for income taxes	(481,439)	(1,013,198)	531,759
Net income	$909,533	$2,259,285	$(1,349,752)

Revenue for the three months ended June 28, 2019 was $7,567,398, reflecting a decrease of $1,475,908, or 16.3%, as compared to $9,043,306, for the three months ended June 29, 2018. The decrease in revenues was attributable to the completion of a large customer contract which was fulfilled by the end of the quarter ended June 29, 2018.

Cost of products sold for the three months ended June 28, 2019 was $4,820,944, reflecting an increase of $62,456 or 1.3%, as compared to $4,758,488, for the three months ended June 29, 2018. The increase was primarily attributable to an increase in production costs.

Selling, general and administrative expenses for the three months ended June 28, 2019 was $1,113,833, reflecting an increase of $252,140, or 29.3%, as compared to $861,693, for the three months ended June 29, 2018. The increase was primarily attributable to an increase in travel and commissions.

Depreciation and amortization for the three months ended June 28, 2019 was $236,620, reflecting an increase of $95,020, or 67.1%, as compared to $141,600, for the three months ended June 29, 2018. The increase was primarily attributable to amortization for new machinery and equipment.

Total other income (expense) for the three months ended June 28, 2019 was expense of $5,029, reflecting a decrease of $4,013, as compared to expense of $9,042 for the three months ended June 29, 2018.

The provision for income taxes for the three months ended June 28, 2019 was $481,439, reflecting a decrease of $531,759 or 52.5%, as compared to $1,013,198 for the three months ended June 29, 2018. The decrease was primarily attributable to the lower income before income taxes for the three months ended June 28, 2019, as compared to that of the comparable quarterly period ended June 29, 2018.

Three-months ended September 27, 2019 (As Restated) compared to three-months ended September 28, 2018

	Three-Months Ended
	As Restated		Period-to-
	September 27, 2019	September 28, 2018	Period Change

Revenue	$7,551,384	$6,597,876	$953,508

Operating expenses:
Cost of products sold	7,197,810	4,041,230	3,156,580
Selling, general and administrative	2,116,610	1,042,532	1,074,078
Depreciation and amortization	223,333	84,000	139,333
Total operating expenses	9,537,753	5,167,762	4,369,991
Operating (loss) income	(1,986,369)	1,430,114	(3,416,483)
Other income (expense):
Other income (expense)	7,976	1,955	6,021
Interest income (expense), net	(19,816)	(5,304)	(14,512)
Total other income (expense), net	(11,840)	(3,349)	(8,491)

(Loss) income before benefit from (provision for) income taxes	(1,998,209)	1,426,765	(3,424,974)
Benefit from (provision for) income taxes	781,898	(480,461)	1,262,359
Net (loss) income	$(1,216,311)	$946,304	$(2,162,615)

Revenue for the three months ended September 27, 2019 was $7,551,384, reflecting an increase of $953,508, or 14.5%, as compared to $6,597,876, for the three months ended September 28, 2018. The increase in revenues was attributable to increased marketing efforts and sales management support along with successful penetration into new markets.

Cost of products sold for the three months ended September 27, 2019 was $7,197,810, reflecting an increase of $3,156,580, or 78.1%, as compared to $4,041,230, for the three months ended September 28, 2018. The increase was primarily attributable to higher production costs and true-up adjustments to inventory recorded during the three months ended September 27, 2019, in connection with the Company’s transition to its new enterprise reporting system.

Selling, general and administrative expenses for the three months ended September 27, 2019 was $2,116,610, reflecting an increase of $1,074,078, or 103%, as compared to $1,042,532, for the three months ended September 28, 2018. The increase was primarily attributable to stock-based compensation.

Depreciation and amortization for the three months ended September 27, 2019 was $223,333, reflecting an increase of $139,333, or 165.9%, as compared to $84,000, for the three months ended September 28, 2018. The increase was primarily attributable to amortization for new machinery and equipment.

Total other income (expense) for the three months ended September 27, 2019 was expense of $11,840, reflecting an increase of $8,491, as compared to expense of $3,349, for the three months ended September 28, 2018.

The benefit from income taxes for the three months ended September 27, 2019 was $781,898, as compared to a provision of $480,461 for the three months ended September 28, 2018. The tax benefit recognized for the three months ended September 27, 2019 was attributable to the loss incurred for the period of $1,998,209. The tax provision of $480,461 for the three months ended September 28, 2018 was primarily attributable to income before income taxes of $1,426,765.

Six-months ended September 27, 2019 (As Restated) compared to six-months ended September 28, 2018

	Six-Months Ended
	As Restated		Period-to-
	September 27, 2019	September 28, 2018	Period Change

Revenue	$15,118,782	$15,641,182	$(522,400)

Operating expenses:
Cost of products sold	12,018,754	8,626,465	3,392,289
Selling, general and administrative	3,230,443	2,077,479	1,152,964
Depreciation and amortization	459,953	225,600	234,353
Total operating expenses	15,709,150	10,929,544	4,779,606
Operating (loss) income	(590,368)	4,711,638	(5,302,006)
Other income (expense):
Other income (expense)	16,874	3,162	13,712
Interest income (expense), net	(33,743)	(15,552)	(18,191)
Total other income (expense), net	(16,869)	(12,390)	(4,479)

(Loss) income before benefit from (provision for) income taxes	(607,237)	4,699,248	(5,306,485)
Benefit from (provision for) income taxes	300,459	(1,493,659)	1,794,118
Net (loss) income	$(306,778)	$3,205,589	$(3,512,367)

Revenue for the six months ended September 27, 2019 was $15,118,782, reflecting a decrease of $522,400, or 3.3% as compared to $15,641,182, for the six months ended September 28, 2018. The decrease in revenues was attributable to the completion of a large customer contract which was fulfilled by the end of the quarter ended June 29, 2018.

Cost of products sold for the six months ended September 27, 2019 was $12,018,754, reflecting an increase of $3,392,289 or 39.3%, as compared to $8,626,465, for the six months ended September 28, 2018. The increase was primarily attributable to higher production costs and true-up adjustments to inventory recorded during the three months ended September 27, 2019, in connection with the Company’s transition to its new enterprise reporting system.

Selling, general and administrative expenses for the six months ended September 27, 2019 was $3,230,443, reflecting an increase of $1,152,964, or 55.5%, as compared to $2,077,479, for the six months ended September 28, 2018. The increase was primarily attributable to stock-based compensation.

Depreciation and amortization for the six months ended September 27, 2019 was $459,953, reflecting an increase of $234,353, or 103.9%, as compared to $225,600, for the six months ended September 28, 2018. The increase was primarily attributable to amortization for new machinery and equipment.

Total other income (expense) for the six months ended September 27, 2019 was expense of $16,869, reflecting an increase of $4,479, as compared to expense of $12,390, for the six months ended September 28, 2018.

The benefit from income taxes for the six months ended September 27, 2019 was a benefit of $300,459 as compared to a provision of $1,493,659 for the six months ended September 28, 2018. The tax benefit recognized for the six months ended September 27, 2019 was attributable to the loss incurred for the period of $607,237. The tax provision of $1,493,659 for the six months ended September 28, 2018 was primarily attributable to income before income taxes of $4,699,248 for the period.

Three-months ended December 31, 2019 (As Restated) compared to three-months ended December 28, 2018

	Three-Months Ended
	As Restated		Period-to-
	December 31, 2019	December 28, 2018	Period Change

Revenue	$8,424,657	$5,977,835	$2,446,822

Operating expenses:
Cost of products sold	5,060,882	3,790,188	1,270,694
Selling, general and administrative	1,469,197	985,043	484,154
Depreciation and amortization	237,764	84,000	153,764
Total operating expenses	6,767,843	4,859,231	1,908,612
Operating income	1,656,814	1,118,604	538,210
Other income (expense):
Other income (expense)	6,025	5,417	608
Interest income (expense), net	(17,263)	(40,904)	23,641
Total other income (expense), net	(11,238)	(35,487)	24,249

Income before provision for income taxes	1,645,576	1,083,117	562,459
Provision for income taxes	(673,491)	(294,237)	(379,254)
Net income	$972,085	$788,880	$183,205

Revenue for the three months ended December 31, 2019 was $8,424,657, reflecting an increase of $2,446,822, or 40.9%, as compared to $5,977,835, for the three months ended December 28, 2018. The increase in revenues was attributable to increased marketing efforts and sales management support along with successful penetration into new markets.

Cost of products sold for the three months ended December 31, 2019 was $5,060,882, reflecting an increase of $1,270,694, or 33.5%, as compared to $3,790,188, for the three months ended December 28, 2018. The increase was primarily attributable to increases in revenue, payroll and related fringe costs.

Selling, general and administrative expenses for the three months ended December 31, 2019 was $1,469,197, reflecting an increase of $484,154, or 49.2%, as compared to $985,043, for the three months ended December 28, 2018. The increase was primarily attributable to an increase in general and administrative salaries.

Depreciation and amortization for the three months ended December 31, 2019 was $237,764, reflecting an increase of $153,764, or 183.1%, as compared to $84,000, for the three months ended December 28, 2018. The increase was primarily attributable to additional fixed assets put into service during the current quarter.

Total other income (expense) for the three months ended December 31, 2019 was expense of $11,238, reflecting a decrease of $24,249, as compared to expense of $35,487, for the three months ended December 28, 2018.

The provision for income taxes for the three months ended December 31, 2019 was $673,491 as compared to $294,237 for the three months ended December 28, 2018. The increase in the provision for the three months ended December 31, 2019 was principally attributable to the increase of $562,459 in income before income taxes to $1,645,576 as compared to $1,083,117 for the comparable period.

Nine-months ended December 31, 2019 (As Restated) compared to nine-months ended December 28, 2018

	Nine-Months Ended
	As Restated		Period-to-
	December 31, 2019	December 28, 2018	Period Change

Revenue	$23,542,266	$21,619,017	$1,923,249

Operating expenses:
Cost of products sold	17,078,463	12,415,830	4,662,633
Selling, general and administrative	4,699,640	3,063,345	1,636,295
Depreciation and amortization	697,717	309,600	388,117
Total operating expenses	22,475,820	15,788,775	6,687,045
Operating income	1,066,446	5,830,242	(4,763,796)
Other income (expense):
Other income	22,899	8,579	14,320
Interest income (expense), net	(51,006)	(56,456)	5,450
Total other income (expense), net	(28,107)	(47,877)	19,770

Income before provision for income taxes	1,038,339	5,782,365	(4,744,026)
Provision for income taxes	(373,032)	(1,787,896)	1,414,864
Net income	$665,307	$3,994,469	$(3,329,162)

Revenue for the nine months ended December 31, 2019 was $23,542,266, reflecting an increase of $1,923,249, or 8.9%, as compared to $21,619,017, for the nine months ended December 28, 2018. The increase in revenues was attributable to increased marketing efforts and sales management support along with successful penetration into new markets.

Cost of products sold for the nine months ended December 31, 2019 was $17,078,463, reflecting an increase of $4,662,633, or 37.6%, as compared to $12,415,830, for the nine months ended December 28, 2018. The increase was attributable in part to an 8.9% increase in revenue and in part to higher production costs and true-up adjustments to inventory recorded during the period, in connection with the Company’s transition to its new enterprise reporting system.

Selling, general and administrative expenses for the nine months ended December 31, 2019 was $4,699,640, reflecting an increase of $1,636,295, or 53.4%, as compared to $3,063,345, for the nine months ended December 28, 2018. The increase was primarily attributable to an increase in general and administrative salaries.

Depreciation and amortization for the nine months ended December 31, 2019 was $697,717, reflecting an increase of $388,117, or 125.4%, as compared to $309,600, for the nine months ended December 28, 2018. The increase was primarily attributable to additional fixed assets put into service during the current nine-month period.

Total other income (expense) for the nine months ended December 31, 2019 was expense of $28,107, reflecting a decrease of $19,770, as compared to expense of $47,877, for the nine months ended December 28, 2018.

The provision for income taxes for the nine months ended December 31, 2019 was $373,032 as compared to $1,787,896 for the nine months ended December 28, 2018. The decrease in the provision for the nine months ended December 31, 2019 was principally attributable to the decrease of $4,744,026 in income before income taxes to $1,038,339 as compared to $5,782,365 for the comparable period.

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

Interim Period Cash Flow Activities

This Annual Report includes summary financial cash flow information for the three-months ended June 30, 2021, June 30, 2020 and June 28, 2019, the six-months ended September 30, 2021, September 30, 2020 and September 27, 2019, and the nine-months ended December 31, 2021, December 31, 2020 and December 31, 2019. The following is a summary of the cash flow activities of the Company during each of those periods.

Cash Flow Activities for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table summarizes our cash flow activities for the three months ended June 30, 2021 and June 30, 2020:

	For the Three Months Ended		Period-to-
	June 30, 2021	June 30, 2020	Period Change

Net cash and cash equivalents provided by (used in):
Operating activities	$1,154,892	$1,876,048	$(721,156)
Investing activities	(34,121)	(257,040)	222,919
Financing activities	-	2,204,240	(2,204,240)
Net decrease in cash and cash equivalents	$1,120,771	$3,823,248	$(2,702,477)

Net cash provided by operating activities was $1,154,892 for the three months ended June 30, 2021, a decrease of $721,156, as compared to $1,876,048 for the fiscal quarter ended June 30, 2020. The decrease in cash provided by operating activities was primarily due to a decrease of $1,285,347 in other current liabilities, an increase of $773,387 in inventories and an increase of $512,272 for a non-cash charge for deferred income taxes, offset by a decrease of $1,833,138 in accounts receivable.

Net cash used in investing activities was $34,121 for the three months ended June 30, 2021, a decrease of $222,919, as compared to $257,040 for the fiscal quarter ended June 30, 2020. The decrease in cash used in investing activities was principally due to reduced investment in machinery and equipment during the period.

There was no net cash from financing activities for the three months ended June 30, 2021. Net cash provided by financing activities was $2,204,240 for the three months ended June 30, 2020 and consisted principally of proceeds from the PPP loan of $2,103,885.

Cash Flow Activities for the Six Months Ended September 30, 2021 Compared to the Six Months Ended September 30, 2020

The following table summarizes our cash flow activities for the six months ended September 30, 2021 and September 30, 2020:

	For the Six Months Ended		Period-to-
	September 30, 2021	September 30, 2020	Period Change

Net cash and cash equivalents provided by (used in):
Operating activities	$1,121,197	$2,293,234	$(1,172,037)
Investing activities	(412,158)	(557,938)	145,780
Financing activities	-	2,067,661	(2,067,661)
Net decrease in cash and cash equivalents	$709,039	$3,802,957	$(3,093,918)

Net cash provided by operating activities was $1,121,197 for the six months ended September 30, 2021, a decrease of $1,172,037, as compared to $2,293,234 for the six months ended September 30, 2020. The decrease in cash provided by operating activities was primarily due to a decrease of $1,873,709 in net income net of the non-cash gain on forgiveness of the PPP loan for the six months ended September 30, 2021, offset by an increase of $2,853,952 in cash provided by the change in accounts receivable.

Net cash used in investing activities was $412,158 for the six months ended September 30, 2021, a decrease of $145,780, as compared to $557,938, for the six months ended September 30, 2020. The decrease in cash used in investing activities was principally due to reduced investment in machinery and equipment during the period.

There was no net cash from financing activities for the six months ended September 30, 2021. Net cash provided by financing activities was $2,067,661 for the six months ended September 30, 2020 and consisted principally of proceeds from the PPP loan of $2,103,885.

Cash Flow Activities for the Nine Months Ended December 31, 2021 Compared to the Nine Months Ended December 31, 2020

The following table summarizes our cash flow activities for the nine months ended December 31, 2021 and December 31, 2020:

	For the Nine Months Ended		Period-to-
	December 31, 2021	December 31, 2020	Period Change

Net cash and cash equivalents provided by (used in):
Operating activities	$1,426,281	$3,587,979	$(2,161,698)
Investing activities	(2,215,159)	(648,316)	(1,566,843)
Financing activities	-	2,067,661	(2,067,661)
Net decrease in cash and cash equivalents	$(788,878)	$5,007,324	$(5,796,202)

Net cash provided by operating activities was $1,426,281 for the nine months ended December 31, 2021, a decrease of $2,161,698, as compared to $3,587,979 for the nine months ended December 31, 2020. The decrease in cash provided by operating activities was primarily due to a decrease of $3,114,690 in net income net of the non-cash gain on forgiveness of the PPP loan for the nine months ended December 31, 2021 and a decrease of $1,171,838 in stock-based compensation, offset by an increase of $1,438,902 in cash provided by the change in accounts receivable.

Net cash used in investing activities was $2,215,159 for the nine months ended December 31, 2021, an increase of $1,566,843, as compared to $648,316, for the nine months ended December 31, 2020. The increase in cash used in investing activities was principally due to purchases of equipment and leasehold improvements for our new Allentown, PA facility.

There was no net cash from financing activities for the nine months ended December 31, 2021. Net cash provided by financing activities was $2,067,661 for the nine months ended December 31, 2020 and consisted principally of proceeds from the PPP loan of $2,103,885.

Cash Flow Activities for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 28, 2019

The following table summarizes our cash flow activities for the three months ended June 30, 2020 and June 28, 2019:

	For the Three Months Ended		Period-to-
	June 30, 2020	June 28, 2019	Period Change

Net cash and cash equivalents provided by (used in):
Operating activities	$1,876,048	$(41,079)	$1,917,127
Investing activities	(257,040)	(260,239)	3,199
Financing activities	2,204,240	(334,306)	2,538,546
Net increase in cash and cash equivalents	$3,823,248	$(635,624)	$4,458,872

Net cash provided by operating activities was $1,876,048 for the three months ended June 30, 2020, an increase of $1,917,127, as compared to net cash used in operating activities of $41,079 for the fiscal quarter ended June 28, 2019. The increase in cash provided by operating activities was primarily due to increases of $1,495,072 and $871,685 in cash provided by accounts receivable by other current liabilities, respectively.

Net cash used in investing activities was $257,040 for the fiscal quarter ended June 30, 2020, a decrease of $3,199, as compared to $260,239 for the fiscal quarter ended June 28, 2019.

Net cash provided by financing activities was $2,204,240 for the three months ended June 30, 2020, an increase of $2,538,546, as compared to cash used of $334,306 for the three months ended June 28, 2019. The increase in cash provided by financing activities was due principally to proceeds from the PPP loan of $2,103,885.

Cash Flow Activities for the Six Months Ended September 30, 2020 Compared to the Six Months Ended September 27, 2019, As Restated

The following table summarizes our cash flow activities for the six months ended September 30, 2020 and September 27, 2019:

	For the Six Months Ended
		(As Restated)	Period-to-
	September 30, 2020	September 27, 2019	Period Change

Net cash and cash equivalents provided by (used in):
Operating activities	$2,293,234	$117,906	$2,175,328
Investing activities	(557,938)	(333,302)	(224,636)
Financing activities	2,067,661	(301,306)	2,368,967
Net increase in cash and cash equivalents	$3,802,957	$(516,702)	$4,319,659

Net cash provided by operating activities was $2,293,234 for the six months ended September 30, 2020, an increase of $2,175,238, as compared to $117,906 for the six months ended September 27, 2019. The increase in cash provided by operating activities was primarily due to an increase of $2,177,963 in net income.

Net cash used in investing activities was $557,938 for the six months ended September 30, 2020, an increase of $224,636, as compared to $333,302 for the six months ended September 27, 2019. The increase in cash used in investing activities was principally due to investment in machinery and equipment during the period.

Net cash provided by financing activities was $2,067,661 for the six months ended September 30, 2020, an increase of $2,368,967, as compared to net cash used in financing activities of $301,306 for the six months ended September 27, 2019. The increase in cash provided by financing activities was due principally to proceeds from the PPP loan of $2,103,885.

Cash Flow Activities for the Nine Months Ended December 31, 2020 Compared to the Nine Months Ended December 31, 2019, As Restated

The following table summarizes our cash flow activities for the nine months ended December 31, 2020 and December 31, 2019:

	For the Nine Months Ended
		(As Restated)	Period-to-
	December 31, 2020	December 31, 2019	Period Change

Net cash and cash equivalents provided by (used in):
Operating activities	$3,587,979	$1,329,093	$2,258,886
Investing activities	(648,316)	(468,815)	(179,501)
Financing activities	2,067,661	251,565	1,816,096
Net decrease in cash and cash equivalents	$5,007,324	$1,111,843	$3,895,481

Net cash provided by operating activities was $3,587,979 for the nine months ended December 31, 2020, an increase of $2,258,886, as compared to $1,329,093 for the nine months ended December 31, 2019. The increase in cash provided by operating activities was primarily due to an increase of $2,241,877 in net income.

Net cash used in investing activities was $648,316 for the nine months ended December 31, 2020, an increase of $179,501, as compared to $468,815, for the nine months ended December 31, 2019. The increase in cash used in investing activities was principally due to investment in additional machinery and equipment during the period.

Net cash provided by financing activities was $2,067,661 for the nine months ended December 31, 2020, an increase of $1,816,096, as compared to $251,565, for the nine months ended December 31, 2019. The increase in cash provided by financing activities was due principally to proceeds from the PPP loan of $2,103,885.

Cash Flow Activities for the Three Months Ended June 28, 2019 Compared to the Three Months Ended June 29, 2018

The following table summarizes our cash flow activities for the three months ended June 28, 2019 and June 29, 2018:

	For the Three Months Ended		Period-to-
	June 28, 2019	June 29, 2018	Period Change

Net cash and cash equivalents (used in) provided by:
Operating activities	$(41,079)	$973,416	$(1,014,495)
Investing activities	(260,239)	(57,433)	(202,806)
Financing activities	(334,306)	-	(334,306)
Net decrease in cash and cash equivalents	$(635,624)	$915,983	$(1,551,607)

Net cash used in operating activities was $41,079 for the fiscal quarter ended June 28, 2019, a decrease of $1,014,495, as compared to net cash provided of $973,416 for the fiscal quarter ended June 29, 2018. The decrease in cash provided by operating activities was primarily due to the decrease of $1,349,752 in net income.

Net cash used in investing activities was $260,239 for the fiscal quarter ended June 28, 2019, an increase of $202,806, as compared to $57,433 for the fiscal quarter ended June 29, 2018. The increase in cash used in investing activities was principally due to investments in machinery and equipment and leasehold improvements during the period.

Net cash used in financing activities was $334,406 for the fiscal quarter ended June 28, 2019, an increase of $334,306, as compared to none for the fiscal quarter ended June 29, 2018. The increase in cash used in financing activities was due to repayments in excess of advances under the accounts receivable financing arrangement.

Cash Flow Activities for the Six Months Ended September 27, 2019, As Restated, Compared to the Six Months Ended September 28, 2018

The following table summarizes cash flow activities for the six months ended September 27, 2019 and September 28, 2018:

	For the Six Months Ended
	(As Restated)		Period-to-
	September 27, 2019	September 28, 2018	Period Change

Net cash and cash equivalents provided by (used in):
Operating activities	$117,906	$3,006,129	$(2,888,223)
Investing activities	(333,302)	(325,894)	(7,408)
Financing activities	(301,306)	-	(301,306)
Net decrease in cash and cash equivalents	$(516,702)	$2,680,235	$(3,196,937)

Net cash provided by operating activities was $117,906 for the six months ended September 27, 2019, a decrease of $2,888,223, as compared to $3,006,129 for the six months ended September 28, 2018. The decrease in cash provided by operating activities was primarily due to a decrease of $3,512,367 in net income and an increase of $1,705,047 in accounts receivable, offset by a decrease of $2,900,602 in inventories.

Net cash used in investing activities was $333,302 for the six months ended September 27, 2019, an increase of $7,408, as compared to $325,894 for the six months ended September 28, 2018. The increase in cash used in investing activities was principally due to investment in machinery and equipment during the period.

Net cash used in financing activities was $301,306 for the six months ended September 27, 2019, an increase of $301,306, as compared to none for the six months ended September 28, 2018. The increase in cash provided by financing activities was due principally to repayments in excess of advances under the accounts receivable financing arrangement.

Cash Flow Activities for the Nine Months Ended December 31, 2019, As Restated, Compared to the Nine Months Ended December 28, 2018

The following table summarizes our cash flow activities for the nine months ended December 31, 2019 and December 28, 2018:

	For the Nine Months Ended
	(As Restated)		Period-to-
	December 31, 2019	December 28, 2018	Period Change

Net cash and cash equivalents provided by (used in):
Operating activities	$1,329,093	$5,981,283	$(4,652,190)
Investing activities	(468,815)	(528,088)	59,273
Financing activities	251,565	228,757	22,808
Net decrease in cash and cash equivalents	$1,111,843	$5,681,952	$(4,570,109)

Net cash provided by operating activities was $1,329,093 for the nine months ended December 31, 2019, a decrease of $4,652,190, as compared to $5,981,283 for the nine months ended December 28, 2018. The decrease in cash provided by operating activities was primarily due to a decrease of $3,329,162 in net income, an increase of $3,461,265 in accounts receivable, offset by a decrease of $1,525,216 in inventories.

Net cash used in investing activities was $468,815 for the nine months ended December 31, 2019, a decrease of $59,273, as compared to $528,088 for the nine months ended December 28, 2018. The decrease in cash used in investing activities was principally due to reduced investment in machinery and equipment during the period.

Net cash provided by financing activities was $251,565 for the nine months ended December 31, 2019, an increase of $22,808, as compared to $228,757 for the nine months ended December 28, 2018. The increase in cash provided by financing activities was due principally to a reduction of $181,192 in net proceeds from the accounts receivable arrangement, offset by proceeds of $204,000 from the exercise of stock options.

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

Item 8. Financial Statements and Supplementary Data

See our audited Financial Statements for the fiscal years ended March 31, 2022, 2021 and 2020 which follows Item 15 of this Amendment No.1 to the Original Form 10-K.

IEH CORPORATION

PART II

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).
3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).
4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).
4.2+	Description of Securities
10.1(†)	Agreement between the Company and Michael Offerman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on Form 8-K filed on September 4, 2009).
10.2(†)	2011 Equity Incentive Plan (filed as Exhibit A to definitive Proxy Statement dated August 31, 2011).
10.3(†)	2020 Equity Stock Based Compensation Plan (filed as Annex A to definitive Proxy Statement dated November 23, 2020).
10.5(†)	Amended and Restated Agreement between the Company and Robert Knoth, dated as of September 1, 2017 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on July 12, 2018).
10.6(†)	Employment Agreement between the Company and David Offerman, dated as of July 31, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).
10.7(†)	Employment Agreement between the Company and William H. Craig dated as of August 27, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2020).
10.8(†)	Employment Agreement between the Company and William H. Craig dated as of September 21, 2022 and effective as of July 1, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2022).
21+	Subsidiaries of the Company
23.1+	Consent of Marcum LLP
23.2*	Consent of Marcum LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Chief Executive Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*	The following information from the IEH Corporation’s Annual Report in Form 10-K for the fiscal year ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; and (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.
101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
+	Exhibits previously filed in connection with the Original Form 10-K.
++	Exhibits previously furnished in connection with the Original Form 10-K.
†	Indicates management contract or compensatory plan or arrangement.

IEH CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, IEH Corporation has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

IEH CORPORATION

By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	April 22, 2024
David Offerman,
Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and President

/s/ Subrata Purkayastha	April 22, 2024
Subrata Purkayastha,
Chief Financial Officer,
(Principal Financial Officer)

/s/ Allen Gottlieb	April 22, 2024
Allen Gottlieb, Director

/s/ Gerald E. Chafetz	April 22, 2024
Gerald E. Chafetz, Director

/s/ John Spiezio	April 22, 2024
John Spiezio, Director

/s/ Eric C. Hugel	April 22, 2024
Eric C. Hugel, Director

/s/ Brian Glenn	April 22, 2024
Brian Glenn, Director

/s/ Michael E. Rosenfeld	April 22, 2024
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

New York, NY

June 22, 2023, except for Note 15 of the financial statements, as to which the date is April 22, 2024.

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

Revenue Recognition (Continued)

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

As of March 31, 2022 there was no unrecognized compensation expense related to unamortized stock options.

Stock option activity

The following table provides the stock option activity:

		Weighted Avg.	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
		Grant Date	Exercise	Term	Value
	Shares	Fair Value	Price	(Years)	(in thousands)
Balance at March 31, 2019	185,000	$4.19	$6.05	7.75	$1,832
Granted	235,000	10.46	$14.72
Exercised	(47,783)	3.94	$6.59
Forfeited or Expired	-	-	-

Balance as of March 31, 2020	372,217	$8.18	$14.72	7.84	$934
Exercisable as of March 31, 2020	220,217	$6.47	$6.59

Granted	112,500	7.24	$13.84
Exercised	-	-	$-
Forfeited or Expired	(10,000)	7.22	15.10

Balance as of March 31, 2021	474,717	$7.98	$14.82	7.48	$1,858
Exercisable as of March 31, 2021	399,717	$7.48	$13.85

Granted	20,000	5.85	$12.18
Exercised	-	-	$-
Forfeited or Expired	(12,500)	7.41	15.10

Balance as of March 31, 2022	482,217	$7.91	$14.69	6.56	$865
Exercisable as of March 31, 2022	482,217	$7.91	$14.69

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

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

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

The following tables summarize the Company’s unaudited quarterly financial information for each of the three interim quarters for the fiscal years ended March 31, 2022, 2021 and 2020 (the sum of quarterly periods may not equal full-year amounts due to rounding):

Incorporated herein is expanded disclosure of the restatements of the quarterly information for the three and six-months ended September 27, 2019 and three and nine-months ended December 31, 2019.

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

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

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

SUMMARY OF SELECTED KEY QUARTERLY FOOTNOTE INFORMATION

Subsequent to the filing of the original Form 10-K as of and for the years ended March 31, 2022, 2021 and 2020 filed with the SEC on June 22, 2023, the Company determined to provide additional quarterly information within this quarterly financial information footnote. The additional quarterly footnote information provided includes disclosures regarding disaggregated revenue, both by geography and by industry; net income (loss) per share; components of inventory; components of other current liabilities; the (provision for) benefit provided by income taxes; the cash bonus plan; revenue concentrations; accounts receivable concentrations; and accounts payable concentrations.

Revenue Recognition

The Company will accept a return of defective products within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company will provide a replacement at its own cost. Historically, returns and repairs have not been material.

The Company’s disaggregated revenue by geographical location for the quarterly and year-to-date periods within the fiscal year ended March 31, 2020, as restated, is as follows:

	Three Months Ended June 28, 2019	(As Restated) Three Months Ended September 27, 2019	(As Restated) Six Months Ended September 27, 2019	(As Restated) Three Months Ended December 31, 2019	(As Restated) Nine Months Ended December 31, 2019
Domestic	$6,182,564	$6,169,481	$12,352,045	$6,908,219	$19,260,264
International	1,384,834	1,381,903	2,766,737	1,516,438	4,282,002
Total	$7,567,398	$7,551,384	$15,118,782	$8,424,657	$23,542,266

Approximately 38.8%, 51.3% and 58.9% of international revenues for the three months ended June 28, 2019, September 27, 2019, and December 31, 2019, respectively, represent revenues from customers located in China. Approximately 45.1% of international revenues for the six months ended September 27, 2019 represent revenues from customers located in China. Approximately 50.0% of international revenues for the nine months ended December 31, 2019 represent revenues from customers located in China.

The Company’s disaggregated revenue by industry as a percentage of total revenue for the quarterly and year-to-date periods within the fiscal year ended March 31, 2020, as restated, is as follows:

	Three Months Ended June 28, 2019	(As Restated) Three Months Ended September 27, 2019	(As Restated) Six Months Ended September 27, 2019	(As Restated) Three Months Ended December 31, 2019	(As Restated) Nine Months Ended December 31, 2019
Industry	%	%	%	%	%
Defense	57.8	57.8	57.8	65.0	60.3
Commercial Aerospace	24.7	25.1	24.9	19.3	22.9
Space	7.1	10.6	8.8	9.7	9.2
Other	10.4	6.5	8.5	6.0	7.6
Total	100.0	100.0	100.0	100.0	100.0

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

The Company’s disaggregated revenue by geographical location for the quarterly and year-to-date periods within the fiscal year ended March 31, 2021 is as follows:

	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Domestic	$6,649,646	$7,842,782	$14,492,428	$5,923,521	$20,415,949
International	1,615,440	1,695,697	3,311,137	2,474,002	5,785,139
Total	$8,265,086	$9,538,479	$17,803,565	$8,397,523	$26,201,088

Approximately 77.9%, 86.1% and 93.2% of international revenues for the three months ended June 30, 2020, September 30, 2020, and December 31, 2020, respectively, represent revenues from customers located in China. Approximately 82.1% of international revenues for the six months ended September 30, 2020 represent revenues from customers located in China. Approximately 86.9% of international revenues for the nine months ended December 31, 2020 represent revenues from customers located in China.

The Company’s disaggregated revenue by industry as a percentage of total revenue for the quarterly and year-to-date periods within the fiscal year ended March 31, 2021 is as follows:

	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Industry	%	%	%	%	%
Defense	59.3	73.2	66.8	49.3	61.2
Commercial Aerospace	24.2	12.5	17.9	29.3	21.6
Space	8.6	11.6	10.2	14.6	11.6
Other	7.9	2.7	5.1	6.8	5.6
Total	100.0	100.0	100.0	100.0	100.0

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

The Company’s disaggregated revenue by geographical location for the quarterly and year-to-date periods within the fiscal year ended March 31, 2022 is as follows:

	Three Months Ended June 30, 2021	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021
Domestic	$4,571,993	$5,132,645	$9,704,638	$4,653,930	$14,358,568
International	1,938,584	1,429,227	3,367,811	1,160,202	4,528,013
Total	$6,510,577	$6,561,872	$13,072,449	$5,814,132	$18,886,581

Approximately 82.7%, 70.6% and 70.2% of international revenues for the three months ended June 30, 2021, September 30, 2021, and December 31, 2021, respectively, represent revenues from customers located in China. Approximately 77.5% of international revenues for the six months ended September 30, 2021 represent revenues from customers located in China. Approximately 75.7% of international revenues for the nine months ended December 31, 2021 represent revenues from customers located in China.

The Company’s disaggregated revenue by industry as a percentage of total revenue for the quarterly and year-to-date periods within the fiscal year ended March 31, 2022 is as follows:

	Three Months Ended June 30, 2021	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021
Industry	%	%	%	%	%
Defense	56.4	57.5	57.0	61.9	58.5
Commercial Aerospace	14.3	12.8	13.5	12.8	13.3
Space	21.5	18.5	20.0	17.8	19.3
Other	7.8	11.2	9.5	7.5	8.9
Total	100.0	100.0	100.0	100.0	100.0

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

Net Income (Loss) Per Share

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” earnings per share. Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) for the reporting period.

Basic and diluted net income (loss) per common share is calculated as follows:

		As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	June 28, 2019	September 27, 2019	September 27, 2019	December 31, 2019	December 31, 2019
Net Income (Loss)	$909,533	$(1,216,311)	$(306,778)	$972,085	$665,307
Basic earnings per common share	$0.39	$(0.52)	$(0.13)	$0.41	$0.29
Diluted earnings per share	$0.37	$(0.52)	$(0.13)	$0.35	$0.25
Weighted average number of common shares outstanding - basic	2,323,000	2,328,000	2,326,000	2,349,000	2,334,000
Dilutive effect of options to the extent that such options are determined to be in the money for the period	117,000	-	117,000	420,000	282,000
Weighted average number of common shares outstanding - diluted	2,440,000	2,328,000	2,443,000	2,769,000	2,616,000

	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2020	September 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
Net Income	$474,237	$1,396,948	$1,871,185	$1,035,999	$2,907,184
Basic earnings per common share	$0.20	$0.59	$0.79	$0.44	$1.23
Diluted earnings per share	$0.19	$0.57	$0.76	$0.42	$1.18
Weighted average number of common shares outstanding - basic	2,370,251	2,370,251	2,370,251	2,370,251	2,370,251
Dilutive effect of options to the extent that such options are determined to be in the money for the period	85,162	87,709	86,468	89,290	88,035
Weighted average number of common shares outstanding - diluted	2,455,413	2,457,960	2,456,719	2,459,541	2,458,286

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2021	September 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
Net Income (Loss)	$2,343,588	$(242,227)	$2,101,361	$(204,982)	$1,896,379
Basic earnings per common share	$0.99	$(0.10)	$0.89	$(0.09)	$0.80
Diluted earnings per share	$0.95	$(0.10)	$0.86	$(0.09)	$0.77
Weighted average number of common shares outstanding - basic	2,370,251	2,370,251	2,370,251	2,370,251	2,370,251
Dilutive effect of options to the extent that such options are determined to be in the money for the period	101,326	-	86,002	-	79,019
shares outstanding - diluted	2,471,577	2,370,251	2,456,253	2,370,251	2,449,270

Inventories

Inventories are comprised of the following:

	As of
	June 28, 2019	(As Restated) September 27, 2019	(As Restated) December 31, 2019
Raw materials	$7,067,310	$8,056,904	$9,189,771
Work in progress	2,802,290	1,575,910	1,567,723
Finished goods	2,174,641	314,229	416,625
Allowance for obsolete inventory	-	-	-
	$12,044,241	$9,947,043	$11,174,119

	As of
	June 30, 2020	September 30, 2020	December 31, 2020
Raw materials	$8,929,850	$8,064,148	$9,048,653
Work in progress	1,499,966	1,970,948	2,061,933
Finished goods	471,550	792,105	569,287
Allowance for obsolete inventory	(225,000)	(225,000)	(225,000)
	$10,676,366	$10,602,201	$11,454,873

	As of
	June 30, 2021	September 30, 2021	December 31, 2021
Raw materials	$7,221,808	$7,160,611	$7,443,465
Work in progress	2,082,759	1,289,654	1,511,886
Finished goods	928,418	1,071,754	675,263
Allowance for obsolete inventory	(211,000)	(211,000)	(211,000)
	$10,021,985	$9,311,019	$9,419,614

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

Other Current Liabilities

Other current liabilities are comprised of the following:

	As of
	June 28, 2019	(As Restated) September 27, 2019	(As Restated) December 31, 2019
Payroll and vacation accruals	$865,971	$603,028	$775,492
Sales commissions	93,527	64,154	67,637
Line of credit	204,060	502,059	1,173,359
Other current liabilities	-	2,508	8,799
	$1,163,558	$1,171,749	$2,025,287

	As of
	June 30, 2020	September 30, 2020	December 31, 2020
Payroll and vacation accruals	$1,031,716	$641,845	$412,719
Sales commissions	79,790	64,766	64,499
Other current liabilities	614,779	88,525	34,686
	$1,726,285	$795,136	$511,904

	As of
	June 30, 2021	September 30, 2021	December 31, 2021
Payroll and vacation accruals	$634,818	$497,869	$469,822
Sales commissions	58,186	41,959	56,716
Other current liabilities	18,851	22,129	41,873
	$711,855	$561,957	$568,411

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

Income Taxes

The Company’s (provision for) benefit from income taxes for the quarterly and year-to-date periods within the fiscal year ended March 31, 2020 is as follows:

The provision for income taxes for the three months ended June 28, 2019 was $481,439, reflecting a decrease of $531,759, as compared to $1,013,198 for the three months ended June 29, 2018. The decrease was primarily attributable to lower income before income taxes for the three months ended June 28, 2019 of $1,390,972, as compared to $3,272,483 for the three months ended June 29, 2018.

The benefit from income taxes for the three months ended September 27, 2019 was a benefit of $781,898, as compared to a provision of $480,461 for the three months ended September 28, 2018. The tax benefit recognized for the three months ended September 27, 2019 was attributable to the loss before income taxes incurred for the period of $1,998,209. The tax provision of $480,461 for the three months ended September 28, 2018 was primarily attributable to income before income taxes of $1,426,765.

The benefit from income taxes for the six months ended September 27, 2019 was a benefit of $300,459 as compared to a provision of $1,493,659 for the six months ended September 28, 2018. The tax benefit recognized for the six months ended September 27, 2019 was attributable to the loss before income taxes incurred for the period of $607,237. The tax provision of $1,493,659 for the six months ended September 28, 2018 was primarily attributable to income before income taxes of $4,699,248 for the period.

The provision for income taxes for the three months ended December 31, 2019 was $673,491 as compared to $294,237 for the three months ended December 28, 2018. The increase in the provision for the three months ended December 31, 2019 was principally attributable to the increase of $562,459 in income before income taxes to $1,645,576 as compared to $1,083,117 for the comparable period.

The provision for income taxes for the nine months ended December 31, 2019 was $373,032 as compared to $1,787,896 for the nine months ended December 28, 2018. The decrease in the provision for the nine months ended December 31, 2019 was principally attributable to the decrease of $4,744,026 in income before income taxes to $1,038,339 as compared to $5,782,365 for the comparable period.

The Company’s (provision for) benefit from income taxes for the quarterly and year-to-date periods within the fiscal year ended March 31, 2021 is as follows:

The provision for income taxes for the three months ended June 30, 2020 was $140,856, reflecting a decrease of $340,583 as compared to $481,439 for the three months ended June 28, 2019. The decrease was primarily attributable to a lower level of income before income taxes in the three months ended June 30, 2020, as compared to the prior period.

The provision for income taxes for the three months ended September 30, 2020 was $414,916, as compared to a benefit of $781,898 for the three months ended September 27, 2019. The change was primarily attributable to a lower level of income before income tax in the 2019 period, as compared to the 2020 period.

The provision for income taxes for the six months ended September 30, 2020 was a provision of $555,772, as compared to a benefit of $300,459 for the six months ended September 27, 2019. The change was primarily attributable to a lower level of income before income tax in the 2019 period, as compared to the 2020 period.

The provision for income taxes for the three months ended December 31, 2020 was $307,800, reflecting a decrease of $365,691 or 54.3%, as compared to $673,491 for the three months ended December 31, 2019. The decrease was primarily attributable to a lower income tax rate, net of federal benefit in 2021 as compared to 2020.

The provision for income taxes for the nine months ended December 31, 2020 was $863,572, reflecting an increase of $490,540 as compared to $373,032 for the nine months ended December 31, 2019. The increase was primarily attributable to an increase in income before income tax for the nine months ended December 31, 2020, as compared to the prior year period.

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

The Company’s (provision for) benefit from income taxes for the quarterly and year-to-date periods within the fiscal year ended March 31, 2022 is as follows:

The provision for income taxes for the three months ended June 30, 2021 was $97,904, reflecting a decrease of $42,952 as compared to $140,856 for the three months ended June 30, 2020. The decrease was primarily attributable to a lower effective income tax rate for the three months ended June 30, 2021, on account of the effect of the $2,103,885 gain on forgiveness of debt, which was not subject to income tax.

The benefit from income taxes for the three months ended September 30, 2021 was a benefit of $69,914, as compared to a provision of $414,916 for the three months ended September 30, 2020. The change was primarily attributable to a decrease in income before income taxes.

The provision for income taxes for the six months ended September 30, 2021 was $27,990, reflecting a decrease of $527,782 or 95.0%, as compared to $555,772 for the six months ended September 30, 2020. The decrease was primarily attributable to a lower effective income tax rate in fiscal year ended 2022, as the debt forgiveness of the PPP loan was not subject to income tax.

The benefit from income taxes for the three months ended December 31, 2021 was a benefit of $59,164, as compared to a provision of $307,800 for the three months ended December 31, 2020. The change was primarily attributable to a decrease in income before income taxes.

The benefit from income taxes for the nine months ended December 31, 2021 was a benefit of $31,174, as compared to a provision of $863,572 for the nine months ended December 31, 2020. The change was primarily attributable to a lower effective income tax rate in fiscal year ended 2022, as the debt forgiveness of the PPP loan was not subject to income tax, as well as a lower level of income before income taxes.

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

The Company’s accrued bonus and bonus expense as of and for the quarterly and year-to-date periods within the fiscal year ended March 31, 2020 is as follows:

As of June 28, 2019, September 27, 2019 and December 31, 2019, the Company’s accrued bonus was $755,920, $516,212 and $555,992, respectively. Bonus expense recorded for the three months ended June 28, 2019 was $100,500. Bonus expense recorded for the three and six months ended September 27, 2019 was $100,500 and $201,000, respectively. Bonus expense recorded for the three and nine months ended December 31, 2019 was $100,500 and $301,500, respectively.

The Company’s accrued bonus and bonus expense as of and for the quarterly and year-to-date periods within the fiscal year ended March 31, 2021 is as follows:

As of June 30, 2020, September 30, 2020 and December 31, 2020, the Company’s accrued bonus was $81,855, $156,909, and $261,540, respectively. Bonus expense recorded for the three months ended June 30, 2020 was $136,255. Bonus expense recorded for the three and six months ended September 30, 2020 was $136,255 and $272,510, respectively. Bonus expense recorded for the three and nine months ended December 31, 2020 was $136,255 and $408,765, respectively.

The Company’s accrued bonus and bonus expense as of and for the quarterly and year-to-date periods within the fiscal year ended March 31, 2022 is as follows:

As of June 30, 2021, September 30, 2021 and December 31, 2021, the Company’s accrued bonus was $109,542, $210,042, and $308,542, respectively. Bonus expense recorded for the three months ended June 30, 2021 was $100,500. Bonus expense recorded for the three and six months ended September 30, 2021 was $100,500 and $201,000, respectively. Bonus expense recorded for the three and nine months ended December 31, 2021 was $100,500 and $301,500, respectively.

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

Concentrations

The Company’s customer revenue concentrations for the quarterly and year-to-date periods within the fiscal year ended March 31, 2020 is as follows:

During the three months ended June 28, 2019, two customers accounted for 30.6% of the Company’s revenue, each represented 16.5% and 14.1%, respectively.

During the three months ended September 27, 2019, two customers accounted for 29.7% of the Company’s revenue, each represented 15.8% and 13.9%, respectively. During six months ended September 27, 2019, three customers accounted for 37.9% of the Company’s revenue, each represented 16.1%, 11.2% and 10.6%, respectively.

During three months ended December 31, 2019, three customers accounted for 41.0% of the Company’s revenue, each represented 17.3%, 12.9% and 10.8%, respectively. During nine months ended December 31, 2019, three customers accounted for 39.0% of the Company’s revenue, each represented 15.0%, 13.0% and 11.0%, respectively.

The Company’s customer revenue concentrations for the quarterly and year-to-date periods within the fiscal year ended March 31, 2021 is as follows:

During three months ended June 30, 2020, one customer accounted for 15.4% of the Company’s revenue.

During three months ended September 30, 2020, one customer accounted for 30.6% of the Company’s revenue. During six months ended September 30, 2020, one customer accounted for 23.5% of the Company’s revenue.

During three months ended December 31, 2020, three customers accounted for 36.1% of the Company’s revenue, each represented 13.1%, 12.5% and 10.5%, respectively. During nine months ended December 31, 2020, one customer accounted for 18.8% of the Company’s revenue.

The Company’s customer revenue concentrations for the quarterly and year-to-date periods within the fiscal year ended March 31, 2022 is as follows:

During three months ended June 30, 2021, three customers accounted for 44.6% of the Company’s revenue, each represented 16.6%, 16.6% and 11.4%, respectively.

During three months ended September 30, 2021, two customers accounted for 22.9% of the Company’s revenue, each represented 11.5% and 11.4%, respectively. During six months ended September 30, 2021, three customers accounted for 38.4% of the Company’s revenue, each represented 14.0%, 13.0% and 11.4%, respectively.

During three months ended December 31, 2021, three customers accounted for 47.5% of the Company’s revenue, each represented 19.0%, 17.9% and 10.6%, respectively. During nine months ended December 31, 2021, three customers accounted for 41.2% of the Company’s revenue, each represented 14.8%, 13.4% and 13.0%, respectively.

The Company’s customer accounts receivable concentrations as of the quarterly periods ending June 28, September 27 and December 31, 2019 is as follows:

As of June 28, 2019, three customers accounted for 43.3% of accounts receivable, each represented 22.4%, 10.8% and 10.1%, respectively. As of September 27, 2019, two customers accounted for 34.5% of accounts receivable, each represented 23.2% and 11.3%, respectively. As of December 31, 2019, two customers accounted for 33.8% of accounts receivable, each represented 19.4% and 14.4%, respectively.

The Company’s customer accounts receivable concentrations as of the quarterly periods ending June 30, September 30 and December 31, 2020 is as follows:

As of June 30, 2020, one customer accounted for 19.2% of accounts receivable. As of September 30, 2020, one customer accounted for 28.2% of accounts receivable. As of December 31, 2020, two customers accounted for 27.3% of accounts receivable, each represented 16.3% and 11.0%, respectively.

IEH CORPORATION
Notes to Financial Statements

Note 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued):

The Company’s customer accounts receivable concentrations as of the quarterly periods ending June 30, September 30 and December 31, 2021 is as follows:

As of June 30, 2021, two customers accounted for 29.6% of accounts receivable, each represented 16.7% and 12.9%, respectively. As of September 30, 2021, two customers accounted for 21.3% of accounts receivable, each represented 11.0% and 10.3%, respectively. As of December 31, 2021, two customers accounted for 28.2% of accounts receivable, each represented 17.2% and 11.0%, respectively.

The Company’s vendor accounts payable concentrations as of the quarterly periods ending June 28, September 27 and December 31, 2019 is as follows:

As of June 28, 2019, two vendors accounted for 50.7% of accounts payable, each represented 28.7% and 22.0%, respectively. As of September 27, 2019, four vendors accounted for 97.5% of accounts payable, each represented 38.9%, 22.9%, 17.9% and 17.8%, respectively. As of December 31, 2019, four vendors accounted for 80.8% of accounts payable, each represented 23.9%, 21.4%, 18.0% and 17.5%, respectively.

The Company’s vendor accounts payable concentrations as of the quarterly periods ending June 30, September 30 and December 31, 2020 is as follows:

As of June 30, 2020, two vendors accounted for 81.3% of accounts payable, each represented 70.5% and 10.8%, respectively. As of September 30, 2020, four vendors accounted for 49.4% of accounts payable, each represented 16.8%, 11.5%, 10.6% and 10.5%, respectively. As of December 31, 2020, two vendors accounted for 67.8% of accounts payable, each represented 52.5% and 15.3%, respectively.

The Company’s vendor accounts payable concentrations as of the quarterly periods ending June 30, September 30 and December 31, 2021 is as follows:

As of June 30, 2021, two vendors accounted for 22.5% of accounts payable, each represented 11.8% and 10.7%, respectively. As of September 30, 2021, two vendors accounted for 66.7% of accounts payable, each represented 48.4% and 18.3%, respectively. As of December 31, 2021, there are no vendors that accounted for 10% of accounts payable.