Form 10-K
period 2024-03-31
IEH Corp
filed 2024-06-14
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2023, based on a closing price of $8.05 was approximately $9,912,000.

As of June 14, 2024, the registrant had 2,380,251 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

IEH CORPORATION

Cautionary Statements Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factor Summary” below, “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, and may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; accounting estimates and assumptions; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to successfully prevent our registration with the U.S. Securities and Exchange Commission (the “SEC”) from being suspended or revoked; our ability to operate our accounting systems effectively; our ability to protect intellectual property; our ability to integrate our satellite facility into our operations; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and

●	other risks, including those described in the “Risk Factors” section of this Annual Report on Form 10-K.

ii

IEH CORPORATION

PART I

Item 1.	Business:

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

We are a family managed business, as Louis’ great-grandson, Mr. David Offerman, is the President and Chief Executive Officer, and we believe that we still manufacture the highest quality products for the most demanding environments. But most importantly, we are always looking ahead. We are committed to developing new technology that meets the demands of our fast-paced customers, and we are steadfast about always exceeding our customers’ expectations.

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

For the fiscal years ended March 31, 2024 and 2023, approximately 60.6% and 56.3%, respectively, of the Company’s sales were for defense applications, 27.3% and 25.7%, respectively, for commercial aerospace, and 12.1% and 18.0%, respectively, for commercial space launch, medical, oil and gas and industrial markets.

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

Marketing and Sales:

The market for connectors and interconnect devices, domestic and worldwide, is highly fragmented as a result of the manufacture by many companies of a multitude of different types and varieties of connectors and interconnects. For example, connectors include: printed wiring board, rectangular I/O, circular, planar coaxial, IC socket and fiber optic. The Company has been servicing a niche in the market by manufacturing connectors containing Hyperboloid contact designs in the printed wiring board style of connectors.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. During the year ended March 31, 2024, two customers accounted for 29.9% of the Company’s net revenues, each represented 17.5% and 12.4%, respectively. During the year ended March 31, 2023, there was no individual customer whose revenue was 10% or more of the Company’s net revenues.

The Company currently employs 21 independent sales organizations to market its products in all regions in the United States as well as in Canada, the European Union (“EU”), Southeast Asia, Central Asia and the Middle East. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 78% of the Company’s net sales for the fiscal year ended March 31, 2024 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 8.5% and 14.8% of net sales for the fiscal years ended March 31, 2024 and 2023, respectively. Approximately 19.4% and 39.8% of the aforementioned international net sales for fiscal years ended March 31, 2024 and 2023, respectively, represent sales to customers located in China.

We also market our products and capabilities through our website, www.iehcorp.com. Our product series HBH Hybrid Power/Signal Hyperboloid Connectors, has a configuration tool that allows users to build their own hybrid connector and download 3D models to incorporate into their modules.

Backlog of Orders/Capital Requirements:

Our customers typically enter into supply arrangements for the purchase of our products which we will produce and deliver over time. On an as-needed basis, our customers place specific production orders, and these orders are generally filled and shipped within twelve weeks. Our backlog consists of supply arrangements where the anticipated unfulfilled shipping dates are within approximately twelve months. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. The backlog amounted to approximately $18,285,600 at March 31, 2024 as compared to $13,724,000 at March 31, 2023. The increase in total backlog as of March 31, 2024 compared with the previous year is primarily due to increases in defense customer demand, driven in large part by the increased demand for defense programs that IEH participates in.

A portion of these backlog orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling these orders.

Forward Looking Business Trends:

Our operations are subject to global economic and geopolitical risks. For example, while the Company does not have a presence in these regions, the ongoing and evolving conflicts in Eastern Europe and the Middle East have impacted economic activity as well as the availability and price of raw materials and energy. The Company continues to actively monitor these factors and find ways to mitigate the impact on its operations.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

The primary basis upon which the Company competes is product performance and production capabilities. The Company usually receives job orders after submitting bids pursuant to customer-issued specifications for connectors and interconnects. The Company’s bid can be for a new item that requires the item to perform under harsh environment requirements or it can be for a standard catalog item. The Company also offers engineering services to its customers in designing and developing connectors for specialized products and specific customer applications. This enables the Company to receive a competitive advantage over those companies who basically manufacture connectors based solely or primarily on catalog specifications.

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

However, any delay in the Company’s ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs. In anticipation of such delays, the Company carries an inventory of raw materials and component parts to avoid shortages and to insure continued production. However, as global supply chains continue to be constrained, there can be no certainty that we will not be affected in the future, and we believe that there is risk that raw materials and supply chains will continue to be affected in fiscal year 2025 and beyond in part due to global political uncertainty.

Additionally, inflationary pressures have been impacting virtually all aspects of our materials and suppliers, including power prices and labor costs, and are likely to impact our fiscal year 2025 results.

Human Capital Management:

Our employees are our greatest resource and an integral component to our operations. Their health, safety and well-being are a priority for us.

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

As of March 31, 2024, we employed 155 people of which 154 are full-time employees. Most of the employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the “Union”), which expired on March 31, 2024. The Company and the Union have been negotiating a new collective bargaining agreement and on April 8, 2024 the Company and the Union signed a Memorandum of Understanding setting forth the principal terms of a new three-year collective bargaining agreement. The Company and the Union ratified the three-year bargaining agreement on June 10, 2024.

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

Governmental Regulations:

The Company is subject to federal regulations, principally under the Occupational Safety and Health Act (“OSHA”), Defense Supply Command Columbus (“DSCC”) and the Defense Logistics Agency (“DLA”).

OSHA provides federal guidelines and specifications to companies in order to insure the health and safety of employees.

DSCC oversees the quality and specifications of products and components manufactured and sold to the government and the defense industry. DSCC’s primary customer is the U.S. military. Many of our products appear on DLA Qualified Products Listing (“QPL”). To remain qualified, the Company submits its products to an outside testing laboratory approved by DLA which performs all required testing. After review by the Company of the testing results, the data is then submitted to DLA. The Company and its products are only approved and remain on the QPL if the Company has passed all testing requirements. Although DLA continuously requires suppliers to meet changing specifications, the Company has not encountered any significant problems meeting such specifications and its products have, in the past, been approved. The Company is unaware of any changes in the governmental regulations which are expected to materially affect the Company’s business.

The Company is also subject to various laws and governmental regulations concerning environmental matters. Compliance with these federal, state, and local laws and regulations related to protection of the environment has had no material effect on our business.

Available Information

Our website is www.iehcorp.com. On our website we make available at no cost our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The information contained on our website is not a part of this Annual Report on Form 10-K and not incorporated by reference herein.

Item 1A.	Risk Factors:

In evaluating our Company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations or future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. The material and other risks and uncertainties summarized in this Annual Report on Form 10-K and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Statements Concerning Forward-Looking Statements”.

Risks Related to Our Business:

We operate in a niche industry and our business results may vary from year to year depending upon, among other things, the nature of the ordering cycle of our products which makes it hard to predict demand for our business and may adversely impact our business and results of operations.

We manufacture PCB connector offerings for specialized applications and our customers include defense contractors, commercial aerospace equipment manufacturers, medical device manufacturers, oil and gas exploration firms, and commercial space launch companies. Our products are typically a small part in a larger end product used by our customers. Supply shortages or other factors impacting third party suppliers that supply different parts to our customers for use in the same end product in which our product is used can impact demand for our products. In addition, due to the specialized nature of our products, we often manufacture limited quantities of our products. Since we are producing customized products in smaller quantities, we are not able to achieve economies of scale, unable to obtain bulk discounts on our orders for raw materials and sometimes the fulfillment is delayed because our suppliers may prioritize larger orders. All of these factors may have an adverse impact on our business and results of operations.

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

During the year ended March 31, 2024, two customers accounted for 29.9% of the Company’s net revenues, each represented 17.5% and 12.4%, respectively. During the fiscal year ended March 31, 2023, there was no individual customer whose revenue was 10% or more of the Company’s net revenues. We believe that the loss of one or more of our larger customers could have a material adverse effect on our financial position and results of operations.  We have experienced significant concentrations of customers in prior years. Furthermore, factors that negatively impact the businesses of our major customers could materially and adversely affect us even if the customer represents a relatively small part of our net sales.

We may need additional financing in the future and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our production or business efforts.

Although we have sufficient working capital in the short term, we may need to raise additional capital in connection with our continuing operations through the debt or equity markets in the future. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our business efforts. Any capital raising efforts would also be impacted by our ongoing administrative proceeding with the SEC pursuant to Section 12 (j) of the Exchange Act instituted on August 17, 2022, and whether the SEC suspends for up to twelve months, or revokes, the registration of our securities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from macroeconomic conditions or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with partners or others and we may be required to relinquish rights to some of our intellectual property or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we are unable to obtain funding on a timely basis, our business, financial condition and results of operations may be materially affected.

Our past failures to prepare and timely file our periodic reports with the SEC may limit our access to the public markets to raise debt or equity capital.

We did not file our Quarterly and Annual Reports for the years ended March 31, 2022 and March 31, 2021 and the related quarterly periods until we filed a Form 10-K for these periods on June 22, 2023. The Quarterly and Annual Reports for the fiscal year ended March 31, 2023 and the related quarterly periods were not filed until October 6, 2023. On November 30, 2023, we filed our quarterly reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023. Since November 30, 2023, we have been current in our Exchange Act periodic reporting obligations. We are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regain and maintain status as a current and timely filer. If we wish to pursue an offering now, we would be required to conduct the offering on an exempt basis, such as in accordance with Section 4(a)(2) of the Securities Act or Regulation D promulgated there under, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

Our results of operations may be materially adversely impacted by difficulties in obtaining raw materials, supplies, power, labor and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices paid. Many of these materials and components are produced by a limited number of suppliers and their availability to us may be constrained by supplier capacity.  In recent periods, we have seen the impacts of inflation drive up costs of materials and labor significantly. Any material disruption to or continuing increases in prices of our raw materials and other resources could materially adversely affect our financial results.  Profit margins will be materially and adversely impacted if we are not able to reduce our costs of production, introduce technological innovations, or pass through cost increases to customers.

We may be subject to work stoppages at our facilities or those of our principal customers and suppliers, which could seriously impact the profitability of our business.

Our unionized workforce and those of our customers and suppliers may experience work stoppages during collective bargaining agreement negotiations. The Company and the Union have been negotiating a new collective bargaining agreement as the current agreement expired on March 31, 2024. On April 8, 2024, the parties signed a Memorandum of Understanding setting forth the principal terms of a new collective bargaining agreement. The Company and the Union ratified the three-year bargaining agreement on June 10, 2024.

In the future, if we are unable to negotiate an acceptable new agreement with the Union, upon expiration of an existing contract, we could experience a strike or work stoppage, which could seriously impact the profitability of our business. Contingency plans have been developed that would allow production to continue in the event of a strike but we cannot guarantee the effectiveness of such plans.

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

Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. We cannot assure you that we will be able to retain them. The loss of one or several key employees could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of Company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

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

Accounting Related Risks and Other Factors:

Management had previously identified and disclosed material weaknesses within our internal control over financial reporting, which may lead to additional risks and uncertainties, including stockholder lawsuits or other actions, loss of investor confidence and negative impacts on our stock price. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.

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

As of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our internal controls over financial reporting and disclosure controls and procedures were effective. However, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management and the accuracy of our financial statements and disclosures, result in events of default under our banking agreements, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our business and financial condition.

Efforts to comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. In the event that we are unable to maintain or achieve compliance with the applicable provisions of Section 404 of the Sarbanes-Oxley Act and related rules, we may incur significant and additional expenses for remedial efforts that may negatively impact our financial performance and such process may result in a diversion of management’s time and attention. As a result, we and the market price of our common stock may be adversely affected.

We identified certain misstatements to our previously issued financial statements and have restated the financial statements described below, which has exposed us to a number of additional risks and uncertainties.

On June 22, 2023, we filed our Annual Report on Form 10-K for the fiscal years ended March 31, 2022, 2021, and 2020. Included therein, we reported that we had restated our previously issued audited financial statements for the fiscal year ended March 31, 2020 and our interim financial statements for the quarterly periods ended September 27, 2019 and December 31, 2019. We further reported that these restatements were in connection with the Company’s migration to its then new accounting system, including the reconciliation of the old and new systems.

As a result of the misstatements and the restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses, including risks of lawsuits. Any actions, lawsuits or other legal proceedings related to the misstatements or the restatement could result in reputational harm, legal defense and other costs, regardless of the outcome of the lawsuit or proceeding. In addition, we are at risk for loss of investor confidence, loss of key employees, changes in management or our Board of Directors (the “Board of Directors” or the “Board”) and other reputational issues, all of which could have a material adverse effect on our business, financial position and results of operations.

The Board of Directors, members of management, and our accounting and other staff previously has spent significant time on the restatement and remediation and will continue to devote significant time on monitoring and enhancing control activities related to our internal control over financial reporting.

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

RISKS RELATED TO THE COMPANY’S PREVIOUS LATE PERIODIC FILINGS AND THE RELATED SEC’S ADMINISTRATIVE PROCEEDING PURSUANT TO SECTION 12(j)

As a result of the Company’s previous late periodic filings, on August 17, 2022, the SEC instituted an administrative proceeding pursuant to Section 12(j) of the Exchange Act to determine whether it is appropriate to suspend for up to twelve months or alternatively to revoke the registration of the Company’s common stock. IEH conducted a prehearing conference with the SEC’s staff, filed an Opposition Brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and although we are now current in our periodic reporting to the SEC and we have filed a Reply in Support of our Motion for Summary Disposition, the ultimate outcome of the administrative proceeding may be adverse to the Company, and may result in the suspension or revocation of the registration of our common stock.

Since November 30, 2023, we have been current in our Exchange Act periodic reporting obligations. Previously, however, the Company was delinquent in its periodic reporting obligations and as a result the SEC instituted administrative proceedings on August 17, 2022 (the “Order”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock. On October 3, 2022, we filed an answer to the Order and on October 13, 2022, we conducted a prehearing conference with SEC staff in the Division of Enforcement. On March 1, 2023 the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. On December 22, 2023, the Company filed a Cross-Motion for Summary Disposition after the Company cured all of its delinquencies and the SEC’s Division of Enforcement filed an opposition to the Company’s Cross-Motion for Summary Disposition on February 21, 2024. On March 4, 2024, the Company filed a Reply in Support of its Motion for Summary Disposition. The Commission will issue a decision on the basis of the record in the proceeding. The Company cannot at this time predict the timing of a decision by the Commission or the outcome of such decision. The Company intends to remain current in its periodic reporting to the SEC. In addition, the Company intends to vigorously defend against the allegations in the Order to avoid possible suspension or revocation of the registration of its common stock. If the SEC issues a final order to suspend or revoke the registration of the Company’s common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making a market in, publishing quotations of, or otherwise effecting transactions with respect to, such common stock until, in the case of suspension, the lifting of such suspension, or, in the case of a revocation, the Company files a new registration statement with the SEC under the Exchange Act and that registration statement is declared effective. As a result, public trading of the Company’s common stock would cease and investors would find it extraordinarily difficult to acquire or dispose of the Company’s common stock or obtain accurate price quotations for the Company’s common stock, which could result in a significant decline in the value of the Company’s stock. In addition, the Company’s business may be adversely impacted, including, without limitation, an adverse impact on the Company’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives.

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

Following its review of periodic reports (including, but not limited to, this Annual Report) filed with the SEC, the staff of the SEC may request that the Company make changes to its reporting of financial information contained in such periodic reports, potentially requiring amendments to our financial information or other disclosure. Although not requested by the SEC staff, on April 22, 2024, the Company filed an amendment to the Annual Report on Form 10-K for the fiscal year ended March 31, 2022 in response to certain observations made by the SEC staff in connection with the Section 12(j) administrative proceeding.

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

As a public company listed in the U.S., we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder. Our management team may not successfully or efficiently manage being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. Operating a public company requires significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition. For example, the requirements of these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required and, as a result, management’s attention may be diverted from other business concerns. The costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations.

In order to satisfy our obligations as a public company, we must hire, retain and train qualified accounting and financial personnel with appropriate public company experience. Failure to do so may result in increased costs and additional risks in connection with the quality of our financial reporting.

As a public company, we need to establish and maintain effective disclosure and financial controls and adhere to certain corporate governance practices. We need to hire, retain and train accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and retain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from other business concerns.

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

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 31, 2024 traded as low as $5.20 and as high as $10.00 per share and during the fiscal year ended March 31, 2023, our stock price traded as low as $6.20 per share and as high as $12.50 per share. Fluctuations may be exaggerated since the trading volume is and would likely be volatile, limited, and sporadic. These fluctuations may or may not be based upon any business or operating results. We cannot assure you that your investment in our common stock will not decline.

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

Gail Offerman and Dave Offerman, our Chief Executive Officer, (the “Offerman Investors”) beneficially own approximately 46.5% of our common stock as of June 14, 2024, and will generally vote together as a single class on matters submitted to a vote of our shareholders. As a result, the Offerman Investors may exert substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. In addition, the Offerman Investors and their affiliates exercise significant influence over the operations of our Company because the Company has been a business led by the Offerman family for generations. These shareholders may make decisions that are adverse to your interests.

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

Since 2020, we have been operating on a new perpetual accounting system, SAP’s Business One system along with an add-on inventory and production module, Beas Manufacturing (“SAP System”) in order to improve our financial reporting. Since implementation, we have been engaged in a multi-year process to refine the functionality of the SAP System, most significantly around the accounting for inventory and costs of products sold. We have identified the causes of the errors that led to the restatement of previously reported financials and have made enhancements to the SAP System to remediate those causes. There remains further work to improve and optimize the SAP System, and that work is ongoing. Any deficiency in further re-design of the SAP System could negatively impact the quality of our financial data and may result in inaccurate financials or delays in our periodic reports with the SEC, which may have a material adverse effect on our business, financial condition or results of operations.

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

We are also impacted by changes in trade policy. In recent years, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs. Changes to current policies by the U.S. or other governments could affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with other countries. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes, including changes and uncertainty as a result of the upcoming U.S. presidential election, could increase market volatility and currency exchange rate fluctuations. Market volatility and currency exchange rate fluctuations could have a material adverse effect on our business, financial condition, results of operations or cash flows. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s trading relationships.

A number of other economic and geopolitical factors both in the United States and abroad could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, such as:

●	a global or regional economic slowdown in any of the Company’s market segments;

●	postponement of spending, in response to tighter credit, financial market volatility and other factors;

●	effects of significant changes in economic, monetary and fiscal policies in the United States and abroad including significant income tax changes, currency fluctuations and inflationary pressures;

●	rapid material escalation of the cost of regulatory compliance and litigation;

●	changes in government policies and regulations affecting the Company or its significant customers or suppliers;

●	employment regulations and local labor conditions, including increases in employment costs;

●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;

●	longer payment cycles;

●	credit risks and other challenges in collecting accounts receivable; and

●

Ongoing conflicts between Russia and Ukraine since February 2022, which have impacted economic activity as well as the availability and price of raw materials and energy and the conflict between Israel and Hamas in Gaza since October 7, 2023, the effect of which on world markets is still to be determined.

Our results of operations and financial condition have been and may in the future be adversely impacted by epidemics or pandemics.

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of disruption to the regional, state and local economies in which we offer our products. The COVID-19 pandemic caused changes in customer behavior, as well as economic disruptions. Although consumer activity has improved since the start of the pandemic and government restrictions have been lifted in the United States, recovery varies globally and the pandemic and its effects continue to evolve. Supply chain issues, inflationary pressures, the emergence of new variants and the reinstatement and subsequent lifting of restrictions and health and safety related measures in response to the emergence of new variants have contributed in the past to the volatility of ongoing recovery. We are unable to predict the future path or impact of any global or regional COVID-19 resurgences, including existing or future variants, or other public health crises that may arise. The reinstatement and subsequent lifting of these measures may occur periodically, which could adversely affect our business, operations and financial condition, as well as the business, operations and financial conditions of our customers and suppliers.

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

We serve customers in the United States and abroad, with a sales presence in over 40 countries. Sales outside of the United States are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we sell our products could result in the disruption of commerce and negatively impact cash flows from our operations in those areas. Risks inherent in our international operations include, among others:

●	COVID-19-related closures and other pandemic-related uncertainties in the countries in which we operate;

●	Import and export regulations that could erode profit margins or restrict exports;

●	Foreign exchange controls and tax rates;

●	Foreign currency exchange rate fluctuations, including devaluations;

●	Changes in regional and local economic conditions, including local inflationary pressures;

●	Difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

●	Variations in protection of intellectual property and other legal rights;

●	Inability or regulatory limitations on our ability to move goods across borders;

●	Changes in laws and regulations, including the laws and policies of the United States affecting trade, tariffs and foreign investment;

●	Restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, trade wars, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

●	Unsettled political conditions and possible terrorist attacks against U.S. or other interests; and

●	Political tensions and armed conflict, such as the ongoing wars in Eastern Europe and the Middle East.

If we are unable to anticipate and effectively manage these and other risks, it could have a material and adverse effect on our business, our results of operations and financial condition.

We are the primary source for various commercial and aerospace applications in certain parts of Asia and Europe. There is always a risk of being second sourced by domestic manufacturers, and trade tensions or nationalizing supply chains adversely impacting our business.

Sales to customers located outside the U.S. accounted for approximately 8.5% and 14.8% of our revenue in the fiscal years ended March 31, 2024 and March 31, 2023, respectively. We expect that revenue from international sales will continue to be a significant part of our total revenue. Any weakness in the domestic economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. In addition, there is a risk that manufacturers in Asia and Europe may compete with us and replace us. The imposition by the U.S. of tariffs on goods imported from overseas, countermeasures imposed in response, U.S. export restrictions on sales of products to certain overseas countries and other government actions that restrict or otherwise adversely affect our ability to sell our products may have a material adverse impact on our business. In addition, we may be subject to rules and regulations or the jurisdiction of other governmental agencies that may adversely affect our rights and obligations. In the event of a dispute, we will likely be subject to the exclusive jurisdiction of foreign courts.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our securities will be indirectly affected by the foreign exchange rate between the U.S. dollar and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the U.S. dollar relative to these foreign currencies would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 60.6% and 56.3% of the Company’s net revenues for the fiscal years ended March 31, 2024 and 2023, respectively, came from sales to the defense market. The Company participates in a broad spectrum of defense programs. Accordingly, the Company’s sales are affected by changes in the defense budgets and policies of the U.S. government. A significant decline in U.S. government defense expenditures for programs in which we participate could have an adverse effect on the Company’s business, financial condition and results of operations. U.S. government expenditures are also subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products.

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

Item 1B.	Unresolved Staff Comments:

Not Applicable.

Item 1C.	Cyber Security

All companies utilizing technology are subject to the risk of breaches of or unauthorized access to their computer systems. The Company maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The Audit Committee of our Board of Directors and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats and incidents. Our policies, processes and procedures include, among other things, external penetration testing using an experienced third-party company conducted every three years; a cybersecurity incident response and recovery plan; periodic and ongoing security awareness training for employees; the use of several comprehensive vulnerability analysis systems to evaluate software vulnerabilities both internally and externally; and mechanisms to detect and monitor unusual network activity. The Company also requires that all third-party vendors that have access to or handle sensitive information undergo a risk-based vendor security assessment. We also maintain controls and procedures that are designed to promptly escalate certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and our Board of Directors in a timely manner. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective.

Our cyber risk management program is based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Our cybersecurity risks are identified and addressed through a comprehensive, cross- functional approach. The Company’s Vice President of Engineering is primarily responsible for the implementation of defense capabilities and risk mitigation strategies in connection with the Company’s information security and cybersecurity risks. The Company’s Vice President of Engineering, in coordination with the Company’s senior management, works collaboratively across the Company to implement the cyber risk management program. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the Company’s Vice President of Engineering and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee of the Board of Directors when appropriate.

Our Audit Committee takes the lead on behalf of our Board of Directors in monitoring risk management, which includes overseeing the Company’s management of its cybersecurity and data privacy. The Audit Committee meets on a quarterly basis with our Vice President of Engineering, General Counsel and Chief Financial Officer, who provide quarterly reports concerning the Company’s information security and cybersecurity risks.

Although we have not been materially impacted by any cybersecurity incident to date, we are subject to cybersecurity threats, as discussed in Item 1A. Risk Factors, including in the risk factor entitled “Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.”

Item 2.	Properties:

The Company renewed its lease for its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York on December 1, 2020, and entered into a 10 year lease agreement extension, running through November 30, 2030. The lease is approximately 20,400 square feet of space, of which it is estimated that 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations. The basic minimum annual rental payments remaining on this lease is $2,062,935 as of March 31, 2024.

The Company entered into a lease on January 29, 2021 for a building at 200 Cascade Drive, Bldg. 2, Suite H, Allentown, PA 18109 running through March 30, 2028. The lease is approximately 28,800 square feet of space, of which it is estimated that 4,800 square feet are used as executive and administrative offices and 24,000 square feet are used for its manufacturing and testing operations. The basic minimum annual rental payments remaining on this lease is $1,035,473 as of March 31, 2024.

Item 3.	Legal Proceedings:

There are no legal proceedings that have occurred within the past year concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

On August 17, 2022, the SEC issued an Order Instituting Administrative Proceedings and Notice of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the administrative proceeding is for the Commission to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months, or revoke the registration of each class of securities of the Company registered pursuant to Section 12 of the Exchange Act. The Company filed an answer to the Order on October 3, 2022 and on October 13, 2022 we conducted a prehearing conference with SEC staff in the Division of Enforcement. On March 1, 2023 the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. On December 22, 2023, the Company filed a Cross-Motion for Summary Disposition. The SEC’s Division of Enforcement filed an opposition to the Company’s Cross-Motion for Summary Disposition on February 21, 2024. On March 4, 2024, the Company filed a Reply in Support of its Motion for Summary Disposition. The SEC will issue a decision on the basis of the record in the proceeding.

On March 19, 2024, William H. Craig, the former Chief Financial Officer and Treasurer of the Company, filed a lawsuit against the Company in the U.S. District Court for the Eastern District of New York related to Mr. Craig’s resignation as an executive officer of the Company. Mr. Craig alleged claims for defamation, prima facie tort and permanent mandatory injunction. The Company intends to defend itself vigorously against plaintiff’s claims and does not believe that the litigation’s ultimate disposition or resolution will have a material adverse effect on the Company’s financial position, results of operations or liquidity. It is impossible to predict the outcome at this time.

Item 4.	Mine Safety Disclosures:

Not applicable.

IEH CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities:

Principal Market:

Beginning on September 28, 2021, as a result of the SEC’s amendments to Exchange Act Rule 15c2-11 which requires listed companies to be current in their SEC periodic reports or provide alternative information, trading in the Company’s shares of common stock is in accordance with the OTC Pink Sheet No Information tier and transactions are limited to the “Expert” market. As a result, broker dealer firms are not able to provide stock quotes for the Company’s common stock. Persons who hold our common stock or wish to purchase our common stock will have to contact their brokers directly in order to buy or sell shares. Prior to September 28, 2021, on March 22, 2019, the Company’s shares of common stock (the “common stock”) commenced trading exclusively on the OTCQX Marketplace. Prior to March 22, 2019, the common stock was traded exclusively on the OTCQB Marketplace commencing on March 17, 2017. The shares are quoted under the ticker symbol “IEHC”. Investors are able to view real-time quotes at http://www.otcmarkets.com. Because we are currently quoted on the OTC Pink Sheet, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

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

	High Bid	Low Bid
Fiscal Year ended March 31, 2023
April 1, 2022 – June 30, 2022	$12.50	$12.15
July 1, 2022 – September 30, 2022	$12.25	$10.50
October 1, 2022 – December 31, 2022	$10.50	$6.50
January 1, 2023 – March 31, 2023	$10.00	$6.20

Fiscal Year ended March 31, 2024
April 1, 2023 – June 30, 2023	$7.20	$5.75
July 1, 2023 – September 30, 2023	$8.65	$7.25
October 1, 2023 – December 31, 2023	$10.00	$7.60
January 1, 2024 – March 31, 2024	$7.85	$5.20

Holders:

The number of record holders of the Company’s common stock as of June 14, 2024 was 173. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans:

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Recent Sales of Unregistered Securities:

None.

Issuer Purchases of Equity Securities:

None

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

Our customers consist of OEM (Original Equipment Manufacturers) and distributors who resell our products to OEMs. We sell our products directly and through 21 independent sales representatives and distributors located in all regions of the United States, Canada, the European Union, Southeast Asia, Central Asia and the Middle East.

The customers we service are in the Defense, Aerospace, Space, Medical, Oil and Gas, Industrial, Test Equipment and Commercial Electronics markets. We appear on the Military DLA Qualified Product Listing (“QPL”) MIL-DTL-55302 and supply customer requested modifications to this specification.

The customers we service by industry as a percentage of total revenue is provided below:

	For the Fiscal Years Ended March 31,
	2024	2023
Industry	%	%
Defense	60.6	56.3
Commercial Aerospace	27.3	25.7
Space	7.8	9.4
Other	4.3	8.6

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

Worldwide Supply Chain Disruptions

Worldwide supply chain disruptions, which were initially brought about by the impact of the COVID-19 pandemic, have persisted despite the recovery in the global economy and financial markets. The Company has experienced longer lead times for raw materials and has experienced raw material cost increases compared to prior fiscal years. These and other issues resulting from worldwide supply chain disruptions, including the conflicts in Eastern Europe and the Middle East, are expected to continue into fiscal 2025 and could continue to have a material adverse effect on the Company’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

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

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies is presented within the footnotes to the financial statements presented within this Annual Report.

Revenue Recognition

Pursuant to Accounting Standards Codification (“ASC”) ASC Topic 606, “Revenue from Contracts with Customers,” revenue represents the amount received or receivable for goods and services supplied by the Company to its customers. The Company recognizes revenue and the related cost of products sold when the performance obligations are satisfied. The performance obligations are typically satisfied upon shipment of physical goods. In addition to the satisfaction of the performance obligations, the following conditions are required for revenue recognition: an arrangement exists, there is a fixed price, and collectability is reasonably assured.

The Company does not offer any discounts, credits or other sales incentives. Historically, the Company believes that it has had no collection issues with its customer base. The Company’s policy with respect to customer returns and allowances as well as product warranty is as follows:

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

The Company records a liability when receiving cash in advance of delivering goods or services to the customer. This liability is offset against the receivable recognized when those goods or services are delivered. Deposits from customers were $882,525 and $20,639, as of March 31, 2024 and 2023, respectively.

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

Stock-Based Compensation Expense

Stock-based compensation expense is recognized in the Statement of Operations over the vesting term of the equity-based award. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. When the terms of an equity-based award provide for immediate vesting, the fair value of the equity based award is expensed immediately. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option, which, for options granted in fiscal 2024 and 2023, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2024 and 2023. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0% based on the fact that we have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

Results of Operations:

Annual Results of Operations

Comparison of the Years Ended March 31, 2024 and March 31, 2023:

The following table summarizes our results of operations for the fiscal years ended March 31, 2024 and March 31, 2023:

	For the Fiscal Years Ended March 31,		Period-to-Period
	2024	2023	Change
Revenue	$21,524,544	$19,136,890	$2,387,654

Operating expenses:
Cost of products sold	18,257,621	18,395,865	(138,244)
Selling, general and administrative	6,156,191	5,519,278	636,913
Depreciation and amortization	871,619	1,034,559	(162,940)
Total operating expenses	25,285,431	24,949,702	335,729
Operating loss	(3,760,887)	(5,812,812)	2,051,925
Other income (expense):
Other income	-	85,231	(85,231)
Interest income (expense), net	126,694	31,037	95,657
Total other income (expense), net	126,694	116,268	10,426

Loss before benefit from (provision for) income taxes	(3,634,193)	(5,696,544)	2,062,351
Benefit from (provision for) income taxes	717,291	(806,380)	1,523,671
Net loss	$(2,916,902)	$(6,502,924)	$3,586,022

Revenue for the fiscal year ended March 31, 2024 was $21,524,544, reflecting an increase of $2,387,654, or 12.5%, as compared to $19,136,890 for the fiscal year ended March 31, 2023. The increase in revenues was primarily due to an increase in orders from our defense customers due to renewed spending by the US Government on defense programs that IEH participates in. Fiscal 2024 also witnessed steady increases in revenue in commercial aerospace, generally, as consumer aviation traffic has returned to pre COVID-19 levels.

Cost of products sold for the fiscal year ended March 31, 2024 was $18,257,621 reflecting a decrease of $138,244, or 0.8%, as compared to $18,395,865 for the fiscal year ended March 31, 2023. The decrease was principally attributable to changes in product mix and more effective absorption of overhead with increased product volume.

Selling, general and administrative expenses for the fiscal year ended March 31, 2024 was $6,156,191, reflecting an increase of $636,913, or 11.5%, as compared to $5,519,278 for the fiscal year ended March 31, 2023. The increase was primarily attributable to stock-compensation expense and accounting and consulting fees, offset by a decrease in legal expenses.

Depreciation and amortization for the fiscal year ended March 31, 2024 was $871,619, reflecting a decrease of $162,940, or 15.8%, as compared to $1,034,559 for the fiscal year ended March 31, 2023. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets.

Total other income for the fiscal year ended March 31, 2024 was $126,694, reflecting an increase of $10,426, as compared to $116,268 for the fiscal year ended March 31, 2023. The increase was primarily attributable to an increase in interest income earned on our cash and cash equivalents.

Benefit from (provision for) income taxes for the fiscal year ended March 31, 2024 was a benefit of $717,291, as compared to a provision of $806,380 for the fiscal year ended March 31, 2023. The benefit for the fiscal year ended March 31, 2024 was principally attributable to adjustments to prior years’ federal, state and local income taxes. The provision for the fiscal year ended March 31, 2023 was primarily attributable to fully impairing the deferred income tax assets, net, as of June 30, 2022. As such, for the fiscal year ended March 31, 2023, the effect of recording a full valuation allowance resulted in an income tax provision of $806,380.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the fiscal year ended March 31, 2024, our primary sources of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements in fiscal 2025 and into fiscal year 2026, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and interest rates, and the conflicts between Russia and Ukraine and the Middle East have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of March 31, 2024, our cash balance was $6,139,823. For the fiscal year ended March 31, 2024, we recorded a net loss of $2,916,902. As of March 31, 2024, we had working capital of $18,295,711.

Our principal source of liquidity is cash flows generated by operating activities and cash reserves.

Cash Flow Activities for the Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023

The following table summarizes our cash flow activities for the fiscal years ended March 31, 2024 and March 31, 2023:

	For the Fiscal Years Ended March 31,		Period-to-Period
	2024	2023	Change

Cash flow (used in) provided by
Operating activities	$(1,914,265)	$(3,785,051)	$1,870,786
Investing activities	(347,168)	(545,514)	198,346
Financing activities	56,550	-	56,550
Decrease in cash and cash equivalents	$(2,204,883)	$(4,330,565)	$2,125,682

Net cash used in operating activities was $1,914,265 for the fiscal year ended March 31, 2024, a decrease of $1,870,786, as compared to $3,785,051 for the fiscal year ended March 31, 2023. The period over period improvement in cash from operating activities of $1,870,786 was primarily due to the decrease in net loss of $2,062,351, increase in customer advance payments of $939,132 offset by decreases in accounts receivable of $981,327, corporate income taxes receivable of $848,708 and deferred income taxes, net of $806,380.

Net cash used in investing activities was $347,168 for the fiscal year ended March 31, 2024, a decrease of $198,346, as compared to a use of $545,514 for the fiscal year ended March 31, 2023. The decrease in cash used in investing activities during the fiscal year ended March 31, 2024 was due to certain fixed assets being fully amortized at end of Fiscal Year 2023.

Net cash provided by financing activities was $56,550 for the fiscal year ended March 31, 2024. This represents the proceeds from the exercise of stock options by a former director of the Company. There were no financing activities during fiscal year ended March 31, 2023.

Backlog of Orders

Our customers typically enter into supply arrangements for the purchase of our products which we will produce and deliver over time. On an as-needed basis, our customers place specific production orders, and these orders are generally filled and shipped within twelve weeks. Our backlog consists of supply arrangements where the anticipated unfulfilled shipping dates are within approximately twelve months. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. The backlog amounted to approximately $18,285,600 at March 31, 2024 as compared to $13,724,000 at March 31, 2023. The increase in total backlog as of March 31, 2024 compared with the previous year is primarily due to increases in defense customer demand.

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

See our audited Financial Statements for the fiscal years ended March 31, 2024 and 2023 which follows Item 16 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. As of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our internal controls over financial reporting and disclosure controls and procedures were effective.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules, which permit us to provide only management’s report in this Annual Report on Form 10-K.

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

(c) Changes in Internal Controls Over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of March 31, 2024, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class
David Offerman	49	Chairman of the Board of Directors, President and Chief Executive Officer	II

Subrata Purkayastha	42	Chief Financial Officer and Treasurer

Allen Gottlieb	82	Director	II

Gerald E. Chafetz	80	Director	II

Eric C. Hugel	53	Director	I

Michael E. Rosenfeld	40	Director	I

John P. Spiezio	60	Director	I

Brian J. Glenn	44	Director	I

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. As of March 31, 2024, the Board of Directors consisted of seven (7) members divided into two classes with four Class I Members (Mr. Hugel, Mr. Spiezio, Mr. Rosenfeld and Mr. Glenn) and three Class II Members (Mr. Offerman, Mr. Gottlieb and Mr. Chafetz). Effective August 1, 2023, John P. Spiezio was elected to fill the vacancy created by the resignation of Dr. Sonia Marciano. On October 11, 2023, Mr. Brian Glenn was elected by the Board of Directors to fill a newly-created seventh directorship.

The Company currently has two executive officers: Mr. David Offerman, President and Chief Executive Officer, and Ms. Subrata Purkayastha, the Treasurer and Chief Financial Officer. All officers are selected by and serve at the discretion of the Board of Directors.

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

Subrata Purkayastha. On October 26, 2023, the Company promoted Subrata Purkayastha from interim Chief Financial Officer to permanent Chief Financial Officer and executed a new employment agreement with her effective as of November 1, 2023. Previously, on May 19, 2023, the Company appointed Subrata Purkayastha as its Interim Chief Financial Officer and Treasurer. Ms. Purkayastha’s appointment became effective on May 19, 2023. Ms. Purkayastha has served as Controller of the Company since November 2021. Prior to joining the Company, from January 2019 to May 2021, Ms. Purkayastha served as Controller of Sprouts Foods, Inc., a producer and distributor of premium organic foods intended for babies and toddlers. From July 2017 to January 2019, Ms. Purkayastha served as Accounting Manager at Sprouts Foods, Inc. where she provided timely and accurate financial reporting to the Chief Executive Officer and Chief Financial Officer and private equity partners. Prior to Sprout Foods Inc., from July 2015 to June 2017, Ms. Purkayastha served as Accounting Manager of Champions Oncology, Inc., a publicly-traded company engaged in the development of advanced technology solutions and services to personalize the development of oncology drug development. Ms. Purkayastha holds a Bachelor of Science in Accounting from Carson-Newman University in Jefferson City, Tennessee and also received a Master’s in Arts degree with a focus in International Banking and Finance from Fordham University. Ms. Purkayastha is also a Certified Public Accountant.

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

Michael E. Rosenfeld has been a member of the Company’s Board of Directors since 2018. He is a co-founder, Principal, and Chief Operating Officer at Olive Tree Holdings, a real estate investment firm headquartered in New York City specializing in the acquisition, management and transformation of multifamily communities across dynamically growing markets within the U.S. Olive Tree Holdings leverages the significant entrepreneurial and operational strength of its team to devise business plans that dramatically increase the value of its owned assets and maximize risk-adjusted returns for its investors. To date, the firm has amassed a lifetime portfolio value of $2 billion and has acquired and transformed over 17,000 units of workforce and affordable housing units across 9 states. From 2013-2016 he was Vice President and Chief of Staff at Bert E. Brodsky & Associates, Inc., a private investment firm with a diverse multi-industry portfolio of owned companies. Prior to that from 2006-2013, he served as Vice President of Business Development of Mobile Health Management Services, Inc., a subsidiary of Bert Brodsky & Associates, Inc. Mr. Rosenfeld received his Bachelor of Arts in Political Science from Emory University in 2006, and his Master of Business Administration (MBA) in Corporate Finance from the New York University Stern School of Business in 2016. We believe Mr. Rosenfeld’s expertise in finance and accounting along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

John P. Spiezio, appointed on August 1, 2023, has extensive experience in the aerospace and defense industries. After studying Economics, Computer Science, and Mathematics at Marquette University, he returned to New York and began his 33-year career as the third-generation leader at Hicksville Machine Works, Inc. (“HMW”), a supplier to prime aerospace & defense contractors throughout North America and Europe as well as the Department of Defense directly. Over that time he gained extensive experience in operations, business development, and governance of a business operating in this specialized industry. After HMW was sold in 2019, Mr. Spiezio worked, from March 2019 to April 2021, for a private equity firm engaged in building a vertically integrated company that could produce and supply entire integrated systems to the aerospace and defense industries. Mr. Spiezio serves on the corporate boards of MicroMetl Corporation and GRC Reality. Mr. Spiezio is also currently the Chairman of ADDAPT, an industry group focused on defense and aerospace suppliers based in New York State. Mr. Spiezio possesses significant expertise about the aerospace and defense industries and the markets in which we compete and as a Board member will be able to provide us with the benefits of such knowledge. In addition, his extensive executive leadership qualities and knowledge strengthens the Board’s collective qualifications, skills and experience.

Brian J. Glenn. Mr. Glenn was elected to the Board of Directors of the Company in October 2023 to fill a newly created directorship previously authorized by the Board. Mr. Glenn will serve an initial term expiring at the Company’s next annual meeting to be held and until his successor has been duly elected and qualified. Mr. Glenn currently serves as the Chief Investment Officer for Premier Path Wealth Partners, an independent SEC-registered investment advisory firm in Madison, New Jersey. Premier Path Wealth Partners manages more than $800 million in assets on behalf of business owners, high net worth families, trusts, and charities. In 2018, Mr. Glenn founded Olcott Square Investment Partners, an investment firm with a focus on companies that demonstrate durable advantages and secular growth prospects. From 2008 to 2018, Mr. Glenn worked at W.R. Huff Asset Management, an investment firm that employed a rigorous, primary research process managing concentrated investment strategies across the capital structure, where he helped steer investments in public equities, high-yield bonds, and leveraged loans. Mr. Glenn graduated from the College of New Jersey with a Bachelor of Science in Business Administration and earned his Master in Business Administration from Massachusetts Institute of Technology’s Sloan School of Management. Mr. Glenn holds the designation of Chartered Financial Analyst and is a member of the CFA Society, New York. The Board has determined that Mr. Glenn is an “independent director” in accordance with the listing standards of the OTC Pink Market. The Board appointed Mr. Glenn to the Audit Committee. He brings to our Board his experience in the capital markets and his background adds an important capability to the Board, and strengthens the Board’s collective qualifications, skills, and experience.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. The Company believes that during the fiscal year ended March 31, 2024, all reports for the Company’s executive officers and directors that were required to be filed under Section 16 of the Exchange Act were filed on a timely basis except (i) six (6) reports reporting an award of 5,000 non-qualified options to each of Allen Gottlieb, Gerald Chafetz, Eric Hugel, Michael Rosenfield, John Spiezio and Brian Glenn; and (ii) one report reporting an award of 15,000 non-qualified options to Subrata Purkayastha.

Director Independence; Meetings of Directors; Corporate Governance; Committees of the Board

Our Board of Directors currently consists of seven individuals. Six of our directors are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 31, 2024, our Board of Directors held nine meetings, the Audit Committee held five meetings, and the Compensation Committee met on one occasion and took action by unanimous written consent on four occasions.

During the fiscal year ended March 29, 2019, our Board of Directors approved the formation of an audit committee and a compensation committee, and each committee would initially have three (3) members consisting of independent directors. On October 11, 2023, the Board nominated the following directors to each such committee: (i) Audit Committee – Eric C. Hugel (Chair), John P. Spiezio and Brian J. Glenn; and (ii) Compensation Committee – Gerald Chafetz (Chair), Allen Gottlieb and Michael E. Rosenfeld. Each of these Board committees has a written charter approved by the Board of Directors.

For the fiscal year ended March 31, 2024, a general description of the duties of the committees were as follows:

Audit Committee. Our Audit Committee acts to: (i) review with management the finances, financial condition and interim financial statements of the Company; (ii) review with our independent registered public accounting firm the quarterly and year-end financial statements; (iii) review implementation with the independent registered public accounting firm and management any action recommended by the independent registered public accounting firm; and (iv) engage, retain and terminate our independent registered public accounting firm. Mr. Hugel, the Chair of the Audit Committee was also designated as our Audit Committee Financial Expert. On August 1, 2023, the Board appointed Mr. John P. Spiezio to its Audit Committee. On October 11, 2023, the Board appointed Mr. Glenn to the Audit Committee.

During the fiscal year ended March 31, 2024, all of the members of our Audit Committee were “independent” within the definition of that term as provided by NASDAQ rules.

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

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 31, 2024 and March 31, 2023, respectively, for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
David Offerman	2024	486,022	-	-	-	486,022
Chief Executive Officer, President	2023	474,000	75,000	-	-	549,000

Subrata Purkayastha(3)	2024	216,904	-	97,750	-	314,654
Chief Financial Officer

William H. Craig(4)	2024	30,877	-	-	-	30,877
Chief Financial Officer	2023	245,000	-	-	-	245,000

(1)	Amounts reported in this column reflect the base salaries earned during the applicable year.

(2)	Amounts reported in this column are related to the Cash Bonus Plan that was adopted in 1987.

(3)	Ms. Purkayastha was appointed to the position of Interim Chief Financial Officer and Treasurer effective May 19, 2023 and promoted to permanent Chief Financial Officer and Treasurer effective November 1, 2023.

(4)	Mr. Craig resigned his employment with the Company, effective May 17, 2023. His options expired unexercised.

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

Subrata Purkayastha – Employment Agreement

On October 26, 2023, the Company agreed to promote Subrata Purkayastha from interim Chief Financial Officer to permanent Chief Financial Officer and to execute a new employment agreement effective as of November 1, 2023. Her new employment agreement is substantially similar to her then existing employment agreement, dated as of June 1, 2023 except as follows: (i) the term of the new employment agreement shall be for three years commencing November 1, 2023 and expiring October 31, 2026; (ii) her annual salary shall be $250,000; and (iii) she is being granted 25,000 options to purchase the Company’s common stock at an exercise price of $8.00 per share.

She will also be eligible to receive a bonus based on performance targets and other key objectives established by the Compensation Committee of the Board of Directors of the Company. The employment agreement further provides for the payment of severance pay and continued participation in health and welfare plans for up to 12 months in the case of termination without cause. Ms. Purkayastha is subject to customary confidentiality and non-compete obligations that survive the termination of the agreement.

Cash Bonus Plan

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. As of March 31, 2024 and 2023, the Company’s accrued bonus was $150,000 and $354,250, respectively. For the fiscal year ended March 31, 2024, no bonus was accrued for senior management. During the fiscal year ended March 31, 2023, the Company reversed the bonus accrued for senior management with respect to the fiscal year 2022. Bonus expense recorded for each of the years ended March 31, 2024 and 2023 was $203,175 and $82,901, respectively. The Company paid the bonus earned during the fiscal year ended March 31, 2023 of $354,250 in June 2023 and paid the bonus earned during fiscal year ended March 31, 2024 of $150,000 in June 2024.

Stock Option Plans

On November 18, 2020, the Board of Directors approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) for submission to shareholders at the 2020 annual meeting of shareholders. On December 16, 2020, the Company’s shareholders approved the adoption of the 2020 Plan, which provides for options and restricted stock awards to purchase up to 750,000 shares of common stock to award in the future as employee incentive compensation to employees, management and directors of the Company.

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

Outstanding Equity Awards as of March 31, 2024

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of March 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
David Offerman	45,217	-	$6.00	7/1/2025
	225,000	-	20.00	7/29/2029
Subrata Purkayastha	10,000	-	12.25	11/1/2031
	25,000	-	8.00	10/26/2033

Non-Employee Director Equity Awards

The following table sets forth certain information regarding outstanding equity awards granted to our non-employee directors that remain outstanding as of March 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Allen Gottlieb	5,000	-	$6.01	5/8/2033
Gerald E. Chafetz	4,000	-	6.00	7/1/2025
	5,000	-	6.01	5/8/2033
Eric C. Hugel	5,000	-	5.30	8/15/2026
	5,000	-	6.01	5/8/2033
Michael E. Rosenfeld	5,000	-	12.75	10/26/2028
	5,000	-	6.01	5/8/2033
John P. Spiezio	5,000	-	7.25	8/1/2033
Brian J. Glenn	5,000	-	8.00	10/10/2033

Non-Employee Director Compensation

The following table sets forth the compensation (cash and equity) received by our non-employee directors during the fiscal year ended March 31, 2024.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Allen Gottlieb	$15,000	$15,900	$30,900
Gerald E. Chafetz	17,500	15,900	33,400
Eric C. Hugel	17,500	15,900	33,400
Sonia Marciano(1)	3,750	15,900	19,650
Michael E. Rosenfeld	16,250	15,900	32,150
John P. Spiezio	11,250	19,550	30,800
Brian J. Glenn	7,500	19,500	27,000

(1)	Sonia Marciano resigned effective July 31, 2023. These options were fully exercised by Sonia Marciano on October 26, 2023.

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

The following table sets forth certain information as of June 14, 2024 with respect to: (i) the persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities; (ii) each Named Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 14, 2024, there were 2,380,251 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of June 14, 2024 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o IEH Corporation, 140 58th Street, Brooklyn, NY 11220.

Each of the shareholders listed has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise, subject to community property laws where applicable.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% Stockholders
David Offerman(1)	676,665	25.5%
Gail Offerman(2)	499,606	21.0%
Zeff Capital LP(3)	232,862	9.8%
Directors and Named Executive Officers
David Offerman(1)	676,665	25.5%
Subrata Purkayastha(4)	50,000	2.1%
Gerald E. Chafetz(5)	9,000	*
Allen Gottlieb(6)	5,000	*
Michael E. Rosenfeld(7)	10,000	*
Eric Hugel(8)	10,000	*
John P. Spiezio (elected as a Director effective August 1, 2023)(9)	5,000	*
Brian J. Glenn (elected as a Director effective October 11, 2023)(10)	5,000	*
All executive officers and directors as a group (8 persons)	770,665	28.1%

*	Denotes ownership percentage of less than 1%.

All shares set forth above are owned directly by the named individual unless otherwise stated.

(1)	Owns vested options to purchase 270,217 shares of common stock.
(2)	Based on a Form 4 dated September 21, 2021 filed by the reporting person. The address of the principal business office of each of the reporting persons is 27110 Grand Central Parkway, APT. 10-V, Floral Park, NY 11005.
(3)	Based on a Schedule 13G dated January 4, 2022 filed by Zeff Capital, LP, Zeff Holding Company, LLC and Daniel Zeff. Each reporting person has shared voting and dispositive power with respect to 232,862 shares of common stock. The address of the principal business office of each of the reporting persons is 400 S. McCadden Pl., Los Angeles, CA 90020.
(4)	Owns vested options to purchase 50,000 shares of common stock.
(5)	Owns vested options to purchase 9,000 shares of common stock.
(6)	Owns vested options to purchase 5,000 shares of common stock.
(7)	Owns vested options to purchase 10,000 shares of common stock.
(8)	Owns vested options to purchase 10,000 shares of common stock.
(9)	Owns vested options to purchase 5,000 shares of common stock.
(10)	Owns vested options to purchase 5,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information as of March 31, 2024, regarding shares of common stock that may be issued under the Company’s equity compensation plans (the “Equity Plan”). Information is included for both equity compensation plans approved by the Company’s shareholders and not approved by the Company’s shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	502,217	$13.41	635,000
Equity compensation plans not approved by security holders	-	-	-
Total	502,217	$13.41	635,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the employment terms for its executive officers as described elsewhere in this Form 10-K, and as described below, there have been no related party transactions that are required to be disclosed pursuant to Item 404. Messrs. Gottlieb, Chafetz, Hugel, Rosenfeld, Spiezio, Glenn and Ms. Marciano are deemed independent directors of the Company pursuant to the SEC rules and regulations.

Item 14.	Principal Accountant Fees and Services

On June 29, 2023, the Board of Directors engaged Marcum LLP (“Marcum LLP”) (PCAOB ID: 688) as the independent auditor of IEH for the fiscal year ended March 31, 2024.

Audit Fees. During the fiscal years ended March 31, 2024 and 2023, IEH audit fees were $386,000 and $386,000, respectively to Marcum LLP for fees related to the audit of its financial statements.

Audit Related Fees. During the fiscal years ended March 31, 2024 and 2023, respectively, $0 and $0 were paid.

Tax Fees. During the fiscal years ended March 31, 2024 and 2023, $26,033 and $10,558 were paid for tax related services, respectively.

All Other Fees. During the fiscal years ended March 31, 2024 and 2023, respectively, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by Marcum LLP and the fees paid to it for such services during the fiscal years ended March 31, 2024 and 2023, have not compromised the independence of Marcum LLP and has been approved by the Audit Committee.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1(†)	2011 Equity Incentive Plan (filed as Exhibit A to definitive Proxy Statement dated August 31, 2011).

10.2(†)	2020 Equity Stock Based Compensation Plan (filed as Annex A to definitive Proxy Statement dated November 23, 2020).

10.3(†)	Employment Agreement between the Company and David Offerman, dated as of July 31, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019).

10.4(†)	Employment Agreement between the Company and William H. Craig dated as of September 21, 2022 and effective as of July 1, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2022).

10.45(†)	Employment Agreement between the Company and Subrata Purkayastha dated as of November 1, 2023 and effective as of November 1, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023).

21*	Subsidiaries of the Company

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

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

Dated: June 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	June 14, 2024
David Offerman,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Subrata Purkayastha	June 14, 2024
Subrata Purkayastha,
Chief Financial Officer (Principal Financial Officer)

/s/ Allen Gottlieb	June 14, 2024
Allen Gottlieb, Director

/s/ Gerald E. Chafetz	June 14, 2024
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	June 14, 2024
Eric C. Hugel, Director

/s/ Michael E. Rosenfeld	June 14, 2024
Michael E. Rosenfeld, Director

/s/ John P. Spiezio	June 14, 2024
John P. Spiezio, Director

/s/ Brian J. Glenn	June 14, 2024
Brian J. Glenn, Director

IEH CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

IEH Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IEH Corporation (the “Company”) as of March 31, 2024 and 2023, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

To address the matter, it involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our procedures related to the valuation of inventory included, among others:

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

New York, NY

June 14, 2024

IEH CORPORATION

BALANCE SHEETS

	As of March 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,139,823	$8,344,706
Accounts receivable	3,913,731	2,985,936
Inventories	8,731,618	9,446,392
Corporate income taxes receivable	2,199,174	1,723,473
Prepaid expenses and other current assets	187,984	96,783
Total current assets	21,172,330	22,597,290

Non-current assets:
Property, plant and equipment, net	3,340,615	3,865,066
Operating lease right-of-use assets	2,324,753	2,661,779
Security deposit	75,756	75,756
Total assets	$26,913,454	$29,199,891

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$781,082	$1,054,078
Customer advance payments	882,525	20,639
Operating lease liabilities	351,804	317,334
Other current liabilities	861,208	902,149
Total current liabilities	2,876,619	2,294,200

Operating lease liabilities, non-current	2,237,317	2,589,121
Total liabilities	5,113,936	4,883,321

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,380,251 and 2,370,251 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively	23,803	23,703
Additional paid-in capital	7,966,074	7,566,324
Retained earnings	13,809,641	16,726,543
Total Stockholders’ Equity	21,799,518	24,316,570
Total Liabilities and Stockholders’ Equity	$26,913,454	$29,199,891

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended March 31,
	2024	2023

Revenue	$21,524,544	$19,136,890

Costs and expenses:
Cost of products sold	18,257,621	18,395,865
Selling, general and administrative	6,156,191	5,519,278
Depreciation and amortization	871,619	1,034,559
Total operating expenses	25,285,431	24,949,702

Operating loss	(3,760,887)	(5,812,812)

Other income (expense):
Other income	-	85,231
Interest income (expense), net	126,694	31,037
Total other income (expense), net	126,694	116,268

Loss before benefit from (provision for) income taxes	(3,634,193)	(5,696,544)
Benefit from (provision for) income taxes	717,291	(806,380)
Net loss	$(2,916,902)	$(6,502,924)

Net loss earnings per common share:
Basic	$(1.23)	$(2.74)
Diluted	$(1.23)	$(2.74)

Weighted-average number of common and common equivalent shares (in thousands):
Basic	2,375	2,370
Diluted	2,375	2,370

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances at March 31, 2022	2,370,251	$23,703	$7,566,324	$23,229,467	$30,819,494

Net loss	-	-	-	(6,502,924)	(6,502,924)

Balances at March 31, 2023	2,370,251	$23,703	$7,566,324	$16,726,543	$24,316,570

Exercise of stock options	10,000	100	56,450	-	56,550

Stock-based compensation	-	-	343,300	-	343,300

Net loss	-	-	-	(2,916,902)	(2,916,902)

Balances at March 31, 2024	2,380,251	$23,803	$7,966,074	$13,809,641	$21,799,518

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,916,902)	$(6,502,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	871,619	1,034,559
Stock-based compensation expense	343,300	-
Inventory obsolescence provision	340,402	222,000
Deferred income taxes, net	-	806,380
Operating lease right-of-use assets	502,876	502,876

Changes in assets and liabilities:
Accounts receivable	(927,795)	53,532
Inventories	374,372	59,995
Corporate income taxes receivable	(475,701)	373,007
Prepaid expenses and other current assets	(91,201)	15,390
Accounts payable	(272,996)	245,447
Customer advance payments	861,886	(77,246)
Operating lease liabilities	(483,184)	(469,110)
Other current liabilities	(40,941)	(48,957)
Net cash used in operating activities	(1,914,265)	(3,785,051)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(347,168)	(545,514)
Net cash used in investing activities	(347,168)	(545,514)

Cash flows from financing activities:
Proceeds from exercise of stock options	56,550	-
Net cash provided by financing activities	56,550	-

Net decrease in cash	(2,204,883)	(4,330,565)
Cash - beginning of fiscal year	8,344,706	12,675,271
Cash - end of fiscal year	$6,139,823	$8,344,706

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$216	$-
Income Taxes	$3,090	$7,804

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION
Notes to Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

Overview:

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began in New York, New York in 1941. IEH was incorporated in March, 1943.

The Company designs and manufactures Hyperboloid connectors that not only accommodate, but exceed military and aerospace specification standards.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

The core principle underlying Accounting Standards Codification (“ASC”) ASC Topic 606 (“ASC 606”), “Revenue from Contracts with Customers”, is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 sets out the following steps for an entity to follow when applying the core principle to its revenue generating transactions:

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

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition, continued

The Company’s disaggregated revenue by geographical location is as follows:

	For the Fiscal Years Ended March 31,
	2024	2023
Domestic	$19,694,271	$16,297,959
International	1,830,273	2,838,931
Total	$21,524,544	$19,136,890

Approximately 19.4% and 39.8% of the international net revenues for fiscal years ended March 31, 2024 and 2023, respectively, represent sales to customers located in China.

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Fiscal Years Ended March 31,
	2024	2023
Industry	%	%
Defense	60.6	56.3
Commercial Aerospace	27.3	25.7
Space	7.8	9.4
Other	4.3	8.6
	100.0	100.0

Cash and Cash Equivalents:

Cash and cash equivalents represent cash and short-term highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions that may exceed federally insured amounts at times. As of March 31, 2024 and 2023, the Company had cash equivalents of $3,500,000 and $-, respectively.

Inventories:

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on a weighted average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company annually reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $773,402 and $433,000 as of March 31, 2024 and 2023, respectively, and was reflected as a reduction of inventory.

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

At times, the Company’s cash in banks was in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any loss as a result of these deposits. The Company’s accounts receivable are derived from revenue earned from customers or invoices billed to customers that represent unconditional rights to payment. Our customers are located within the U.S. and internationally. The Company believes there is no material exposure to any significant credit risks related to its accounts receivable and has not experienced any material losses in such accounts.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5–7 years) of the related assets.

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

Net Loss Per Share:

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” earnings per share. Basic loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding for the fiscal year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive).

Basic and diluted net loss per share is calculated as follows:

	For the Fiscal Years Ended March 31,
	2024	2023

Net loss	$(2,916,902)	$(6,502,924)

Net loss per common share, basic and diluted	$(1.23)	$(2.74)

Weighted average number of common shares outstanding basic and fully diluted (in thousands)	2,375	2,370

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Fiscal Years Ended March 31,
	2024	2023

Potentially dilutive options to purchase common shares	502,217	467,217

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments, consisting of accounts receivable and accounts payable, approximate their fair value due to the relatively short maturity of these instruments. The Company is exposed to credit risk through its cash but mitigates this risk by keeping these deposits at major financial institutions.

ASC Topic 820, “Fair Value Measurements and Disclosures”, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

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

Use of Estimates:

The preparation of financial statements in conformity with US generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. The Company utilizes estimates with respect to determining the useful lives of fixed assets, the fair value of stock based instruments, an incremental borrowing rate for determining for its leases the present value of lease payments, the calculation of inventory obsolescence, as well as determining the amount of the valuation allowance for deferred income tax assets, net. Actual amounts could differ from those estimates.

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Segment Information:

The Company identifies its operating segments in accordance with ASC Topic 280, “Segment Reporting”. Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a combined basis for the purposes of allocating resources. Accordingly, the Company has determined it operates and manages its business in a single reportable operating segment.

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, “Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no long-lived asset impairments recognized by the Company for the fiscal years ended March 31, 2024 and 2023, respectively.

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

Fair value of the stock options granted during the fiscal year ended March 31, 2024 were determined using the assumptions provided below. There were no stock options granted during the fiscal year ended March 31, 2023.

	For the Fiscal Years Ended March 31,
	2024	2023
Weighted average stock price	$7.07	$-
Expected life (in years)	5.0	-
Expected volatility	54.5%	-%
Dividend yield	-%	-%
Weighted average risk-free interest rate, per annum	4.1%	-%

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Standard Adopted:

Financial Instruments - Credit Losses

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19 and ASU 2020-02. ASU 2016-13 introduced a new model for assessing impairment on most financial assets. Entities are required to use a forward-looking expected loss model, which replaced the previously used incurred loss model, which is expected to result in earlier recognition of allowance for losses. ASU 2016-13 was adopted by the Company on April 1, 2023, which is the beginning of the first interim period of the fiscal year ended March 31, 2024. The Company has evaluated the impact of the adoption of ASU 2016-13, and related updates, and has determined that the impact was not material to its financial statements and disclosures.

Recent Accounting Standard Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2023-09, but believes it will not have a material impact on its financial statements and disclosures.

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of March 31,
	2024	2023
Raw materials	$7,808,768	$8,332,522
Work in progress	1,372,041	1,048,097
Finished goods	324,211	498,773
Allowance for obsolete inventory	(773,402)	(433,000)
	$8,731,618	$9,446,392

Note 4	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	As of March 31,
	2024	2023
Computers	$668,558	$639,204
Leasehold improvements	2,938,171	2,922,521
Machinery and equipment	8,128,945	7,989,915
Tools and dies	5,436,350	5,286,624
Furniture and fixtures	370,760	357,352
Website development cost	9,785	9,785
	$17,552,569	$17,205,401

Less: accumulated depreciation and amortization	(14,211,954)	(13,340,335)
Property, plant and equipment, net	$3,340,615	$3,865,066

Depreciation and amortization expense for the fiscal years ended March 31, 2024 and 2023 was $871,619 and $1,034,559, respectively.

IEH CORPORATION
Notes to Financial Statements

Note 5	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of March 31,
	2024	2023
Payroll and vacation accruals	$731,642	$788,136
Sales commissions	39,720	58,685
Other current liabilities	89,846	55,328
	$861,208	$902,149

Note 6	LEASES:

Under ASC Topic 842, “Lessors—Leases with Variable Lease Payments”, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods and may include options to extend or terminate the lease term, when it is reasonably certain such options will be exercised.

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

Balance sheet information related to our leases is presented below:

		As of March 31,
	Balance Sheet Location	2024	2023
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$2,324,753	$2,661,779

Right-of-use liability, current	Operating lease liabilities	$351,804	$317,334

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$2,237,317	$2,589,121

The lease expense for the fiscal years ended March 31, 2024 and 2023 was $567,643 and $550,904, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on the leases is $3,098,408 as of March 31, 2024.

IEH CORPORATION
Notes to Financial Statements

Note 6	LEASES (continued):

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of March 31,
	2024	2023
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	5.8	6.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s balance sheet as of March 31, 2024 was as follows:

For the fiscal year ended March 31:	Operating Lease Payments
2025	$497,684
2026	519,036
2027	547,460
2028	563,891
2029	408,429
Thereafter	561,908
Total gross operating lease payments	3,098,408
Less: imputed interest	(509,287)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,589,121

IEH CORPORATION
Notes to Financial Statements

Note 7	INCOME TAXES:

The Company accounts for income taxes under the provisions of ASC Topic 740 (“ASC 740”), “Income Taxes”. Under ASC 740, deferred income tax assets or liabilities are computed based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rates. Deferred income tax expense or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The provision (benefit) for income taxes consists of the following:

	For the Fiscal Years Ended March 31,
	2024	2023

Current:
Federal	$812,714	$-
State and local	(1,530,005)	-
Total current tax benefit	(717,291)	-

Deferred:
Federal	-	755,981
State and local	-	50,399
Total deferred tax expense	-	806,380

Total provision (benefit)	$(717,291)	$806,380

IEH CORPORATION
Notes to Financial Statements

Note 7	INCOME TAXES (Continued):

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of March 31,
	2024	2023
Deferred tax assets:
Net operating loss	$1,727,759	$1,556,081
Operating right-of-use liability	592,908	624,914
Stock options	837,520	798,083
Accrued expenses	48,376	18,045
Capitalized research and development costs	137,860	-
Inventory	263,969	189,282
Total deferred tax assets	3,608,392	3,186,405
Valuation allowance	(2,537,690)	(2,049,283)
Deferred tax assets, net of valuation allowance	1,070,702	1,137,122

Deferred tax liabilities:
Depreciation	538,334	564,816
Operating lease right-of-use assets	532,368	572,306
Total deferred tax liabilities	1,070,702	1,137,122

Deferred tax assets (liability), net	$-	$-

IEH CORPORATION
Notes to Financial Statements

Note 7	INCOME TAXES (Continued):

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income before provision for income taxes is as follows:

	For the Fiscal Years Ended March 31,
	2024	2023

U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	1.9%	0.5%
Stock-based compensation	(2.2)%	(0.4)%
Other	-%	0.3%
True-up of tax provision	12.4%	0.4%
Valuation allowance	(13.4)%	(36.0)%
Effective tax rate	19.7%	(14.2)%

During the fiscal year ended March 29, 2019, the Company received a remittance of $460,442 from the Internal Revenue Service. The remittance was not initially clear as to the basis for providing the funds to the Company. Since the receipt of these funds and through December 31, 2023, the Company has reflected this amount as an obligation to the Internal Revenue Service. During the fourth quarter of the fiscal year ended March 31, 2024, the Company determined that the funds were properly remitted to the Company, and accordingly recorded a tax benefit of $460,442 to recognize these funds.

For the year ended March 31, 2024, the Company’s effective tax rate was 19.7%, which consisted principally of a federal rate of 21%, the Company’s estimate of state taxes, net of federal benefit, of 1.9%, and true-up to prior years returns of 12.4%, offset by a charge of (13.4%) for an increase in the valuation allowance for the Company’s deferred tax assets at March 31, 2024.

For the year ended March 31, 2023, the Company’s effective tax rate was (14.2)%, which consisted principally of a federal rate of 21%, and the Company’s estimate of state taxes, net of federal benefit, of 0.5%, offset by a charge of (36.0)% for the establishment of a full valuation allowance for the Company’s deferred tax assets at March 31, 2023.

As of March 31, 2024, for U.S. federal and state income tax reporting purposes, the Company has approximately $7,760,000 of unused net operating losses (“NOLs”) available for carry forward to future years. As a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”), for U.S. income tax purposes, NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely to offset future taxable income. The total amount of the Federal NOL as of March 31, 2024, may be carried forward indefinitely. The state and city NOLs may generally be carried forward for twenty years and may be applied against future taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur if the Company issues additional shares of common stock.

The Company remains subject to examination by tax authorities for fiscal tax years ended March 31, 2020 and later.

Based upon the Company’s recent taxable losses, the Company performed an analysis and determined that it was necessary to establish a valuation reserve with respect to its net deferred income tax assets as of and for the fiscal year ended March 31, 2024.

As of March 31, 2024, management does not believe that the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

IEH CORPORATION
Notes to Financial Statements

Note 8	EQUITY INCENTIVE PLANS:

2011 Equity Incentive Plan

On August 31, 2011, the Company’s shareholder approved the adoption of the Company’s 2011 Equity Incentive Plan (“2011 Plan”) to provide for the grant of stock options and restricted stock awards to purchase up to 750,000 shares of the Company’s common stock to all employees, consultants and other eligible participants including senior management and members of the Board of Directors of the Company. The 2011 Equity Incentive Plan expired on August 31, 2021 after which no further awards will be granted under such plan.

2020 Equity Incentive Plan

On November 18, 2020, the Board of Directors approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) for submission to shareholders at the 2020 annual meeting of shareholders. On December 16, 2020, the Company’s shareholders approved the adoption of the 2020 Plan, which provides for the grant of stock options and restricted stock awards to purchase up to 750,000 shares of the Company’s common stock to award in the future as incentive compensation to employees, senior management and members of the Board of Directors of the Company.

Options granted to employees under both the 2011 Plan and the 2020 Plan (together the “Plans”) may be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code, or options which do not qualify (non-qualified stock options).

Under the Plans, the exercise price of an option designated as an incentive stock option shall not be less than the fair market value of the Company’s common stock on the day the option is granted. In the event an option designated as an incentive stock option is granted to a ten percent (10%) or greater shareholders, such exercise price shall be at least 110 percent (110%) of the fair market value of the Company’s common stock and the option must not be exercisable after the expiration of ten years from the day of the grant. The Plans also provide that holders of options that wish to pay for the exercise price of their options with shares of the Company’s common stock must have beneficially owned such stock for at least six months prior to the exercise date.

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the statement of operations. For the fiscal years ended March 31, 2024 and 2023, stock-based compensation expense was $343,300 and $0, respectively.

As of March 31, 2024 there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

Stock option activity

The following table provides the stock option activity:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of March 31, 2023	467,217	$14.72	5.51	$105
Granted	95,000	7.07
Exercised	(10,000)	5.66
Forfeited or Expired	(50,000)	15.10
Balance as of March 31, 2024	502,217	$13.41	5.21	$4
Exercisable as of March 31, 2024	502,217	$13.41	5.21	$4

The weighted average grant date fair value per share was $3.61 and $0 for the fiscal years ended March 31, 2024 and 2023, respectively.

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. As of March 31, 2024 and 2023, the Company’s accrued bonus was $150,000 and $354,250, respectively. For the fiscal year ended March 31, 2024, no bonus was accrued for senior management. During the fiscal year ended March 31, 2023, the Company reversed the bonus accrued for senior management with respect to the fiscal year 2022. Bonus expense recorded for each of the years ended March 31, 2024 and 2023 was $203,175 and $82,901, respectively. The Company paid the bonus earned during the fiscal year ended March 31, 2023 of $354,250 in June 2023 and paid the bonus earned during the fiscal year ended March 31, 2024 of $150,000 in June 2024.

IEH CORPORATION
Notes to Financial Statements

Note 10	COMMITMENTS AND CONTINGENCIES:

The Company maintains its operations in facilities located in both New York and Pennsylvania.

On December 1, 2020, the Company entered into a 120 month extension of its lease agreement for an industrial building in Brooklyn, NY, expiring December 1, 2030. Monthly rent at inception was $20,400, such monthly rent escalates annually to a monthly rent of $28,426 for the final year of the lease term. The Company maintains a security deposit of $40,800, which is included in Security deposit on the accompanying balance sheet.

On January 29, 2021, the Company entered into an 87 month lease agreement for an industrial building in Allentown, Pennsylvania, expiring March 30, 2028. Monthly rent at inception was $18,046, such that the monthly rent escalates annually to a monthly rent of $20,920 for the final year of the lease term. The Company maintains a security deposit of $35,040, which is included in Security deposit on the accompanying balance sheet.

The rental expense for the fiscal years ended March 31, 2024 and 2023, was $567,643 and $550,904, respectively.

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (ID No. 136115077). The Multi-Employer Plan is covered by a collective bargaining agreement with the Company, which expired on March 31, 2024. The Company and the Union have been negotiating a new collective bargaining agreement and on April 8, 2024 the Company and the Union signed a Memorandum of Understanding setting forth the principal terms of a new three-year collective bargaining agreement. The Company and the Union ratified the three-year bargaining agreement on June 10, 2024.

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

Based upon the Multi-Employer Plan’s consulting actuary, As of January 1, 2024, the UAW Local 259 Pension Plan was greater than 100% funded for purposes of the Annual Certification of Plan Status under IRC Section 432. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $43,455 and $52,815 for the fiscal years ended March 31, 2024 and 2023, respectively. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

IEH CORPORATION
Notes to Financial Statements

Note 11	CONCENTRATIONS:

During the fiscal year ended March 31, 2024, two customers accounted for 29.9% of the Company’s net sales, each represented 17.5% and 12.4%, respectively.

During the fiscal year ended March 31, 2023, no customers accounted for greater than 10% of the Company’s net sales.

As of March 31, 2024, three customers accounted for 55.4% of accounts receivable, each represented 30.8%, 13.6% and 11.0%, respectively.

As of March 31, 2023, three customers accounted for 44.5% of accounts receivable, each represented 23.2%, 11.0% and 10.3%, respectively.

During the fiscal years ended March 31, 2024 and 2023, two vendors accounted for 22.2% and one vendor accounted for 10.0% of the Company’s purchases, respectively.

As of March 31, 2024, two vendors accounted for 22.3% of accounts payable, each represented 12.1% and 10.2%, respectively.

As of March 31, 2023, one vendor accounted for 20.9% of accounts payable, respectively.