Form 10-Q
period 2024-06-30
IEH Corp
filed 2024-08-12
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024 the registrant had 2,380,251 shares of its common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report on Form 10-Q, and as set forth in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 14, 2024. Forward-looking statements may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; accounting estimates and assumptions; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to successfully prevent our registration with the SEC from being suspended or revoked; our ability to operate our accounting systems effectively; our ability to protect intellectual property; our ability to integrate our satellite facility into our operations; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	June 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,146,928	$6,139,823
Accounts receivable	3,675,304	3,913,731
Inventories	8,414,612	8,731,618
Corporate income taxes receivable	2,199,174	2,199,174
Prepaid expenses and other current assets	216,730	187,984
Total current assets	21,652,748	21,172,330

Non-current assets:
Property, plant and equipment, net	3,215,896	3,340,615
Operating lease right-of-use assets	2,237,451	2,324,753
Security deposits	75,756	75,756
Total assets	$27,181,851	$26,913,454

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$664,560	$781,082
Customer advance payments	1,192,500	882,525
Operating lease liabilities	360,805	351,804
Other current liabilities	502,484	861,208
Total current liabilities	2,720,349	2,876,619

Operating lease liabilities, non-current	2,144,097	2,237,317
Total liabilities	4,864,446	5,113,936

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,380,251 shares issued and outstanding at June 30, 2024 and March 31, 2024	23,803	23,803
Additional paid-in capital	8,091,174	7,966,074
Retained earnings	14,202,428	13,809,641
Total Shareholders’ Equity	22,317,405	21,799,518
Total Liabilities and Shareholders’ Equity	$27,181,851	$26,913,454

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023

Revenue	$7,104,977	$4,679,845

Costs and expenses:
Cost of products sold	4,894,518	4,241,432
Selling, general and administrative	1,689,210	1,557,569
Depreciation and amortization	188,270	215,236
Total operating expenses	6,771,998	6,014,237

Operating income (loss)	332,979	(1,334,392)

Other income (expense):
Interest income (expense), net	59,808	18,490
Total other income (expense), net	59,808	18,490

Income (loss) before provision for income taxes	392,787	(1,315,902)
Provision for income taxes	-	-
Net income (loss)	$392,787	$(1,315,902)

Net income (loss) per common share:
Basic	$0.17	$(0.56)
Diluted	$0.16	$(0.56)

Weighted-average number of common and common equivalent shares:
Basic	2,380,251	2,370,251
Diluted	2,401,653	2,370,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2023	2,370,251	$23,703	$7,566,324	$16,726,543	$24,316,570

Stock-based compensation	-	-	129,600	-	129,600

Net loss	-	-	-	(1,315,902)	(1,315,902)

Balance at June 30, 2023	2,370,251	$23,703	$7,695,924	$15,410,641	$23,130,268

	Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2024	2,380,251	$23,803	$7,966,074	$13,809,641	$21,799,518

Stock-based compensation	-	-	125,100	-	125,100

Net income	-	-	-	392,787	392,787

Balance at June 30, 2024	2,380,251	$23,803	$8,091,174	$14,202,428	$22,317,405

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$392,787	$(1,315,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	188,270	215,236
Stock-based compensation	125,100	129,600
Inventory obsolescence provision	75,000	54,000
Operating lease right-of-use assets	125,719	125,719

Changes in assets and liabilities:
Accounts receivable	238,427	39,950
Inventories	242,006	(91,493)
Corporate income taxes receivable	-	229,579
Prepaid expenses and other current assets	(28,746)	(10,088)
Accounts payable	(116,522)	(285,361)
Customer advance payments	309,975	23,530
Operating lease liabilities	(122,636)	(119,064)
Other current liabilities	(358,724)	(372,372)
Net cash provided by (used in) operating activities	1,070,656	(1,376,666)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(63,551)	(28,313)
Net cash used in investing activities	(63,551)	(28,313)

Net increase (decrease) in cash and cash equivalents	1,007,105	(1,404,979)
Cash and cash equivalents - beginning of period	6,139,823	8,344,706
Cash and cash equivalents - end of period	$7,146,928	$6,939,727

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$28
Income Taxes	$-	$2,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

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

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of June 30, 2024 and for the three months ended June 30, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”), and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 14, 2024. The balance sheet as of March 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024 and March 31, 2024 and its results of operations for the three months ended June 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2025 or any other interim period or future year or period.

Revenue Recognition

The core principle underlying Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 sets out the following steps for an entity to follow when applying the core principle to its revenue generating transactions:

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended June 30,
	2024	2023

Domestic	$6,778,240	$4,243,431
International	326,738	436,414
Total	$7,104,977	$4,679,845

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended June 30,
	2024	2023
Industry	%	%
Defense	69.0	60.8
Commercial Aerospace	19.4	20.2
Space	8.2	12.9
Other	3.4	6.1
	100.0	100.0

Cash and Cash Equivalents

Cash and cash equivalents represent highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions that may exceed federally insured amounts at times. As of June 30, 2024 and March 31, 2024, the Company had $3,542,377 and $3,500,000 in cash equivalents, respectively, each consisting of certificates of deposit.

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

Inventories - continued

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $848,402 and $773,402 as of June 30, 2024 and March 31, 2024, respectively, and was reflected as a reduction of inventory.

Net Income (Loss) Per Share

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” earnings per share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive).

Basic and diluted net income (loss) per common share is calculated as follows:

	For the Three Months Ended June 30,
	2024	2023

Net income (loss)	$392,787	$(1,315,902)

Net income (loss) per common share:
Basic	$0.17	$(0.56)
Diluted	$0.16	$(0.56)

Weighted average number of common shares outstanding-basic	2,380,251	2,370,251
Dilutive effect of options to the extent that such options are determined to be in the money for the period	21,402	-
Weighted average number of common shares outstanding-fully diluted	2,401,653	2,370,251

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,
	2024	2023
Potentially dilutive options to purchase common shares	352,857	507,217

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

Depreciation and Amortization

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended June 30, 2024 and 2023 was $188,270 and $215,236, respectively.

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

The Company determined the fair value of the stock option grants based upon the assumptions as provided below.

	For the Three Months Ended June 30,
	2024	2023
Weighted Average Stock Price	$5.65	$6.01
Expected life (in years)	5.0	5.0
Expected volatility	50.3%	58.0%
Dividend yield	-%	-%
Weighted average risk-free interest rate, per annum	4.7%	3.7%

Recent Accounting Standard Not Yet Adopted

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09 – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2023-09, but believes it will not have a material impact on its financial statements and disclosures.

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

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of
	June 30, 2024	March 31, 2024
Raw materials	$7,355,808	$7,808,768
Work in progress	1,636,048	1,372,041
Finished goods	271,158	324,211
Allowance for obsolete inventory	(848,402)	(773,402)
	$8,414,612	$8,731,618

Note 4	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	June 30, 2024	March 31, 2024
Payroll and vacation accruals	$353,206	$731,642
Sales commissions	36,578	39,720
Other current liabilities	112,700	89,846
	$502,484	$861,208

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 5	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

Condensed balance sheet information related to our leases is presented below:

		As of
	Condensed Balance Sheet Location	June 30, 2024	March 31, 2024
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$2,237,451	$2,324,753
Right-of-use liabilities, current	Operating lease liabilities, current	$360,805	$351,804
Right-of-use lease liabilities, long-term	Operating lease liabilities, non-current	$2,144,097	$2,237,317

The lease expense for the three months ended June 30, 2024 and 2023 was $139,723 and $140,307, respectively, which was included in costs of product sold on the Company’s condensed statements of operations. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on these leases is $2,975,771 as of June 30, 2024.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	June 30, 2024	March 31, 2024
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	5.6	5.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of June 30, 2024 was as follows:

For the years ended March 31,	Operating Lease Payments
(Nine months ending) March 31, 2025	$375,047
2026	519,036
2027	547,460
2028	563,891
2029	408,429
Thereafter	561,908
Total gross operating lease payments	2,975,771
Less: imputed interest	(470,869)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,504,902

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 6	INCOME TAXES:

The effective income tax rate for the three months ended June 30, 2024 and 2023 was a provision of 0% on income before provision for income taxes of $392,787 and a loss before income taxes of $1,315,902, respectively. The provision for income taxes of $0 for the three months ended June 30, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes of $0 for the three months ended June 30, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net.

Note 7	EQUITY INCENTIVE PLANS:

2011 Equity Incentive Plan

On August 31, 2011, the Company’s shareholders approved the adoption of the Company’s 2011 Equity Incentive Plan (“2011 Plan”) to provide for the grant of stock options and restricted stock awards to purchase up to 750,000 shares of the Company’s common stock to all employees, consultants and other eligible participants including senior management and members of the Board of Directors of the Company. The 2011 Plan expired on August 31, 2021 after which no further awards will be granted under such plan.

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended June 30, 2024 and 2023, stock-based compensation expense was $125,100 and $129,600, respectively.

As of June 30, 2024, there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

The following table provides the stock option activity for the three months ended June 30, 2024:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 1, 2024	502,217	$13.41	5.21	$4
Granted	45,000	$5.65
Exercised	-	-
Forfeited or Expired	-	-
Balance as of June 30, 2024	547,217	$12.78	5.36	$600
Exercisable as of June 30, 2024	547,217	$12.78	5.36	$600

The weighted average grant date fair value per share was $2.78 and $3.24 for the three months ended June 30, 2024 and 2023, respectively.

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. As of June 30, 2024, and March 31, 2024, the Company’s accrued bonus was $100,500 and $150,000, respectively. Bonus expense recorded for each of the three months ended June 30, 2024 and 2023 was $137,954 and $100,500, respectively.

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

On January 29, 2021, the Company entered into an 87 month lease agreement for an industrial building in Allentown, Pennsylvania, expiring March 30, 2028. Monthly rent at inception was $18,046, and thereafter, such monthly rent escalates annually to a monthly rent of $20,920 for the final year of the lease term. The Company maintains a security deposit of $35,040, which is included in security deposits on the accompanying condensed balance sheets.

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (ID No. 136115077). The Multi-Employer Plan is covered by a collective bargaining agreement with the Company, which expires on March 31, 2027.

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $9,280 and $14,790 for the three months ended June 30, 2024 and 2023, respectively, and were reflected within cost of products sold included in the condensed statements of operations. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

Note 10	CONCENTRATIONS:

During the three months ended June 30, 2024 and June 30, 2023, one customer accounted for 32.9% and 12.0% of the Company’s revenue.

As of June 30, 2024, two customers accounted for 33.4% of accounts receivable, each represented 22.6% and 10.8%. As of March 31, 2024, three customers accounted for 55.4% of accounts receivable, each represented 30.8%, 13.6% and 11.0%.

During the three months ended June 30, 2024, three vendors accounted for 37.6% of the Company’s purchases, each represented 14.1%, 12.5% and 11.0%. During the three months ended June 30, 2023, two vendors accounted for 23.4% of the Company’s purchases, each represented 12.7% and 10.7%.

As of June 30, 2024, two vendors accounted for 25.8% of accounts payable, each represented 14.9% and 10.9%. As of March 31, 2024, two vendors accounted for 22.3% of accounts payable, each represented 12.1% and 10.2%.

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

The following discussion and analysis should be read in conjunction with our condensed financial statements and related footnotes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which provide additional information concerning the Company’s financial activities and condition.

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

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended June 30,
	2024	2023
Industry	%	%
Defense	69.0	60.8
Commercial Aerospace	19.4	20.2
Space	8.2	12.9
Other	3.4	6.1
	100.0	100.0

Financial Overview

Critical Accounting Policies and Estimates

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

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. It is important that the discussion of our operating results that follow be read in conjunction with these critical accounting policies which have been disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on June 14, 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		Period-to-Period
	2024	2023	Change

Revenue	$7,104,977	$4,679,845	$2,425,132

Costs and expenses:
Cost of products sold	4,894,518	4,241,432	653,086
Selling, general and administrative	1,689,210	1,557,569	131,641
Depreciation and amortization	188,270	215,236	(29,966)
Total operating expenses	6,771,998	6,014,237	757,761
Operating income (loss)	332,979	(1,334,392)	1,667,371
Other income (expense):
Interest income (expense), net	59,808	18,490	41,318
Total other income (expense), net	59,808	18,490	41,318

Income (loss) before provision for income taxes	392,787	(1,315,902)	1,708,689
Provision for income taxes	-	-	-
Net income (loss)	$392,787	$(1,315,902)	$1,708,689

Revenue for the three months ended June 30, 2024 was $7,104,977, reflecting an increase of $2,425,132, or 51.8%, as compared to $4,679,845 for the three months ended June 30, 2023. The increase in revenue for the period was principally on account of a 72% increase in defense revenues driven principally by recent conditions of geopolitical uncertainty. Our quarter over quarter commercial aerospace revenues have increased 45% driven principally by recoveries in commercial aviation.

Cost of products sold for the three months ended June 30, 2024 was $4,894,518, reflecting an increase of $653,086, or 15.4%, as compared to $4,241,432 for the three months ended June 30, 2023. The increase in our cost of products sold is attributable to the quarterly increase in order volume, offset in part by the realization of production efficiencies driven by the higher volumes of production.

Selling, general and administrative expenses for the three months ended June 30, 2024 was $1,689,210, reflecting an increase of $131,641, or 8.5%, as compared to $1,557,569 for the three months ended June 30, 2023. The increase was principally due to an increase in accounting fees and the costs of additional sales personnel.

Depreciation and amortization for the three months ended June 30, 2024 was $188,270, reflecting a decrease of $29,966, or 12.6%, as compared to $215,236 for the three months ended June 30, 2023. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets.

Total other income (expense) for the three months ended June 30, 2024 was income of $59,808, reflecting an increase of $41,318, as compared to income of $18,490 for the three months ended June 30, 2023. The increase was principally attributable to an increase in interest income earned on our cash and cash equivalents.

Provision for income taxes was $0 for the three months ended June 30, 2024 and 2023. The provision for income taxes for the three months ended June 30, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes for the three months ended June 30, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the three months ended June 30, 2024, our primary sources of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements in fiscal year 2025 and into fiscal year 2026, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and increased interest rates, and the conflicts between Russia and Ukraine and in the Middle East have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of June 30, 2024, and March 31, 2024, the Company’s cash and cash equivalents on hand was $7,146,928 and $6,139,823, respectively. The Company has recorded net income of $392,787 and net loss of $1,315,902 for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, and March 31, 2024, the Company had working capital of $18,932,399 and $18,295,711 and shareholders’ equity of $22,317,405 and $21,799,518, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table summarizes our sources and uses of cash for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		Period-to-Period
	2024	2023	Change
Net cash and cash equivalents provided by (used in):
Operating activities	$1,070,656	$(1,376,666)	$2,447,322
Investing activities	(63,551)	(28,313)	(35,238)
Net increase (decrease) in cash and cash equivalents	$1,007,105	$(1,404,979)	$2,412,084

Net cash provided by operating activities was $1,070,656 for the three months ended June 30, 2024 and net cash used in operating activities was $1,376,666 for the three months ended June 30, 2023. The period over period increase in cash provided by operating activities of $2,447,322 was primarily due to the $1,708,689 improvement in net income (loss), the $333,499 reduction in inventories, the $286,445 increase in customer advanced payments and the $198,477 reduction in accounts receivable.

Net cash used in investing activities was $63,551 and $28,313 for the three months ended June 30, 2024 and 2023, respectively. The increase in cash used in investing activities during the three months ended June 30, 2024 was principally due to increases in purchases of property and equipment.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $17,290,000 at June 30, 2024 as compared to approximately $13,837,000 at June 30, 2023. The orders in backlog at June 30, 2024 are expected to ship over the next 12 months depending on customer requirements and product availability.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On August 17, 2022, the SEC issued an Order Instituting Administrative Proceedings (the “Order”) and Notice of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the administrative proceeding is for the SEC to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months, or revoke the registration of each class of securities of the Company registered pursuant to Section 12 of the Exchange Act. The Company filed an answer to the Order on October 3, 2022 and on October 13, 2022 we conducted a prehearing conference with SEC staff in the SEC’s Division of Enforcement. On March 1, 2023 the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. On December 22, 2023, the Company filed a Cross-Motion for Summary Disposition. The SEC’s Division of Enforcement filed an opposition to the Company’s Cross-Motion for Summary Disposition on February 21, 2024. On March 4, 2024, the Company filed a Reply in Support of its Motion for Summary Disposition. The SEC will issue a decision on the basis of the record in the proceeding.

On March 19, 2024, William H. Craig, the former Chief Financial Officer and Treasurer of the Company, filed a lawsuit against the Company in the U.S. District Court for the Eastern District of New York related to Mr. Craig’s resignation as an executive officer of the Company. On August 7, 2024, the Company reached a settlement in principle with Mr. Craig for all claims against the Company. While the terms of the settlement are confidential, neither the litigation nor its resolution are expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June 14, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on June 22, 2023 - Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Shareholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEH CORPORATION

Dated: August 12, 2024	By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Subrata Purkayastha
Subrata Purkayastha, Chief Financial Officer
(Principal Financial Officer)