Form 10-Q
period 2024-09-30
IEH Corp
filed 2024-11-08
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024 the registrant had 2,380,251 shares of its common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report on Form 10-Q, and as set forth in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 14, 2024. Forward-looking statements may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; accounting estimates and assumptions; pricing pressures on our products caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to successfully prevent our registration with the SEC from being suspended or revoked; our ability to operate our accounting systems effectively; our ability to protect intellectual property; our ability to integrate our satellite facility into our operations; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights;
●	the impact of the U.S. November 2024 presidential and congressional elections; and
●	other risks, including those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	September 30, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,587,615	$6,139,823
Accounts receivable	3,552,603	3,913,731
Inventories	8,188,628	8,731,618
Corporate income taxes receivable	1,824,172	2,199,174
Prepaid expenses and other current assets	65,909	187,984
Total current assets	22,218,927	21,172,330

Non-current assets:
Property, plant and equipment, net	3,107,643	3,340,615
Operating lease right-of-use assets	2,148,877	2,324,753
Security deposits	75,756	75,756
Total assets	$27,551,203	$26,913,454

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$934,269	$781,082
Customer advance payments	993,620	882,525
Operating lease liabilities	369,975	351,804
Other current liabilities	641,170	861,208
Total current liabilities	2,939,034	2,876,619

Operating lease liabilities, non-current	2,048,321	2,237,317
Total liabilities	4,987,355	5,113,936

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,380,251 shares issued and outstanding at September 30, 2024 and March 31, 2024	23,803	23,803
Additional paid-in capital	8,091,174	7,966,074
Retained earnings	14,448,871	13,809,641
Total Shareholders’ Equity	22,563,848	21,799,518
Total Liabilities and Shareholders’ Equity	$27,551,203	$26,913,454

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023

Revenue	$7,341,124	$4,810,988	$14,446,101	$9,490,833

Costs and expenses:
Cost of products sold	5,610,080	3,894,423	10,504,598	8,135,855
Selling, general and administrative	1,371,941	1,821,414	3,061,151	3,378,983
Depreciation and amortization	185,907	215,586	374,177	430,822
Total operating expenses	7,167,928	5,931,423	13,939,926	11,945,660

Operating income (loss)	173,196	(1,120,435)	506,175	(2,454,827)

Other income:
Interest income, net	73,247	19,832	133,055	38,322
Total other income, net	73,247	19,832	133,055	38,322

Income (loss) before provision for income taxes	246,443	(1,100,603)	639,230	(2,416,505)
Provision for income taxes	-	-	-	-
Net income (loss)	$246,443	$(1,100,603)	$639,230	$(2,416,505)

Net income (loss) per common share:
Basic	$0.10	$(0.46)	$0.27	$(1.02)
Diluted	$0.10	$(0.46)	$0.26	$(1.02)

Weighted-average number of common and common equivalent shares:
Basic	2,380,251	2,370,251	2,380,251	2,370,251
Diluted	2,438,597	2,370,251	2,420,713	2,370,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2023	2,370,251	$23,703	$7,566,324	$16,726,543	$24,316,570

Stock-based compensation	-	-	129,600	-	129,600

Net loss	-	-	-	(1,315,902)	(1,315,902)

Balance at June 30, 2023	2,370,251	$23,703	$7,695,924	$15,410,641	$23,130,268

Stock-based compensation	-	-	62,550	-	62,550

Net loss	-	-	-	(1,100,603)	(1,100,603)

Balance at September 30, 2023	2,370,251	$23,703	$7,758,474	$14,310,038	$22,092,215

	Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2024	2,380,251	$23,803	$7,966,074	$13,809,641	$21,799,518

Stock-based compensation	-	-	125,100	-	125,100

Net income	-	-	-	392,787	392,787

Balance at June 30, 2024	2,380,251	$23,803	$8,091,174	$14,202,428	$22,317,405

Net income	-	-	-	246,443	246,443

Balance at September 30, 2024	2,380,251	$23,803	$8,091,174	$14,448,871	$22,563,848

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$639,230	$(2,416,505)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	374,177	430,822
Stock-based compensation	125,100	192,150
Inventory obsolescence provision	200,000	119,912
Operating lease right-of-use assets	251,438	251,438

Changes in assets and liabilities:
Accounts receivable	361,128	(106,630)
Inventories	342,990	(407,475)
Corporate income taxes receivable	375,002	229,579
Prepaid expenses and other current assets	122,075	7,718
Accounts payable	153,187	(284,787)
Customer advance payments	111,095	32,314
Operating lease liabilities	(246,387)	(239,211)
Other current liabilities	(220,038)	(69,116)
Net cash provided by (used in) operating activities	2,588,997	(2,259,791)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(141,205)	(100,695)
Net cash used in investing activities	(141,205)	(100,695)

Net increase (decrease) in cash and cash equivalents	2,447,792	(2,360,486)
Cash and cash equivalents - beginning of period	6,139,823	8,344,706
Cash and cash equivalents - end of period	$8,587,615	$5,984,220

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$56
Income Taxes	$11,100	$2,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

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

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of September 30, 2024 and for the three and six months ended September 30, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”), and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 14, 2024. The balance sheet as of March 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2024 and March 31, 2024 and its results of operations for the three and six months ended September 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2025 or any other interim period or future year or period.

Revenue Recognition

The core principle underlying Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 sets out the following steps for an entity to follow when applying the core principle to its revenue generating transactions:

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

Revenue Recognition - continued

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023

Domestic	$6,946,469	$4,317,474	$13,724,709	$8,560,905
International	394,655	493,514	721,392	929,928
Total	$7,341,124	$4,810,988	$14,446,101	$9,490,833

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Industry	%	%	%	%
Defense	67.5	64.5	68.2	62.6
Commercial Aerospace	19.1	24.8	19.2	22.5
Space	9.8	6.3	9.1	9.5
Other	3.6	4.4	3.5	5.4
	100.0	100.0	100.0	100.0

Cash and Cash Equivalents

Cash and cash equivalents represent highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions that may exceed federally insured amounts at times. As of September 30, 2024 and March 31, 2024, the Company had $0 and $3,500,000 in cash equivalents, respectively, consisting of certificates of deposit. As of September 30, 2024, and March 31, 2024, the Company’s cash and cash equivalents was $8,587,615 and $6,139,823, respectively.

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

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $973,402 and $773,402 as of September 30, 2024 and March 31, 2024, respectively, and was reflected as a reduction of inventory.

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

Basic and diluted net income (loss) per common share is calculated as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$246,443	$(1,100,603)	$639,230	$(2,416,505)

Net income (loss) per common share:
Basic	$0.10	$(0.46)	$0.27	$(1.02)
Diluted	$0.10	$(0.46)	$0.26	$(1.02)

Weighted average number of common shares outstanding- basic	2,380,251	2,370,251	2,380,251	2,370,251
Dilutive effect of options to the extent that such options are determined to be in the money for the period	58,346	-	40,462	-
Weighted average number of common shares outstanding-fully diluted	2,438,597	2,370,251	2,420,713	2,370,251

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Potentially dilutive options to purchase common shares	325,000	472,217	331,394	472,217

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. The Company utilizes estimates with respect to determining the useful lives of fixed assets, the fair value of stock-based instruments, an incremental borrowing rate for determining the present value of lease payments, the calculation of inventory obsolescence, as well as determining the amount of the valuation allowance for deferred income tax assets, net. Actual amounts could differ from those estimates.

Depreciation and Amortization

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended September 30, 2024 and 2023 was $185,907 and $215,586, respectively. Depreciation expense for the six months ended September 30, 2024 and 2023 was $374,177 and $430,822, respectively.

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

The Company determined the fair value of the stock option grants based upon the assumptions as provided below.

	For the Six Months Ended September 30,
	2024	2023
Weighted Average Stock Price	$5.65	$6.55
Expected life (in years)	5.0	5.0
Expected volatility	50.3%	58.0%
Dividend yield	-%	-%
Weighted average risk-free interest rate, per annum	4.7%	3.8%

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of
	September 30, 2024	March 31, 2024
Raw materials	$7,103,726	$7,808,768
Work in progress	1,832,122	1,372,041
Finished goods	226,182	324,211
Allowance for obsolete inventory	(973,402)	(773,402)
	$8,188,628	$8,731,618

Note 4	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	September 30, 2024	March 31, 2024
Payroll and vacation accruals	$470,341	$731,642
Sales commissions	37,747	39,720
Other current liabilities	133,082	89,846
	$641,170	$861,208

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 5	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

Condensed balance sheet information related to our leases is presented below:

		As of
	Condensed Balance Sheet Location	September 30, 2024	March 31, 2024
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$2,148,877	$2,324,753
Right-of-use liabilities, current	Operating lease liabilities, current	$369,975	$351,804
Right-of-use liabilities, long-term	Operating lease liabilities, non-current	$2,048,321	$2,237,317

The lease expense for the three months ended September 30, 2024 and 2023 was $144,070 and $140,653, respectively, and for the six months ended September 30, 2024 and 2023 was $283,794 and $280,960, respectively, which was included in costs of product sold on the Company’s condensed statements of operations. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on these leases was $2,852,016 as of September 30, 2024.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	September 30, 2024	March 31, 2024
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	5.3	5.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of September 30, 2024 was as follows:

For the years ended March 31,	Operating Lease Payments
(Six months ending) March 31, 2025	$251,292
2026	519,036
2027	547,460
2028	563,891
2029	408,429
Thereafter	561,908
Total gross operating lease payments	2,852,016
Less: imputed interest	(433,720)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,418,296

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 6	INCOME TAXES:

The effective income tax rate for the three months ended September 30, 2024 and 2023 was a provision of 0% on income before provision for income taxes of $246,443 and a loss before income taxes of $1,100,603, respectively. The effective income tax rate for the six months ended September 30, 2024 and 2023 was a provision of 0% on income before provision for income taxes of $639,230 and a loss before income taxes of $2,416,505. The provision for income taxes of $0 for the three and six months ended September 30, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes of $0 for the three and six months ended September 30, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net.

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended September 30, 2024 and 2023, stock-based compensation expense was $0 and $62,550, respectively. For the six months ended September 30, 2024 and 2023, stock-based compensation expense was $125,100 and $192,150, respectively.

As of September 30, 2024, there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

The following table provides the stock option activity for the six months ended September 30, 2024:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 1, 2024	502,217	$13.41	5.21	$4
Granted	45,000	$5.65
Exercised	-	-
Forfeited or Expired	-	-
Balance as of September 30, 2024	547,217	$12.78	5.11	$940
Exercisable as of September 30, 2024	547,217	$12.78	5.11	$940

The weighted average grant date fair value per share was $2.78 and $3.49 for the six months ended September 30, 2024 and 2023, respectively.

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. As of September 30, 2024, and March 31, 2024, the Company’s accrued bonus was $230,600 and $150,000, respectively. Bonus expense recorded for the three months ended September 30, 2024 and 2023 was $130,500 and $100,500, respectively. Bonus expense recorded for the six months ended September 30, 2024 and 2023 was $268,454 and $201,000, respectively.

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

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $8,482 and $9,824 for the three months ended September 30, 2024 and 2023, and $17,762 and $24,614 for the six months ended September 30, 2024 and 2023, respectively, and were reflected within cost of products sold included in the condensed statements of operations. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

Note 10	CONCENTRATIONS:

During the three months ended September 30, 2024, three customers accounted for 53.3% of the Company’s revenue, each represented 27.3%, 15.0% and 11.0% of revenue. During the three months ended September 30, 2023, one customer accounted for 16.0% of the Company’s revenue.

During the six months ended September 30, 2024, three customers accounted for 50.9% of the Company’s revenue, each represented 23.8%, 16.7% and 10.4% of revenue. During the six months ended September 30, 2023, one customer accounted for 14.0% of the Company’s revenue.

As of September 30, 2024, three customers accounted for 54.4% of accounts receivable, each represented 28.1%, 14.6% and 11.7% of accounts receivable. As of March 31, 2024, three customers accounted for 55.4% of accounts receivable, each represented 30.8%, 13.6% and 11.0% of accounts receivable.

During the three months ended September 30, 2024, three vendors accounted for 36.5% of the Company’s purchases, each represented 13.7%, 12.4% and 10.4% of purchases. During the three months ended September 30, 2023, one vendor accounted for 13.9% of the Company’s purchases.

During the six months ended September 30, 2024, three vendors accounted for 35.4% of the Company’s purchases, each represented 13.2%, 12.0%, and 10.2% of purchases. During the six months ended September 30, 2023, two vendors accounted for 25.1% of the Company’s purchases, each represented 13.5%, and 11.6% of purchases.

As of September 30, 2024, two vendors accounted for 28.2% of accounts payable, each represented 17.0% and 11.2% of accounts payable. As of March 31, 2024, two vendors accounted for 22.3% of accounts payable, each represented 12.1% and 10.2% of accounts payable.

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

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Industry	%	%	%	%
Defense	67.5	64.5	68.2	62.6
Commercial Aerospace	19.1	24.8	19.2	22.5
Space	9.8	6.3	9.1	9.5
Other	3.6	4.4	3.5	5.4
	100.0	100.0	100.0	100.0

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		Period-to-Period
	2024	2023	Change

Revenue	$7,341,124	$4,810,988	$2,530,136

Costs and expenses:
Cost of products sold	5,610,080	3,894,423	1,715,657
Selling, general and administrative	1,371,941	1,821,414	(449,473)
Depreciation and amortization	185,907	215,586	(29,679)
Total operating expenses	7,167,928	5,931,423	1,236,505
Operating income (loss)	173,196	(1,120,435)	1,293,631
Other income:
Interest income, net	73,247	19,832	53,415
Total other income, net	73,247	19,832	53,415

Income (loss) before provision for income taxes	246,443	(1,100,603)	1,347,046
Provision for income taxes	-	-	-
Net income (loss)	$246,443	$(1,100,603)	$1,347,046

Revenue for the three months ended September 30, 2024 was $7,341,124, reflecting an increase of $2,530,136, or 52.6%, as compared to $4,810,988 for the three months ended September 30, 2023. The increase in revenue for the period was principally on account of a 60% increase in defense revenues driven principally by recent and continuing conditions of geopolitical uncertainty. Our quarter over quarter space revenues have increased by 137%, driven principally by continued investment in commercial space related programs.

Cost of products sold for the three months ended September 30, 2024 was $5,610,080, reflecting an increase of $1,715,657 or 44.1%, as compared to $3,894,423 for the three months ended September 30, 2023. The increase in our cost of products sold is attributable to the quarterly increase in revenue, offset in part by the realization of production efficiencies associated with higher volumes of production.

Selling, general and administrative expenses for the three months ended September 30, 2024 was $1,371,941 reflecting a decrease of $449,473, or 24.7%, as compared to $1,821,414 for the three months ended September 30, 2023. The decrease was principally due to a decrease in accounting and consulting fees incurred in connection with catching up and meeting SEC filing obligations.

Depreciation and amortization for the three months ended September 30, 2024 was $185,907, reflecting a decrease of $29,679, or 13.8%, as compared to $215,586 for the three months ended September 30, 2023. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets.

Total other income for the three months ended September 30, 2024 was income of $73,247, reflecting an increase of $53,415, as compared to income of $19,832 for the three months ended September 30, 2023. The increase was attributable to an increase in interest income earned on our cash and cash equivalents.

Provision for income taxes was $0 for the three months ended September 30, 2024 and 2023. The provision for income taxes for the three months ended September 30, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes for the three months ended September 30, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net.

	For the Six Months Ended September 30,		Period-to-Period
	2024	2023	Change

Revenue	$14,446,101	$9,490,833	$4,955,268

Costs and expenses:
Cost of products sold	10,504,598	8,135,855	2,368,743
Selling, general and administrative	3,061,151	3,378,983	(317,832)
Depreciation and amortization	374,177	430,822	(56,645)
Total operating expenses	13,939,926	11,945,660	1,994,266
Operating income (loss)	506,175	(2,454,827)	2,961,002
Other income:
Interest income, net	133,055	38,322	94,733
Total other income, net	133,055	38,322	94,733

Income (loss) before provision for income taxes	639,230	(2,416,505)	3,055,735
Provision for income taxes	-	-	-
Net income (loss)	$639,230	$(2,416,505)	$3,055,735

Revenue for the six months ended September 30, 2024 was $14,446,101, reflecting an increase of $4,955,268, or 52.2%, as compared to $9,490,833 for the six months ended September 30, 2023. The increase in revenue for the period was principally on account of a 66% increase in defense revenues as we continue to see strong orders from defense customers. Space revenues increased 44% driven principally by a robust market for commercial space projects in which we participate.

Cost of products sold for the six months ended September 30, 2024 was $10,504,598, reflecting an increase of $2,368,743, or 29.1%, as compared to $8,135,855 for the six months ended September 30, 2023. The increase in our cost of products sold is attributable to the quarterly increase in order volume, offset in part by production efficiencies achieved with higher levels of production.

Selling, general and administrative expenses for the six months ended September 30, 2024 was $3,061,151 reflecting a decrease of $317,832, or 9.4%, as compared to $3,378,983 for the six months ended September 30, 2023. The decrease was principally due to a decrease in accounting and consulting fees offset by an increase in marketing and costs of additional sales personnel.

Depreciation and amortization for the six months ended September 30, 2024 was $374,177, reflecting a decrease of $56,645, or 13.1%, as compared to $430,822 for the six months ended September 30, 2023. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets while the company continues to monitor fixed assets investment.

Total other income for the six months ended September 30, 2024 was income of $133,055, reflecting an increase of $94,733, as compared to income of $38,322 for the six months ended September 30, 2023. The increase was attributable to an increase in interest income earned on our cash and cash equivalents.

Provision for income taxes was $0 for the six months ended September 30, 2024 and 2023. The provision for income taxes for the six months ended September 30, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes for the six months ended September 30, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the six months ended September 30, 2024, our primary sources of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements in fiscal year 2025 and into fiscal year 2026, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and increased interest rates, and the conflicts between Russia and Ukraine and in the Middle East have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of September 30, 2024, and March 31, 2024, the Company’s cash and cash equivalents was $8,587,615 and $6,139,823, respectively. The Company has recorded net income of $639,230 and net loss of $2,416,505 for the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, and March 31, 2024, the Company had working capital of $19,279,893 and $18,295,711 and shareholders’ equity of $22,563,848 and $21,799,518, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Six Months Ended September 30, 2024 Compared to the Six Months Ended September 30, 2023

The following table summarizes our sources and uses of cash for the three months ended September 30, 2024 and 2023:

	For the Six Months Ended September 30,		Period-to-Period
	2024	2023	Change
Net cash and cash equivalents provided by (used in):
Operating activities	$2,588,997	$(2,259,791)	$4,848,788
Investing activities	(141,205)	(100,695)	(40,510)
Net increase (decrease) in cash and cash equivalents	$2,447,792	$(2,360,486)	$4,808,278

Net cash provided by operating activities was $2,588,997 for the six months ended September 30, 2024 and net cash used in operating activities was $2,259,791 for the six months ended September 30, 2023. The period over period increase in cash provided by operating activities of $4,848,788 was primarily due to the $3,055,735 improvement in net income (loss), $750,465 reduction in inventories, $467,758 reduction in accounts receivable and increase in accounts payable of $437,974.

Net cash used in investing activities was $141,205 and $100,695 for the six months ended September 30, 2024 and 2023, respectively. The increase in cash used in investing activities during the six months ended September 30, 2024 was principally due to increases in purchases of property and equipment.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $14,298,000 at September 30, 2024 as compared to approximately $17,571,000 at September 30, 2023. The orders in backlog at September 30, 2024 are expected to ship over the next 12 months depending on customer requirements and product availability.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On March 19, 2024, William H. Craig, the former Chief Financial Officer and Treasurer of the Company, filed a lawsuit against the Company in the U.S. District Court for the Eastern District of New York related to Mr. Craig’s resignation as an executive officer of the Company. On November 5, 2024, Mr. Craig and the Company executed a final settlement agreement for all claims against the Company. The terms of the settlement are confidential. Neither the litigation nor its resolution had any material adverse effect on the Company's financial position, results of operations or liquidity.

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

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on June 22, 2023 - Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Shareholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEH CORPORATION

Dated: November 8, 2024	By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Subrata Purkayastha
Subrata Purkayastha, Chief Financial Officer
(Principal Financial Officer)