Form 10-Q
period 2024-12-31
IEH Corp
filed 2025-02-11
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 11, 2025 the registrant had 2,383,251 shares of its common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report on Form 10-Q, and as set forth in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 14, 2024. Forward-looking statements may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; accounting estimates and assumptions; pricing pressures on our products caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to successfully prevent our registration with the SEC from being suspended or revoked; our ability to operate our accounting systems effectively; our ability to protect intellectual property; our ability to integrate our Pennsylvania facility into our operations; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	December 31, 2024	March 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,041,167	$6,139,823
Accounts receivable, net	3,544,385	3,913,731
Inventories, net	7,589,249	8,731,618
Corporate income taxes receivable	1,787,234	2,199,174
Prepaid expenses and other current assets	77,086	187,984
Total current assets	22,039,121	21,172,330

Non-current assets:
Property, plant and equipment, net	2,996,367	3,340,615
Operating lease right-of-use assets	2,058,991	2,324,753
Security deposits	75,756	75,756
Total assets	$27,170,235	$26,913,454

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$783,393	$781,082
Customer advance payments	751,632	882,525
Operating lease liabilities	380,928	351,804
Other current liabilities	662,349	861,208
Total current liabilities	2,578,302	2,876,619

Operating lease liabilities, non-current	1,948,225	2,237,317
Total liabilities	4,526,527	5,113,936

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,380,251 shares issued and outstanding at December 31, 2024 and March 31, 2024	23,803	23,803
Additional paid-in capital	8,232,674	7,966,074
Retained earnings	14,387,231	13,809,641
Total Shareholders’ Equity	22,643,708	21,799,518
Total Liabilities and Shareholders’ Equity	$27,170,235	$26,913,454

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023

Revenue	$7,217,616	$5,107,757	$21,663,717	$14,598,590

Costs and expenses:
Cost of products sold	5,569,467	4,479,750	16,074,065	12,615,605
Selling, general and administrative	1,594,721	1,379,996	4,655,872	4,758,979
Depreciation and amortization	183,514	217,200	557,691	648,022
Total operating expenses	7,347,702	6,076,946	21,287,628	18,022,606

Operating (loss) income	(130,086)	(969,189)	376,089	(3,424,016)

Other income:
Interest income, net	68,446	43,136	201,501	81,458
Total other income, net	68,446	43,136	201,501	81,458

(Loss) income before provision for income taxes	(61,640)	(926,053)	577,590	(3,342,558)
Provision for income taxes	-	-	-	-
Net (loss) income	$(61,640)	$(926,053)	$577,590	$(3,342,558)

Net (loss) income per common share:
Basic	$(0.03)	$(0.39)	$0.24	$(1.41)
Diluted	$(0.03)	$(0.39)	$0.24	$(1.41)

Weighted-average number of common and common equivalent shares:
Basic	2,380,251	2,375,577	2,380,251	2,372,033
Diluted	2,380,251	2,375,577	2,439,006	2,372,033

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2023	2,370,251	$23,703	$7,566,324	$16,726,543	$24,316,570

Stock-based compensation	-	-	129,600	-	129,600

Net loss	-	-	-	(1,315,902)	(1,315,902)

Balance at June 30, 2023	2,370,251	$23,703	$7,695,924	$15,410,641	$23,130,268

Stock-based compensation	-	-	62,550	-	62,550

Net loss	-	-	-	(1,100,603)	(1,100,603)

Balance at September 30, 2023	2,370,251	$23,703	$7,758,474	$14,310,038	$22,092,215

Exercise of stock options	10,000	100	56,450	-	56,550

Stock-based compensation	-	-	117,250	-	117,250

Net loss	-	-	-	(926,053)	(926,053)

Balance at December 31, 2023	2,380,251	$23,803	$7,932,174	$13,383,985	$21,339,962

	Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2024	2,380,251	$23,803	$7,966,074	$13,809,641	$21,799,518

Stock-based compensation	-	-	125,100	-	125,100

Net income	-	-	-	392,787	392,787

Balance at June 30, 2024	2,380,251	$23,803	$8,091,174	$14,202,428	$22,317,405

Net income	-	-	-	246,443	246,443

Balance at September 30, 2024	2,380,251	$23,803	$8,091,174	$14,448,871	$22,563,848

Stock-based compensation	-	-	141,500	-	141,500

Net loss	-	-	-	(61,640)	(61,640)

Balance at December 31, 2024	2,380,251	$23,803	$8,232,674	$14,387,231	$22,643,708

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$577,590	$(3,342,558)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	557,691	648,022
Stock-based compensation	266,600	309,400
Inventory obsolescence provision	327,475	134,238
Operating lease right-of-use assets	377,158	377,157

Changes in assets and liabilities:
Accounts receivable	369,346	(256,531)
Inventories	814,894	(467,367)
Corporate income taxes receivable	411,940	230,711
Prepaid expenses and other current assets	110,898	(39,621)
Accounts payable	2,311	(236,211)
Customer advance payments	(130,893)	14,482
Operating lease liabilities	(371,364)	(360,548)
Other current liabilities	(198,859)	(343,261)
Net cash provided by (used in) operating activities	3,114,787	(3,332,087)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(213,443)	(129,186)
Net cash used in investing activities	(213,443)	(129,186)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	56,550
Net cash provided by financing activities	-	56,550

Net increase (decrease) in cash and cash equivalents	2,901,344	(3,404,723)
Cash and cash equivalents - beginning of period	6,139,823	8,344,706
Cash and cash equivalents - end of period	$9,041,167	$4,939,983

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$173
Income Taxes	$12,600	$3,090

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

Overview

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began operations in New York, New York in 1941 and was incorporated as a New York corporation in March 1943, when Louis Offerman founded L. Offerman Tool & Die with his two sons, Bernard and Seymour.

The Company designs and manufactures Hyperboloid connectors that not only accommodate but exceed military and aerospace specification standards.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of December 31, 2024, and for the three and nine months ended December 31, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”), and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 14, 2024. The balance sheet as of March 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2024 and March 31, 2024 and its results of operations for the three and nine months ended December 31, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2025, or any other interim period or future year or period.

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023

Domestic	$6,918,688	$4,462,937	$20,643,397	$13,023,842
International	298,928	644,820	1,020,320	1,574,748
Total	$7,217,616	$5,107,757	$21,663,717	$14,598,590

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Industry	%	%	%	%
Defense	60.8	46.4	65.7	57.0
Commercial Aerospace	18.7	42.9	19.1	29.7
Space	17.3	5.3	11.8	8.0
Other	3.2	5.4	3.4	5.3
	100.0	100.0	100.0	100.0

Cash and Cash Equivalents

Cash and cash equivalents represent highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions that may exceed federally insured amounts at times. As of December 31, 2024 and March 31, 2024, the Company had $0 and $3,500,000 in cash equivalents, respectively, consisting of certificates of deposit. As of December 31, 2024, and March 31, 2024, the Company’s cash and cash equivalents were $9,041,167 and $6,139,823, respectively.

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

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $1,100,877 and $773,402 as of December 31, 2024 and March 31, 2024, respectively, and was reflected as a reduction of inventory.

Net (Loss) Income Per Share

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

Basic and diluted net income (loss) per common share is calculated as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023

Net (loss) income	$(61,640)	$(926,053)	$577,590	$(3,342,558)

Net (loss) income per common share:
Basic	$(0.03)	$(0.39)	$0.24	$(1.41)
Diluted	$(0.03)	$(0.39)	$0.24	$(1.41)

Weighted average number of common shares outstanding- basic	2,380,251	2,375,577	2,380,251	2,372,033
Dilutive effect of options to the extent that such options are determined to be in the money for the period	-	-	58,755	-
Weighted average number of common shares outstanding-fully diluted	2,380,251	2,375,577	2,439,006	2,372,033

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued): Net (Loss) Income Per Share - Continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Potentially dilutive options to purchase common shares	572,217	492,217	314,523	492,217

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

Depreciation and Amortization

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended December 31, 2024 and 2023 was $183,514 and $217,200, respectively. Depreciation expense for the nine months ended December 31, 2024 and 2023 was $557,691 and $648,022, respectively.

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

The Company determined the fair value of the stock option grants based upon the assumptions as provided below.

	For the Nine Months Ended December 31,
	2024	2023
Weighted Average Stock Price	$7.47	$7.06
Expected life (in years)	5.0	5.0
Expected volatility	52.30%	55.2%
Dividend yield	-%	-%
Weighted average risk-free interest rate, per annum	4.6%	4.1%

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of
	December 31, 2024	March 31, 2024
Raw materials	$6,795,149	$7,808,768
Work in progress	1,513,980	1,372,041
Finished goods	380,997	324,211
Allowance for obsolete inventory	(1,100,877)	(773,402)
	$7,589,249	$8,731,618

Note 4	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	December 31, 2024	March 31, 2024
Payroll and vacation accruals	$540,696	$731,642
Sales commissions	43,276	39,720
Other current liabilities	78,377	89,846
	$662,349	$861,208

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 5	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

Condensed balance sheet information related to our leases is presented below:

		As of
	Condensed Balance Sheet Location	December 31, 2024	March 31, 2024
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$2,058,991	$2,324,753
Right-of-use liabilities, current	Operating lease liabilities, current	$380,928	$351,804
Right-of-use liabilities, long-term	Operating lease liabilities, non-current	$1,948,225	$2,237,317

The lease expense for the three months ended December 31, 2024 and 2023 was $144,070 and $142,613, respectively, and for the nine months ended December 31, 2024 and 2023 was $427,864 and $423,573, respectively, which was included in costs of product sold on the Company’s condensed statements of operations. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental payments remaining on these leases was $2,727,039 as of December 31, 2024.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	December 31, 2024	March 31, 2024
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	5.2	5.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of December 31, 2024 was as follows:

For the years ended March 31,	Operating Lease Payments
(Three months ending) March 31, 2025	$126,315
2026	519,036
2027	547,460
2028	563,891
2029	408,429
Thereafter	561,908
Total gross operating lease payments	2,727,039
Less: imputed interest	(397,886)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,329,153

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 6	INCOME TAXES:

The effective income tax rate for the three months ended December 31, 2024 and 2023 was a provision of 0% on loss before provision for income taxes of $61,640 and $926,053, respectively. The effective income tax rate for the nine months ended December 31, 2024 and 2023 was a provision of 0% on income before provision for income taxes of $577,590 and a loss before provision for income taxes of $3,342,558. The provision for income taxes of $0 for the three and nine months ended December 31, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes of $0 for the three and nine months ended December 31, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net.

Note 7	EQUITY PLANS:

2020 Equity Based Compensation Plan

On November 18, 2020, the Board of Directors approved the Company’s 2020 Equity Based Compensation Plan (the “2020 Plan”) for submission to shareholders at the 2020 annual meeting of shareholders. On December 16, 2020, the Company’s shareholders approved the adoption of the 2020 Plan, which provides for the grant of stock options and restricted stock awards to purchase up to 750,000 shares of the Company’s common stock to award in the future as incentive compensation to employees, senior management and members of the Board of Directors of the Company.

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended December 31, 2024 and 2023, stock-based compensation expense was $141,500 and $117,250, respectively. For the nine months ended December 31, 2024 and 2023, stock-based compensation expense was $266,600 and $309,400, respectively.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 7	EQUITY PLANS (Continued):

As of December 31, 2024, there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

The following table provides the stock option activity for the nine months ended December 31, 2024:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 1, 2024	502,217	$13.41	5.21	$4
Granted	70,000	$7.47
Exercised	-	-
Forfeited or Expired	-	-
Balance as of December 31, 2024	572,217	$12.69	5.08	$1,163
Exercisable as of December 31, 2024	572,217	$12.69	5.08	$1,163

The weighted average grant date fair value per share was $3.81 and $3.64 for the nine months ended December 31, 2024 and 2023, respectively.

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. As of December 31, 2024, and March 31, 2024, the Company’s accrued bonus was $287,600 and $150,000, respectively, which is included in other current liabilities on the accompanying condensed balance sheets. Bonus expense recorded for the three months ended December 31, 2024 and 2023 was $70,500 and $100,500, respectively. Bonus expense recorded for the nine months ended December 31, 2024 and 2023 was $338,954 and $301,500, respectively.

Note 9	COMMITMENTS AND CONTINGENCIES:

Leases

The Company maintains its operations in facilities located in both New York and Pennsylvania.

On December 1, 2020, the Company entered into a 120-month extension of its lease agreement for an industrial building in Brooklyn, NY, expiring December 1, 2030. Monthly rent at inception was $20,400, and thereafter, such monthly rent escalates annually to a monthly rent of $28,426 for the final year of the lease term. The Company maintains a security deposit of $40,800, which is included in security deposits on the accompanying condensed balance sheets.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 9	COMMITMENTS AND CONTINGENCIES (Continued):

Leases-Continued

On January 29, 2021, the Company entered into an 87-month lease agreement for an industrial building in Allentown, Pennsylvania, expiring March 30, 2028. Monthly rent at inception was $18,046, and thereafter, such monthly rent escalates annually to a monthly rent of $20,920 for the final year of the lease term. The Company maintains a security deposit of $35,040, which is included in security deposits on the accompanying condensed balance sheets.

Multi-Employer Plan

The Company has a collective bargaining multi-employer pension plan (“Multi-Employer Plan”) with the United Auto Workers of America, Local 259 (ID No. 136115077). The Multi-Employer Plan is covered by a collective bargaining agreement with the Company, which expires on March 31, 2027.

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $8,506 and $10,474 for the three months ended December 31, 2024 and 2023, and $26,268 and $35,089 for the nine months ended December 31, 2024 and 2023, respectively, and were reflected within cost of products sold included in the condensed statements of operations. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

Employment Agreement – Chief Executive Officer and President

On December 24, 2024, the Company entered into a new employment agreement with David Offerman, its Chief Executive Officer and President. The employment agreement with Mr. Offerman is effective as of January 1, 2025, and will expire on December 31, 2029. His prior employment agreement was scheduled to expire on December 31, 2024. A copy of the full text of such new employment agreement was filed with the SEC on December 31, 2024 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 24, 2024.

Note 10	CONCENTRATIONS:

During the three months ended December 31, 2024, three customers accounted for 39.8% of the Company’s revenue, each represented 18.7%, 11.0% and 10.1% of revenue. During the three months ended December 31, 2023, two customers accounted for 33.1% of the Company’s revenue, each represented 19.8% and 13.3%, respectively.

During the nine months ended December 31, 2024, three customers accounted for 45.9% of the Company’s revenue, each represented 18.2%, 17.4% and 10.3% of revenue. During the nine months ended December 31, 2023, two customers accounted for 22.7% of the Company’s revenue, each represented 11.6% and 11.1%, respectively.

As of December 31, 2024, two customers accounted for 35.0% of accounts receivable, each represented 22.2% and 12.8% of accounts receivable. As of March 31, 2024, three customers accounted for 55.4% of accounts receivable, each represented 30.8%, 13.6% and 11.0% of accounts receivable.

During the three months ended December 31, 2024, four vendors accounted for 52.3% of the Company’s purchases, each represented 13.3%, 13.1%, 13.0% and 12.9% of purchases. During the three months ended December 31, 2023, two vendors accounted for 27.1% of the Company’s purchases, each represented 13.6% and 13.5%, respectively.

During the nine months ended December 31, 2024, four vendors accounted for 47.0% of the Company’s purchases, each represented 13.2%, 12.4%, 11.1% and 10.3% of purchases. During the nine months ended December 31, 2023, one vendor accounted for 12.3% of the Company’s purchases.

As of December 31, 2024, one vendor accounted for 22.3% of accounts payable. As of March 31, 2024, two vendors accounted for 22.3% of accounts payable, each represented 12.1% and 10.2% of accounts payable.

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

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Industry	%	%	%	%
Defense	60.8	46.4	65.7	57.0
Commercial Aerospace	18.7	42.9	19.1	29.7
Space	17.3	5.3	11.8	8.0
Other	3.2	5.4	3.4	5.3
	100.0	100.0	100.0	100.0

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

Results of Operations

Comparison of the Three Months Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31,		Period-to-Period
	2024	2023	Change

Revenue	$7,217,616	$5,107,757	$2,109,859

Costs and expenses:
Cost of products sold	5,569,467	4,479,750	1,089,717
Selling, general and administrative	1,594,721	1,379,996	214,725
Depreciation and amortization	183,514	217,200	(33,686)
Total operating expenses	7,347,702	6,076,946	1,270,756
Operating loss	(130,086)	(969,189)	839,103
Other income:
Interest income, net	68,446	43,136	25,310
Total other income, net	68,446	43,136	25,310

Loss before provision for income taxes	(61,640)	(926,053)	864,413
Provision for income taxes	-	-	-
Net loss	$(61,640)	$(926,053)	$864,413

Revenue for the three months ended December 31, 2024 was $7,217,616, reflecting an increase of $2,109,859, or 41.3%, as compared to $5,107,757 for the three months ended December 31, 2023. The increase in revenue for the period was principally on account of an 85% increase in defense revenues driven principally by continuing conditions of geopolitical uncertainty, 366% increase in space revenue, driven principally by continued investment in commercial space related programs, offset by a decline of 38% in commercial aerospace revenue, driven in part by recent challenges faced by a major aircraft manufacturer.

Cost of products sold for the three months ended December 31, 2024 was $5,569,467, reflecting an increase of $1,089,717 or 24.3%, as compared to $4,479,750 for the three months ended December 31, 2023. The increase in our cost of products sold is attributable to the quarterly increase in revenue, offset in part by the realization of production efficiencies associated with higher volumes of production.

Selling, general and administrative expenses for the three months ended December 31, 2024 was $1,594,721 reflecting an increase of $214,725, or 15.6%, as compared to $1,379,996 for the three months ended December 31, 2023. The increase was principally due to an increase in marketing costs and revenue driven sales commissions.

Depreciation and amortization for the three months ended December 31, 2024 was $183,514, reflecting a decrease of $33,686, or 15.5%, as compared to $217,200 for the three months ended December 31, 2023. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets.

Total other income for the three months ended December 31, 2024 was income of $68,446, reflecting an increase of $25,310, as compared to income of $43,136 for the three months ended December 31, 2023. The increase was attributable to an increase in interest income earned on our cash and cash equivalents.

Provision for income taxes was $0 for the three months ended December 31, 2024 and 2023. The provision for income taxes for the three months ended December 31, 2024 was principally attributable to the loss before provision for income taxes incurred for the period, the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net.

	For the Nine Months Ended December 31,		Period-to-Period
	2024	2023	Change

Revenue	$21,663,717	$14,598,590	$7,065,127

Costs and expenses:
Cost of products sold	16,074,065	12,615,605	3,458,460
Selling, general and administrative	4,655,872	4,758,979	(103,107)
Depreciation and amortization	557,691	648,022	(90,331)
Total operating expenses	21,287,628	18,022,606	3,265,022
Operating income (loss)	376,089	(3,424,016)	3,800,105
Other income (expense):
Other income	-	-	-
Interest income (expense), net	201,501	81,458	120,043
Total other income (expense), net	201,501	81,458	120,043

Income (loss) before provision for income taxes	577,590	(3,342,558)	3,920,148
Provision for income taxes	-	-	-
Net income(loss)	$577,590	$(3,342,558)	$3,920,148

Revenue for the nine months ended December 31, 2024 was $21,663,717, reflecting an increase of $7,065,127, or 48.4%, as compared to $14,598,590 for the nine months ended December 31, 2023. The increase in revenue for the period was principally on account of a 71.3% increase in defense revenues, driven by continuing conditions of geopolitical uncertainty, as we continue to see strong orders from defense customers. Space revenues increased 118.1% driven principally by a robust market for commercial space projects in which we participate.

Cost of products sold for the nine months ended December 31, 2024 was $16,074,065, reflecting an increase of $3,458,460, or 27.4%, as compared to $12,615,605 for the nine months ended December 31, 2023. The increase in our cost of products sold is attributable to an increase in order volume, offset in part by production efficiencies achieved with higher levels of production.

Selling, general and administrative expenses for the nine months ended December 31, 2024 was $4,655,872 reflecting a decrease of $103,107, or 2.2%, as compared to $4,758,979 for the nine months ended December 31, 2023. The decrease was principally due to a decrease in accounting and consulting fees offset by an increase in marketing and costs of additional sales personnel.

Depreciation and amortization for the nine months ended December 31, 2024 was $557,691, reflecting a decrease of $90,331, or 13.9%, as compared to $648,022 for the nine months ended December 31, 2023. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets while the company continues to monitor fixed assets investment.

Total other income for the nine months ended December 31, 2024 was income of $201,501, reflecting an increase of $120,043, as compared to income of $81,458 for the nine months ended December 31, 2023. The increase was attributable to an increase in interest income earned on our cash and cash equivalents.

Provision for income taxes was $0 for the nine months ended December 31, 2024 and 2023. The provision for income taxes for the nine months ended December 31, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes for the nine months ended December 31, 2023 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the nine months ended December 31, 2024, our primary sources of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements in fiscal year 2025 and into fiscal year 2026, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and elevated interest rates, the conflicts between Russia and Ukraine and in the Middle East, and any economic uncertainty as a result of the change in presidential administration in the U.S. may result in significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of December 31, 2024, and March 31, 2024, the Company’s cash and cash equivalents were $9,041,167 and $6,139,823, respectively. The Company has recorded net income of $577,590 and net loss of $3,342,558 for the nine months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, and March 31, 2024, the Company had working capital of $19,460,819 and $18,295,711 and shareholders’ equity of $22,643,708 and $21,799,518, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Nine Months Ended December 31, 2024 Compared to the Nine Months Ended December 31, 2023

The following table summarizes our sources and uses of cash for the nine months ended December 31, 2024 and 2023:

	For the Nine Months Ended December 31,		Period-to-Period
	2024	2023	Change

Net cash and cash equivalents provided by (used in):
Operating activities	$3,114,787	$(3,332,087)	$6,446,874
Investing activities	(213,443)	(129,186)	(84,257)
Financing activities	-	56,550	$(56,550)
Net increase (decrease) in cash and cash equivalents	$2,901,344	$(3,404,723)	$6,306,067

Net cash provided by operating activities was $3,114,787 for the nine months ended December 31, 2024 and net cash used in operating activities was $3,332,087 for the nine months ended December 31, 2023. The period over period increase in cash provided by operating activities of $6,446,874 was primarily due to the $3,920,148 improvement in net income, $1,282,261 reduction in cash required for inventories and an increase in cash received from customers of $625,877.

Net cash used in investing activities was $213,443 and $129,186 for the nine months ended December 31, 2024 and 2023, respectively. The increase in cash used in investing activities during the nine months ended December 31, 2024 was principally due to increases in purchases of property and equipment.

Net cash provided by financing activities was $0 and $56,550 for the nine months ended December 31, 2024 and 2023, respectively. The decrease in cash provided by financing activities during the nine months ended December 31, 2024 was attributable to there being no stock option exercises during the nine months ended December 31, 2024.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $12,830,000 at December 31, 2024 as compared to approximately $16,990,000 at December 31, 2023. The orders in backlog at December 31, 2024 are expected to ship over the next 12 months depending on customer requirements and product availability.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On August 17, 2022, the SEC issued an Order Instituting Administrative Proceedings (the “Order”) and Notice of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the administrative proceeding is for the SEC to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months, or revoke the registration of each class of securities of the Company registered pursuant to Section 12 of the Exchange Act. The Company filed an answer to the Order on October 3, 2022 and on October 13, 2022, we conducted a prehearing conference with SEC staff in the SEC’s Division of Enforcement. On March 1, 2023, the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. On December 22, 2023, the Company filed a Cross-Motion for Summary Disposition. The SEC’s Division of Enforcement filed an opposition to the Company’s Cross-Motion for Summary Disposition on February 21, 2024. On March 4, 2024, the Company filed a Reply in Support of its Motion for Summary Disposition. The SEC will issue a decision on the basis of the record in the proceeding.

On March 19, 2024, William H. Craig, the former Chief Financial Officer and Treasurer of the Company, filed a lawsuit against the Company in the U.S. District Court for the Eastern District of New York related to Mr. Craig’s resignation as an executive officer of the Company. On November 5, 2024, Mr. Craig and the Company executed a final settlement agreement for all claims against the Company. The terms of the settlement are confidential. Neither the litigation nor its resolution had any material adverse effect on the Company’s financial position, results of operations or liquidity.

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

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on June 22, 2023 - Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1	Executive Employment Agreement, effective as of January 1, 2025, by and between the Registrant and David Offerman (filed as Exhibit 10.1 on December 31, 2024 - Current Report on Form 8-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Shareholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEH CORPORATION

Dated: February 11, 2025	By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Subrata Purkayastha
Subrata Purkayastha, Chief Financial Officer
(Principal Financial Officer)