Form 10-K
period 2025-03-31
IEH Corp
filed 2025-06-12
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2024, based on a closing price of $9.90 was approximately $14,835,600.

As of June 12, 2025, the registrant had 2,390,251 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

IEH CORPORATION

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this Annual Report on Form 10-Kthat are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, and may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; impact of tariffs on sourcing of raw materials; accounting estimates and assumptions; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to successfully prevent our registration with the U.S. Securities and Exchange Commission (the “SEC”) from being suspended or revoked; our ability to operate our accounting systems effectively; our ability to protect intellectual property; our ability to integrate our Pennsylvania facility into our operations; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

●

changes and uncertainties in political, economic or regulatory conditions generally and in the markets in which we operate, including, but not limited to, changes and uncertainties around tariffs and supply chain constraints;

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

For the fiscal years ended March 31, 2025 and 2024, approximately 65.7% and 60.6%, respectively, of the Company’s sales were for defense applications, 19.9% and 27.3%, respectively, for commercial aerospace, and 14.4% and 12.1%, respectively, for commercial space launch, medical, oil and gas and industrial markets.

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

The Company’s products are marketed to Original Equipment Manufacturers (“OEM”) directly and through authorized representatives and distributors serving primarily the defense, aerospace, medical, space, oil and gas, industrial, test equipment and commercial electronics markets. The Company is also involved in developing new connectors for specific uses, which result from changes in technology. The Company assists customers in the development and design of connectors for specific customer applications. This service is marketed to customers who require the development of connectors and interconnection devices specially designed to accommodate the customers’ own products.

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. During the year ended March 31, 2025, two customers accounted for 31.9% of the Company’s net revenues, each represented 17.8% and 14.1%, respectively. During the year ended March 31, 2024, two customers accounted for 29.9% of the Company’s net revenues, each represented 17.5% and 12.4%, respectively.

The Company currently employs 21 independent sales representatives and distributors to market its products in all regions in the United States as well as in Canada, the European Union, Southeast Asia, Central Asia and the Middle East. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 73% of the Company’s net sales for the fiscal year ended March 31, 2025 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 5.7% and 8.5% of net sales for the fiscal years ended March 31, 2025 and 2024, respectively. Approximately 8.0% and 19.4% of the aforementioned international net sales for fiscal years ended March 31, 2025 and 2024, respectively, represent sales to customers located in China.

We also market our products and capabilities through our website, www.iehcorp.com. Our product series HBH Hybrid Power/Signal Hyperboloid Connectors, has a configuration tool that allows users to build their own hybrid connector and download 3D models to incorporate into their modules.

Backlog of Orders/Capital Requirements:

Our customers typically enter into supply arrangements for the purchase of our products which we will produce and deliver over time. On an as-needed basis, our customers place specific production orders, and these orders are generally filled and shipped within twelve weeks. Our backlog consists of supply arrangements where the anticipated unfulfilled shipping dates are within approximately twelve months. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. The backlog amounted to approximately $12,445,000 at March 31, 2025 as compared to $18,285,600 at March 31, 2024. The decrease in total backlog as of March 31, 2025 compared with the previous year is primarily due to decreases in defense orders as the Company awaits several key customer contracts to be executed and due to sluggish recovery in commercial aerospace as the industry navigates through production, labor and regulatory issues related to a major airplane producer.

A portion of these backlog orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling these orders.

Forward-Looking Business Trends:

Our operations are subject to global economic and geopolitical risks. For example, the ongoing and evolving conflicts in Eastern Europe and the Middle East have impacted economic activity as well as the availability and price of raw materials and energy. The Company continues to actively monitor these factors and find ways to mitigate the impact on its operations. The company also continues to monitor the evolving situation around imposition of tariffs by the current administration and evaluate its impact on sourcing of raw materials and revenue generated from global markets.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Suppliers of Raw Materials and Component Parts:

The Company utilizes a variety of raw materials and manufactured component parts, which it purchases from various suppliers. These materials and components are available from numerous sources and the Company does not believe that it will have a problem obtaining such materials and parts in the future, both locally or globally.

However, any delay in the Company’s ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs. In anticipation of such delays, the Company carries an inventory of raw materials and component parts to avoid shortages and to insure continued production. However, as global supply chains continue to be constrained and impacted, by geopolitical and economic conditions, there can be no assurance that we will not be affected in the future, and we believe that raw materials and supply chains may continue to be affected in fiscal year 2026 and beyond in part due to global uncertainty.

Additionally, continuing inflationary pressures have been impacting virtually all aspects of our materials and suppliers, including power prices and labor costs, and are likely to impact our fiscal year 2026 results.

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

As of March 31, 2025, we employed 164 people of which 163 are full-time employees. Most of the employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the “Union”), which expires on March 31, 2027.

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

In evaluating our Company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations or future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. The material and other risks and uncertainties summarized in this Annual Report on Form 10-K and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements”.

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

During the year ended March 31, 2025, two customers accounted for 31.9% of the Company’s net revenues, each represented 17.8% and 14.1%, respectively. During the fiscal year ended March 31, 2024, two customers accounted for 29.9% of the Company’s net revenues, each represented 17.5% and 12.4%, respectively. We believe that the loss of one or more of our larger customers could have a material adverse effect on our financial position and results of operations.  We have experienced significant concentrations of customers in prior years. Furthermore, factors that negatively impact the businesses of our major customers could materially and adversely affect us even if the customer represents a relatively small part of our net sales.

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

Our unionized workforce and those of our customers and suppliers may experience work stoppages during collective bargaining agreement negotiations. The Company and the Union have a collective bargaining agreement, which expires on March 31, 2027.

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

A reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.

We expect changes in policy positions and spending priorities from the new Administration. Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriations process. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a U.S. Government fiscal year (“GFY”) basis. Procurement funds are typically disbursed over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be changed as part of the annual appropriations process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. Budget and appropriations decisions made by the U.S. Government are outside of our control and may have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict, especially with a new administration, and are affected by numerous factors, including the U.S. Government’s budget deficit and the national debt. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending on an absolute or inflation-adjusted basis, could have material adverse consequences on our current or future business. If Congress does not enact a full-year GFY 2025 appropriations bill, the U.S. Government may not be able to fulfill its funding obligations, and there could be significant disruption to all discretionary programs and corresponding impacts on the entire defense industry, which could adversely affect our business, results of operations, financial condition and cash flow. Any inability of the U.S. Government to complete its budget process for any GFY and resulting operation on funding levels equivalent to its prior fiscal year pursuant to a Continuing Resolution (“CR”) or shut down, also could have material adverse consequences on our current or future business.

Accounting Related Risks and Other Factors:

Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. We are also required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In the event that we are unable to maintain or achieve compliance with the applicable provisions of the Sarbanes-Oxley Act and related rules, we may incur significant and additional expenses for remedial efforts that may negatively impact our financial performance, and such process may result in a diversion of management’s time and attention. As a result, we and the market price of our common stock may be adversely affected.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025 and concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective, as we have not fully established an effective control environment due to the ineffective design and implementation of Information Technology General Controls (“ITGC”). Our ITGC deficiencies included improperly designed controls pertaining to change management and user access rights over systems that are critical to our system of financial reporting. We have taken and continue to take remedial steps to improve our internal control over financial reporting. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, Controls and Procedures.

We are working to remediate the identified material weakness in our ITGC. We may not be able to fully remediate this material weakness until additional steps have been completed and have been operating effectively for a sufficient period of time. We cannot assure you that the measures we have taken to date and plan to take will be sufficient to remediate the material weaknesses we identified or avoid the identification of additional material weaknesses in the future. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all.

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

RISKS RELATED TO THE COMPANY’S PREVIOUS LATE PERIODIC FILINGS AND THE RELATED SEC’S ADMINISTRATIVE PROCEEDING PURSUANT TO SECTION 12(j)

As a result of the Company’s previous late periodic filings, on August 17, 2022, the SEC instituted an administrative proceeding pursuant to Section 12(j) of the Exchange Act to determine whether it is appropriate to suspend for up to twelve months or alternatively to revoke the registration of the Company’s common stock. IEH conducted a prehearing conference with the SEC’s staff, filed an Opposition Brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and although we are now current in our periodic reporting to the SEC and we have filed a Reply in Support of our Motion for Summary Disposition, and submitted a request for expediting the resolution of the administrative proceeding, the ultimate outcome of the administrative proceeding may be adverse to the Company, and may result in the suspension or revocation of the registration of our common stock.

Since November 30, 2023, we have been current in our Exchange Act periodic reporting obligations. Previously, however, the Company was delinquent in its periodic reporting obligations and as a result the SEC instituted administrative proceedings on August 17, 2022 (the “Order”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock. On October 3, 2022, we filed an answer to the Order and on October 13, 2022, we conducted a prehearing conference with SEC staff in the Division of Enforcement. On March 1, 2023 the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. On December 22, 2023, the Company filed a Cross-Motion for Summary Disposition after the Company cured all of its delinquencies and the SEC’s Division of Enforcement filed an opposition to the Company’s Cross-Motion for Summary Disposition on February 21, 2024. On March 4, 2024, the Company filed a Reply in Support of its Motion for Summary Disposition. On February 18, 2025, the Company submitted a request for expediting the resolution of the administrative proceeding. The Commission will issue a decision on the basis of the record in the proceeding. The Company cannot at this time predict the timing of a decision by the Commission or the outcome of such decision. The Company intends to remain current in its periodic reporting to the SEC. In addition, the Company intends to vigorously defend against the allegations in the Order to avoid possible suspension or revocation of the registration of its common stock. If the SEC issues a final order to suspend or revoke the registration of the Company’s common stock, brokers, dealers and other market participants would be prohibited from buying, selling, making a market in, publishing quotations of, or otherwise effecting transactions with respect to, such common stock until, in the case of suspension, the lifting of such suspension, or, in the case of a revocation, the Company files a new registration statement with the SEC under the Exchange Act and that registration statement is declared effective. As a result, public trading of the Company’s common stock would cease and investors would find it extraordinarily difficult to acquire or dispose of the Company’s common stock or obtain accurate price quotations for the Company’s common stock, which could result in a significant decline in the value of the Company’s stock. In addition, the Company’s business may be adversely impacted, including, without limitation, an adverse impact on the Company’s ability to issue stock to raise equity capital, engage in business combinations or provide employee incentives.

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

There has been a limited trading market for our common stock and we cannot predict how liquid the market for our common stock might become. On September 28, 2021 our stock began trading in accordance with the OTC Pink Sheet Current Information tier. Broker dealer firms are not able to provide stock quotes for IEH’s common stock and transactions are limited to the “Expert” market. The quotation of our common stock on the OTC Pink Sheet Current Information does not assure that a meaningful, consistent and liquid trading market exists. The market price for our common stock is subject to volatility and holders of our common stock may be unable to resell their shares at or near their original purchase price, or at any price. In the absence of an active trading market, investors may have difficulty buying and selling, or obtaining market quotations for our common stock; market visibility for our common stock may be limited; and a lack of visibility for our common stock may have a depressive effect on the market for our common stock. While we intend to regain listing on an actively traded platform, there can be no assurance that we will be successful.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 31, 2025 traded as low as $5.20 and as high as $16.00 per share and during the fiscal year ended March 31, 2024, our stock price traded as low as $5.20 per share and as high as $10.00 per share. Fluctuations may be exaggerated since the trading volume is and would likely be volatile, limited, and sporadic. These fluctuations may or may not be based upon any business or operating results. We cannot assure you that your investment in our common stock will not decline.

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

Gail Offerman and Dave Offerman, our Chief Executive Officer, (the “Offerman Investors”) beneficially own approximately 46.4% of our common stock as of June 12, 2025, and will generally vote together as a single class on matters submitted to a vote of our shareholders. As a result, the Offerman Investors may exert substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. In addition, the Offerman Investors exercise significant influence over the operations of our Company because the Company has been a business led by the Offerman family for generations. These shareholders may make decisions that are adverse to your interests.

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

We are also impacted by changes in trade policy. We have observed significant shifts in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. While imposition of certain tariffs have been temporarily paused, it is hard to predict the direction of future trade policy. Changes to current policies by the U.S. or other governments could affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with other countries. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. Market volatility and currency exchange rate fluctuations could have a material adverse effect on our business, financial condition, results of operations or cash flows. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s trading relationships.

A number of other economic and geopolitical factors both in the United States and abroad could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, such as:

●	a global or regional economic slowdown in any of the Company’s market segments;

●	postponement of spending, in response to tighter credit, financial market volatility and other factors;

●	effects of significant changes in economic, monetary and fiscal policies in the United States and abroad including significant income tax changes, currency fluctuations and inflationary pressures;

●	rapid material escalation of the cost of regulatory compliance and litigation;

●	changes in government policies and regulations affecting the Company or its significant customers or suppliers;

●	employment regulations and local labor conditions, including increases in employment costs;

●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;

●	longer payment cycles;

●	credit risks and other challenges in collecting accounts receivable; and

●	ongoing conflicts in Eastern Europe and the Middle East have impacted economic activity as well as the availability and price of raw materials and energy and the most recent conflict between two nuclear powers in South Asia since May 2025, the effect of which on world markets is still to be determined.

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

We serve customers in the United States and abroad, with a sales presence in over 40 countries. Sales outside of the United States are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we sell our products could result in the disruption of commerce and negatively impact cash flows from our operations in those areas. Risks inherent in our international operations include, among others:

●	Pandemic-related uncertainties in the countries in which we operate;

●	Import and export regulations that could erode profit margins or restrict exports;

●	Foreign exchange controls and tax rates;

●	Foreign currency exchange rate fluctuations, including devaluations;

●	Changes in regional and local economic conditions, including local inflationary pressures;

●	Difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

●	Variations in protection of intellectual property and other legal rights;

●	Inability or regulatory limitations on our ability to move goods across borders;

●	Changes in laws and regulations, including the laws and policies of the United States affecting trade, tariffs and foreign investment;

●	Restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, trade wars, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

●	Unsettled political conditions and possible terrorist attacks against U.S. or other interests; and

●	Political tensions and armed conflict, such as the ongoing wars in Eastern Europe, Middle East and the conflict in South Asia.

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

Sales to customers located outside the U.S. accounted for approximately 5.7% and 8.5% of our revenue in the fiscal years ended March 31, 2025 and 2024, respectively. Any weakness in the domestic economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. In addition, there is a risk that manufacturers in Asia and Europe may compete with us and replace us. The imposition by the U.S. of tariffs on goods imported from overseas, countermeasures imposed in response, U.S. export restrictions on sales of products to certain overseas countries and other government actions that restrict or otherwise adversely affect our ability to sell our products may have a material adverse impact on our business. In addition, we may be subject to rules and regulations or the jurisdiction of other governmental agencies that may adversely affect our rights and obligations. In the event of a dispute, we will likely be subject to the exclusive jurisdiction of foreign courts.

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

Approximately 65.7% and 60.6% of the Company’s net revenues for the fiscal years ended March 31, 2025 and 2024, respectively, came from sales to the defense market. The Company participates in a broad spectrum of defense programs. Accordingly, the Company’s sales are affected by changes in the defense budgets and policies of the U.S. government. A significant decline in U.S. government defense expenditures for programs in which we participate could have an adverse effect on the Company’s business, financial condition and results of operations. U.S. government expenditures are also subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products.

We may be adversely affected by natural disasters, pandemics and other catastrophic events and by man-made problems such as terrorism that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our business operations are located in Brooklyn, New York and Allentown, Pennsylvania. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. In addition, our suppliers’ facilities are located in locations susceptible to natural disasters or similar events, such as tornadoes, fires, explosions or large-scale accidents or power outages, or IT threats, pandemics, acts of terrorism and other geo-political unrest, which could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the manufacture or distribution of our products, our business, financial condition, operating results and prospects would suffer.

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

Our cyber risk management program is based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework. Our cybersecurity risks are identified and addressed through a comprehensive, cross- functional approach. The Company’s Vice President of Engineering is primarily responsible for the implementation of defense capabilities and risk mitigation strategies in connection with the Company’s information security and cybersecurity risks. The Company’s Vice President of Engineering, in coordination with the Company’s senior management, works collaboratively across the Company to implement the cyber risk management program. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the Company’s Vice President of Engineering and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee of the Board of Directors when appropriate.

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

The Company renewed its lease for its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York on December 1, 2020, and entered into a 10-year lease agreement extension, running through November 30, 2030. The lease is approximately 20,400 square feet of space, of which it is estimated that 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations. The basic minimum annual rental payments remaining on this lease is $1,792,755 as of March 31, 2025.

The Company entered into a lease on January 29, 2021 for a building at 200 Cascade Drive, Bldg. 2, Suite H, Allentown, Pennsylvania 18109 running through March 30, 2028. The lease is approximately 28,800 square feet of space, of which it is estimated that 4,800 square feet are used as executive and administrative offices and 24,000 square feet are used for its manufacturing and testing operations. The basic minimum annual rental payments remaining on this lease is $807,969 as of March 31, 2025.

Item 3.	Legal Proceedings:

There are no legal proceedings that have occurred within the past year concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

On August 17, 2022, the SEC issued an Order Instituting Administrative Proceedings and Notice of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the administrative proceeding is for the Commission to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months, or revoke the registration of each class of securities of the Company registered pursuant to Section 12 of the Exchange Act. The Company filed an answer to the Order on October 3, 2022 and on October 13, 2022 we conducted a prehearing conference with SEC staff in the Division of Enforcement. On March 1, 2023 the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. On December 22, 2023, the Company filed a Cross-Motion for Summary Disposition. The SEC’s Division of Enforcement filed an opposition to the Company’s Cross-Motion for Summary Disposition on February 21, 2024. On March 4, 2024, the Company filed a Reply in Support of its Motion for Summary Disposition. The SEC will issue a decision on the basis of the record in the proceeding. On February 18, 2025, the Company submitted a request for expediting the resolution of the administrative proceeding.

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

Principal Market:

Beginning on September 28, 2021, as a result of the SEC’s amendments to Exchange Act Rule 15c2-11 which requires listed companies to be current in their SEC periodic reports or provide alternative information, trading in the Company’s shares of common stock is in accordance with the OTC Pink Sheet Current Information tier and transactions are limited to the “Expert” market. As a result, broker dealer firms are not able to provide stock quotes for the Company’s common stock. Persons who hold our common stock or wish to purchase our common stock will have to contact their brokers directly in order to buy or sell shares. Prior to September 28, 2021, commencing on March 22, 2019, the Company’s shares of common stock (the “common stock”) commenced trading exclusively on the OTCQX Marketplace. Prior to March 22, 2019, the common stock was traded exclusively on the OTCQB Marketplace commencing on March 17, 2017. The shares are quoted under the ticker symbol “IEHC”. Investors are able to view real-time quotes at http://www.otcmarkets.com. Because we are currently quoted on the OTC Pink Sheet Current Information, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

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

	High Bid	Low Bid
Fiscal Year ended March 31, 2024
April 1, 2023 – June 30, 2023	$7.20	$5.75
July 1, 2023 – September 30, 2023	$8.65	$7.25
October 1, 2023 – December 31, 2023	$10.00	$7.60
January 1, 2024 – March 31, 2024	$7.85	$5.20

Fiscal Year ended March 31, 2025
April 1, 2024 – June 30, 2024	$9.50	$5.20
July 1, 2024 – September 30, 2024	$9.90	$6.50
October 1, 2024 – December 31, 2024	$16.00	$7.95
January 1, 2025 – March 31, 2025	$11.25	$7.30

Holders:

The number of record holders of the Company’s common stock as of June 12, 2025 was 151. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

Our customers consist of OEMs and distributors who resell our products to OEMs. We sell our products directly and through 21 independent sales representatives and distributors located in all regions of the United States, Canada, the European Union, Southeast Asia, Central Asia and the Middle East.

The customers we service are in the defense, aerospace, space, medical, oil and gas, industrial, test equipment and commercial electronics markets. We appear on the Military DLA Qualified Product Listing (“QPL”) MIL-DTL-55302 and supply customer requested modifications to this specification.

The customers we service by industry as a percentage of total revenue is provided below:

	For the Fiscal Years Ended March 31,
	2025	2024
Industry	%	%
Defense	65.7	60.6
Commercial Aerospace	19.9	27.3
Space	10.6	7.8
Other	3.8	4.3

We are exposed to and impacted by macroeconomic factors and U.S., state and local government policies. Current general economic conditions, including the current levels of inflation and increased tariffs, have created uncertainties, resulting in market volatility. We have adopted particular measures to protect our employees at our manufacturing operations in Brooklyn, New York, and Allentown, Pennsylvania, and we expect to execute on our contracts through carefully designed arrangements.

Worldwide Supply Chain Disruptions

Worldwide supply chain disruptions, which were initially brought about by the impact of the COVID-19 pandemic, have persisted despite the recovery in the global economy and financial markets. The Company has experienced longer lead times for raw materials and has experienced raw material cost increases compared to prior fiscal years. These and other issues resulting from worldwide supply chain disruptions, including tariffs and the impact of trade policies from the current United States government administration, as well as the conflicts in Eastern Europe, the Middle East and South Asia, are expected to continue into fiscal 2026 and could continue to have a material adverse effect on the Company’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

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

Revenue Recognition

Pursuant to Accounting Standards Codification (“ASC”) ASC Topic 606, “Revenue from Contracts with Customers,” revenue represents the amount received or receivable for goods and services supplied by the Company to its customers. We recognize revenue and the related cost of products sold when the performance obligations are satisfied. The performance obligations are typically satisfied upon shipment of physical goods. In addition to the satisfaction of the performance obligations, the following conditions are required for revenue recognition: an arrangement exists, there is a fixed price, and collectability is reasonably assured.

We do not offer any discounts, credits or other sales incentives. Historically, the Company believes that it has had no collection issues with its customer base. The Company’s policy with respect to customer returns and allowances as well as product warranty is as follows:

We may accept a return of defective product within one year from shipment for repair or replacement at the Company’s option. If the product is repairable, the Company at its own cost, will repair and return it to the customer. If unrepairable, the Company, at its own expense, will replace the defective product with a new item. The cost of defective products is immaterial at this time. Billing terms vary by customer and product but generally do not exceed 30 days.

We provide engineering services as part of the relationship with its customers in developing the custom product. We are not obligated to provide such engineering service to its customers. We do not invoice its customers separately for these services.

We record a liability when receiving cash in advance of delivering goods or services to the customer. This liability is offset against the receivable recognized when those goods or services are delivered. Deposits from customers were $173,074 and $882,525, as of March 31, 2025 and 2024, respectively.

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

Accounting for Income Taxes

Our current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary and permanent differences resulting from different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible. Should management determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized in the Statement of Operations over the vesting term of the equity-based award. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. When the terms of an equity-based award provide for immediate vesting, the fair value of the equity-based award is expensed immediately. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option, which, for options granted in fiscal 2025 and 2024, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2025 and 2024. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0% based on the fact that we have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

Results of Operations:

Annual Results of Operations

Comparison of the Years Ended March 31, 2025 and March 31, 2024:

The following table summarizes our results of operations for the fiscal years ended March 31, 2025 and March 31, 2025:

	For the Fiscal Years Ended March 31,		Period-to- Period
	2025	2024	Change
Revenue	$28,783,861	$21,524,544	$7,259,317

Operating expenses:
Cost of products sold	21,309,983	18,257,621	3,052,362
Selling, general and administrative	6,154,214	6,156,191	(1,977)
Depreciation and amortization	744,802	871,619	(126,817)
Total operating expenses	28,208,999	25,285,431	2,923,568
Operating income (loss)	574,862	(3,760,887)	4,335,749
Other income (expense):
Interest income (expense), net	425,291	126,694	298,597
Total other income (expense), net	425,291	126,694	298,597

Income (loss) before (provision for) benefit from income taxes	1,000,153	(3,634,193)	4,634,346
(Provision for) benefit from income taxes	(1,115)	717,291	(718,406)
Net income (loss)	$999,038	$(2,916,902)	$3,915,940

Revenue for the fiscal year ended March 31, 2025 was $28,783,861, reflecting an increase of $7,259,317, or 33.7%, as compared to $21,524,544 for the fiscal year ended March 31, 2024. The increase in revenues was primarily due to an increase in orders from our defense customers for programs that IEH participates in. Fiscal 2025 also witnessed increases in revenue in commercial space exploration as space related programs continue to evolve and grow, offsetting the decline in revenue from commercial aerospace as the industry navigates through various production, labor and regulatory related challenges related to a major airplane producer.

Cost of products sold for the fiscal year ended March 31, 2025 was $21,309,983 reflecting an increase of $3,052,362, or 16.7%, as compared to $18,257,621 for the fiscal year ended March 31, 2024. The increase was principally attributable to increase in revenue offset by more effective absorption of overhead in production on account of increases in unit volume sold.

Selling, general and administrative expenses for the fiscal year ended March 31, 2025 was $6,154,214, reflecting a decrease of $1,977, as compared to $6,156,191 for the fiscal year ended March 31, 2024.

Depreciation and amortization for the fiscal year ended March 31, 2025 was $744,802, reflecting a decrease of $126,817, or 14.6%, as compared to $871,619 for the fiscal year ended March 31, 2024. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets as we continue to monitor and manage fixed assets investments closely.

Total interest income (expense), net for the fiscal year ended March 31, 2025 was $425,291, reflecting an increase of $298,597, as compared to $126,694 for the fiscal year ended March 31, 2024. The increase was primarily attributable to an increase in interest income earned on taxes prepaid for federal, state and municipal jurisdictions.

The provision for income taxes for the fiscal year ended March 31, 2025 was a provision of $1,115, as compared to a benefit of $717,291 for the fiscal year ended March 31, 2024. The provision for the fiscal year ended March 31, 2025 was due to a federal provision of $64,300, offset by an adjustment of $63,185 for state and local income taxes.

The benefit for the fiscal year ended March 31, 2024 was principally attributable to adjustments to prior years’ federal, state and local income taxes.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the fiscal year ended March 31, 2025, our primary sources of liquidity came from cash flows generated by operating activities and cash reserves. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements in fiscal year 2026 and into fiscal year 2027, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and the conflicts in Eastern Europe, Middle East and South Asia, and any economic uncertainty as a result of the change in presidential administration in the U.S. may result in significant disruption and volatility in the global financial markets, reducing our ability to access capital have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of March 31, 2025, our cash balance was $10,539,828. For the fiscal year ended March 31, 2025, we recorded net income of $999,038. As of March 31, 2025, we had working capital of $19,784,214.

Our principal source of liquidity is cash flows generated by operating activities and cash reserves.

Cash Flow Activities for the Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024

The following table summarizes our cash flow activities for the fiscal years ended March 31, 2025 and March 31, 2024:

	For the Fiscal Years Ended March 31,		Period-to- Period
	2025	2024	Change

Cash flow provided by (used in)
Operating activities	$4,883,619	$(1,914,265)	$6,797,884
Investing activities	(532,364)	(347,168)	(185,196)
Financing activities	48,750	56,550	(7,800)
Increase in cash and cash equivalents	$4,400,005	$(2,204,883)	$6,604,888

Net cash provided by operating activities was $4,883,619 for the fiscal year ended March 31, 2025, as compared to net cash used in operating activities of $1,914,265 for the fiscal year ended March 31, 2024. The period over period improvement in cash from operating activities of $6,797,884 was primarily due to the improvement in net income of $3,915,940, decrease in inventory purchases of $1,154,803, decrease in accounts receivable of $1,624,952, decrease in corporate tax receivable of $1,861,462, offset by the decrease in customer advance payments of $1,571,337.

Net cash used in investing activities was $532,364 for the fiscal year ended March 31, 2025, an increase of $185,196, as compared to use of $347,168 for the fiscal year ended March 31, 2024. The increase in cash used in investing activities during the fiscal year ended March 31, 2025 was primarily attributable to investment in machinery for product designs.

Net cash provided by financing activities was $48,750 for the fiscal year ended March 31, 2025, a decrease of $7,800, as compared to $56,550 for the fiscal year ended March 31, 2024. This decrease is attributable to a reduction in the proceeds from the exercise of stock options.

Backlog of Orders

Our customers typically enter into supply arrangements for the purchase of our products which we will produce and deliver over time. On an as-needed basis, our customers place specific production orders, and these orders are generally filled and shipped within twelve weeks. Our backlog consists of supply arrangements where the anticipated unfulfilled shipping dates are within approximately twelve months. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. The backlog amounted to approximately $12,445,000 at March 31, 2025 as compared to $18,285,600 at March 31, 2024. The decrease in total backlog as of March 31, 2025 compared with the previous year is primarily due to decreases in defense orders as the company awaits several key customer contracts to be executed and due to sluggish recovery in commercial aerospace as the industry navigates through production, labor and regulatory issues related to a major airplane producer.

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

See our audited Financial Statements for the fiscal years ended March 31, 2025 and 2024 which follow Item 16 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. The following material weakness has been identified:

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

As of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our internal over financial reporting and disclosure controls and procedures were not effective based upon the identified material weakness noted above.

Management is actively engaged in the planning for and implementation of remediation efforts to address the identified material weakness. The remediation plan includes improvements in the design and implementation of enhanced monitoring and user access and change management within the ITGC environment.

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

Mitigation Step

In order to address the material weakness stated above, Management undertook the following mitigation step:

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

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of March 31, 2025, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class
David Offerman	50	Chairman of the Board of Directors, President and Chief Executive Officer	II

Subrata Purkayastha	43	Chief Financial Officer and Treasurer

Allen Gottlieb	83	Director	II

Gerald E. Chafetz	81	Director	II

Eric C. Hugel	54	Director	I

Michael E. Rosenfeld	41	Director	I

John P. Spiezio	61	Director	I

Brian J. Glenn	45	Director	I

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. As of March 31, 2025, the Board of Directors consisted of seven (7) members divided into two classes with four Class I Members (Mr. Hugel, Mr. Spiezio, Mr. Rosenfeld and Mr. Glenn) and three Class II Members (Mr. Offerman, Mr. Gottlieb and Mr. Chafetz).

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

Subrata Purkayastha. On October 26, 2023, the Company promoted Subrata Purkayastha from interim Chief Financial Officer to permanent Chief Financial Officer and executed a new employment agreement with her effective as of November 1, 2023. Previously, on May 19, 2023, the Company appointed Subrata Purkayastha as its Interim Chief Financial Officer and Treasurer. Ms. Purkayastha’s appointment became effective on May 19, 2023. Prior to this date, Ms. Purkayastha served as Controller of the Company since November 2021. Prior to joining the Company, from January 2019 to May 2021, Ms. Purkayastha served as Controller of Sprouts Foods, Inc., a producer and distributor of premium organic foods intended for babies and toddlers. From July 2017 to January 2019, Ms. Purkayastha served as Accounting Manager at Sprouts Foods, Inc. where she provided timely and accurate financial reporting to the Chief Executive Officer and Chief Financial Officer and private equity partners. Prior to Sprout Foods Inc., from July 2015 to June 2017, Ms. Purkayastha served as Accounting Manager of Champions Oncology, Inc., a publicly-traded company engaged in the development of advanced technology solutions and services to personalize the development of oncology drug development. Ms. Purkayastha holds a Bachelor of Science in Accounting from Carson-Newman University in Jefferson City, Tennessee and also received a Master’s in Arts degree with a focus in International Banking and Finance from Fordham University. Ms. Purkayastha is also a Certified Public Accountant.

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

Gerald Chafetz. Mr. Chafetz has been a member of the Company’s Board of Directors since 2009. He is President of GEC Enterprises, LLC since 2011. GEC Enterprises, LLC is a property management company headquartered in Boynton Beach, Florida. He was previously President of Capitol City Companies. Prior to founding Capitol City Companies, he had an extended 22-year executive career in the textile industry with several knitwear and high fashion manufacturers, including Arista Knitwear, Berwick Fashion Knitwear and Beged-or Knitwear. Mr. Chafetz graduated from the University of Hartford in 1965 with a Bachelor of Science degree in business. We believe Mr. Chafetz’s expertise in executive management and manufacturing along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

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

Michael E. Rosenfeld has been a member of the Company’s Board of Directors since 2018. He is a co-founder, Principal, and Chief Operating Officer at Olive Tree Holdings, a real estate investment firm headquartered in New York City specializing in the acquisition, management and transformation of multifamily communities across dynamically growing markets within the U.S. To date, the firm has amassed a lifetime portfolio value of $2 billion and has acquired and transformed over 17,000 units of workforce and affordable housing units across 9 states. During his tenure, the firm raised over $465 million of outside equity and was one of the fastest growing multifamily owners in the nation. Previously, Michael worked for 11 years as the Chief of Staff to the Founder/Chairman of a private family investment office with a $360 million commercial real estate portfolio comprised of over 1.5 million square feet from New York to Miami Beach. Mr. Rosenfeld received his Bachelor of Arts in Political Science from Emory University in 2006, and his Master of Business Administration (MBA) in Corporate Finance from the New York University Stern School of Business in 2016. We believe Mr. Rosenfeld’s expertise in finance and accounting along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

John P. Spiezio, appointed to the Board of Directors on August 1, 2023, has extensive experience in the aerospace and defense industries. After studying Economics, Computer Science, and Mathematics at Marquette University, he returned to New York and began his 33-year career as the third-generation leader at Hicksville Machine Works, Inc. (“HMW”), a supplier to prime aerospace & defense contractors throughout North America and Europe as well as the Department of Defense directly. Over that time he gained extensive experience in operations, business development, and governance of a business operating in this specialized industry. After HMW was sold in 2019, Mr. Spiezio worked, from March 2019 to April 2021, for a private equity firm engaged in building a vertically integrated company that could produce and supply entire integrated systems to the aerospace and defense industries. Mr. Spiezio serves on the corporate boards of MicroMetl Corporation and GRC Reality. Mr. Spiezio is also currently the Chairman of ADDAPT, an industry group focused on defense and aerospace suppliers based in New York State. Mr. Spiezio possesses significant expertise about the aerospace and defense industries and the markets in which we compete and as a Board member will be able to provide us with the benefits of such knowledge. In addition, his extensive executive leadership qualities and knowledge strengthens the Board’s collective qualifications, skills and experience.

Brian J. Glenn. Mr. Glenn was elected to the Board of Directors of the Company in October 2023 to fill a newly created directorship previously authorized by the Board. Mr. Glenn will serve an initial term expiring at the Company’s next annual meeting to be held and until his successor has been duly elected and qualified. Mr. Glenn currently serves as the Chief Investment Officer for Premier Path Wealth Partners, an independent SEC-registered investment advisory firm in Madison, New Jersey. Premier Path Wealth Partners manages more than $1.0 billion in assets on behalf of business owners, high net worth families, trusts, and charities. In 2018, Mr. Glenn founded Olcott Square Investment Partners, an investment firm with a focus on companies that demonstrate durable advantages and secular growth prospects. From 2008 to 2018, Mr. Glenn worked at W.R. Huff Asset Management, an investment firm that employed a rigorous, primary research process managing concentrated investment strategies across the capital structure, where he helped steer investments in public equities, high-yield bonds, and leveraged loans. Mr. Glenn graduated from the College of New Jersey with a Bachelor of Science in Business Administration and earned his Master in Business Administration from Massachusetts Institute of Technology’s Sloan School of Management. Mr. Glenn holds the designation of Chartered Financial Analyst and is a member of the CFA Society, New York. The Board has determined that Mr. Glenn is an “independent director” in accordance with the listing standards of the OTC Pink Market. The Board appointed Mr. Glenn to the Audit Committee. He brings to our Board his experience in the capital markets and his background adds an important capability to the Board, and strengthens the Board’s collective qualifications, skills, and experience.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own, directly or indirectly, more than 10% of a registered class of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.

Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports that they file. The Company believes that during the fiscal year ended March 31, 2025, all reports for the Company’s executive officers and directors that were required to be filed under Section 16 of the Exchange Act were filed on a timely basis except in the initial Form 3 filed with respect to Mr. Glenn, disclosure was not made with respect to the ownership of certain shares of common stock as follows: (i) 2,876 shares of common stock over which he has sole voting power and sole investment power; (ii) 2,430 shares of common stock which he owns jointly with his spouse over which he has shared voting and investment power; and (iii) 3,223 shares of common stock owned by unrelated third parties over which he has sole investment power but no voting power. Transactions with respect to the foregoing shares occurred prior to Mr. Glenn becoming a director of the Company. An appropriate Form 3 - Amendment to correct such administrative oversight will be made.

Director Independence; Meetings of Directors; Corporate Governance; Committees of the Board

Our Board of Directors currently consists of seven (7) individuals. Six (6) of our directors are “independent” as defined in the Marketplace Rules of The NASDAQ Stock Market. During the fiscal year ended March 31, 2025, our Board of Directors held six (6) meetings, the Audit Committee held five (5) meetings, and the Compensation Committee met on three (3) occasions and took action by unanimous written consent on one (1) occasion.

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

For the fiscal year ended March 31, 2025, a general description of the duties of the committees were as follows:

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

During the fiscal year ended March 31, 2025, all of the members of our Audit Committee were “independent” within the definition of that term as provided by NASDAQ rules.

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

Code of Ethics. The Company has adopted a Code of Ethics, which has been made available on its website https://www.iehcorp.com/ethics-code.

Insider Trading Policies and Procedures. The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of such policies and procedures is filed hereto as Exhibit 19.1.

Item 11.	Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 31, 2025 and March 31, 2024, respectively, for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)
David Offerman	2025	491,745	50,000	141,500	-	683,245
Chief Executive Officer, President	2024	486,022	-	-	-	486,022

Subrata Purkayastha(3)	2025	250,000	30,000	41,700	-	321,700
Chief Financial Officer	2024	216,904	-	97,750	-	314,654

William H. Craig(4)	2025	-	-	-	-	-
Chief Financial Officer	2024	30,877	-	-	-	30,877

(1)	Amounts reported in this column reflect the base salaries earned during the applicable year.
(2)	Amounts reported in this column are related to the Cash Bonus Plan that was adopted in 1987.
(3)	Ms. Purkayastha was appointed to the position of Interim Chief Financial Officer and Treasurer effective May 19, 2023 and promoted to permanent Chief Financial Officer and Treasurer effective November 1, 2023.
(4)	Mr. Craig resigned his employment with the Company, effective May 17, 2023. His options expired unexercised.

David Offerman – Employment Agreement

On December 24, 2024, the Company entered into a new employment agreement with David Offerman, its Chief Executive Officer and President. The employment agreement with Mr. Offerman became effective as of January 1, 2025, and will expire on December 31, 2029. Mr. Offerman’s prior employment agreement expired on December 31, 2024. A copy of the full text of Mr. Offerman’s new employment agreement was filed with the SEC on December 31, 2024 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 24, 2024. Under the new employment agreement, Mr. Offerman receives an initial base salary of $491,745 per annum, subject to such increases, if any, as determined by the Board of Directors, or if the Board so designates, the Compensation Committee of the Board. Mr. Offerman is also eligible to receive an annual cash bonus of up to 100% of base salary for each fiscal year of employment based on performance targets and other key objectives established by the Board, or if applicable, the Compensation Committee.

During the term of the employment agreement, Mr. Offerman is also eligible to receive equity or performance awards pursuant to any long-term incentive compensation plan adopted by the Compensation Committee.

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

Subrata Purkayastha – Employment Agreement

On October 26, 2023, the Company agreed to promote Subrata Purkayastha from interim Chief Financial Officer to permanent Chief Financial Officer and to execute a new employment agreement effective as of November 1, 2023. Her new employment agreement is substantially similar to her then existing employment agreement, dated as of June 1, 2023 except as follows: (i) the term of the new employment agreement shall be for three years commencing November 1, 2023 and expiring October 31, 2026; (ii) her initial annual salary shall be $250,000 subject to such increases, if any, as determined by the Board of Directors, or if the Board so designates, the Compensation Committee of the Board.; and (iii) she is being granted 25,000 options to purchase the Company’s common stock at an exercise price of $8.00 per share.

She will also be eligible to receive a cash bonus and stock option awards based on performance targets and other key objectives established by the Compensation Committee of the Board of Directors of the Company. The employment agreement further provides for the payment of severance pay and continued participation in health and welfare plans for up to 12 months in the case of termination without cause. Ms. Purkayastha is subject to customary confidentiality and non-compete obligations that survive the termination of the agreement.

Cash Bonus Plan

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. Bonus expense recorded for each of the years ended March 31, 2025 and 2024 was $386,570 and $203,175, respectively. As of March 31, 2025, and 2024, the Company’s accrued bonus was $330,000 and $150,000, respectively. The Company paid the bonus amounts accrued as of March 31, 2025 and 2024 during June 2025 and June 2024, respectively.

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

On August 31, 2011, the Company’s shareholder approved the adoption of the Company’s 2011 Equity Incentive Plan (“2011 Plan”) to provide for the grant of stock options and restricted stock awards to purchase up to 750,000 shares of the Company’s common stock to all employees, consultants and other eligible participants including senior management and members of the Board of Directors of the Company. The 2011 Equity Incentive Plan expired on August 31, 2021 after which no further awards would be granted under such plan.

Outstanding Equity Awards as of March 31, 2025

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of March 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
David Offerman	46,217	-	$6.00	7/1/2025
	225,000	-	20.00	7/29/2029
	25,000	-	10.75	12/24/2034

Subrata Purkayastha	10,000	-	12.25	11/1/2031
	25,000	-	8.00	10/26/2033
	15,000	-	5.65	4/26/2034

Non-Employee Director Equity Awards

The following table sets forth certain information regarding outstanding equity awards granted to our non-employee directors that remain outstanding as of March 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Allen Gottlieb	5,000	-	$6.01	5/8/2033
Gerald E. Chafetz	4,000	-	6.00	7/1/2025
	5,000	-	6.01	5/8/2033
Eric C. Hugel	5,000	-	5.30	8/15/2026
	5,000	-	6.01	5/8/2033
Michael E. Rosenfeld	5,000	-	12.75	10/26/2028
	5,000	-	6.01	5/8/2033
John P. Spiezio	5,000	-	7.25	8/1/2033
Brian J. Glenn	5,000	-	8.00	10/11/2033

Non-Employee Director Compensation

The following table sets forth the compensation (cash and equity) received by our non-employee directors during the fiscal year ended March 31, 2025.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Allen Gottlieb	$15,000	$-	$15,000
Gerald E. Chafetz	17,500	-	17,500
Eric C. Hugel	17,500	-	17,500
Michael E. Rosenfeld	15,000	-	15,000
John P. Spiezio	15,000	-	15,000
Brian J. Glenn	15,000	-	15,000

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

The following table sets forth certain information as of June 12, 2025 with respect to: (i) the persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities; (ii) each Named Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 12, 2025, there were 2,390,251 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s and Form 4s filed with the SEC by the named persons.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of June 12, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o IEH Corporation, 140 58th Street, Brooklyn, NY 11220.

Each of the shareholders listed has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise, subject to community property laws where applicable.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% Stockholders
David Offerman(1)	686,317	25.5%
Gail Offerman(2)	499,606	20.9%
Zeff Capital LP(3)	232,862	9.7%
Intelligent Fanatics Capital Management LLC(4)	123,163	5.2%
Directors and Named Executive Officers
David Offerman(1)	686,317	25.5%
Subrata Purkayastha(5)	50,000	2.0%
Gerald E. Chafetz(6)	9,000	*
Allen Gottlieb(7)	5,000	*
Michael E. Rosenfeld(8)	10,000	*
Eric Hugel(9)	10,000	*
John P. Spiezio(10)	5,000	*
Brian J. Glenn (11)	13,529	*
All executive officers and directors as a group (8 persons)	788,846	28.4%

*	Denotes ownership percentage of less than 1%.

All	shares set forth above are owned directly by the named individual unless otherwise stated. The percentage ownership provided above is based upon 2,390,251 shares outstanding as of June 12, 2025.

(1)	Owns vested options to purchase 296,217 shares of common stock.

(2)	Based on the Company’s knowledge. The address of the principal business office of each of the reporting persons is 27110 Grand Central Parkway, APT. 10-V, Floral Park, NY 11005.

(3)	Based on a Schedule 13G dated January 4, 2022 filed by Zeff Capital, LP, Zeff Holding Company, LLC and Daniel Zeff. Each reporting person has shared voting and dispositive power with respect to 232,862 shares of common stock. The address of the principal business office of each of the reporting persons is 400 S. McCadden Pl., Los Angeles, CA 90020.

(4)	Based on a Schedule 13G dated March 31, 2025 filed by Intelligent Fanatics Capital Management LLC, IFCM MicroCap Fund LP and Cassel Ian J. Each of the reporting persons has shared voting and dispositive power over 123,163 shares of common stock. The address of the principal office of each of the reporting persons is 350 Rumford Road Lititz, Pennsylvania 17543.

(5)	Owns vested options to purchase 50,000 shares of common stock.

(6)	Owns vested options to purchase 9,000 shares of common stock.

(7)	Owns vested options to purchase 5,000 shares of common stock.

(8)	Owns vested options to purchase 10,000 shares of common stock.

(9)	Owns vested options to purchase 10,000 shares of common stock.

(10)	Owns vested options to purchase 5,000 shares of common stock.

(11)	Mr. Glenn has sole ownership of 2,430 shares of common stock over which he has sole voting and investment power. Together with his spouse Mr. Glenn has shared voting power and shared investment power over 2,876 shares of common stock. With respect to 3,223 shares of common stock Mr. Glen has no voting power but has sole investment power. Mr. Glenn disclaims beneficial ownership of the foregoing 3,323 IEH shares of common stock. Mr. Glenn owns vested options to purchase 5,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information as of March 31, 2025, regarding shares of common stock that may be issued under the Company’s equity compensation plans (the “Equity Plan”). Information is included for both equity compensation plans approved by the Company’s shareholders and not approved by the Company’s shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	564,217	$12.78	565,000
Equity compensation plans not approved by security holders	-	-	-
Total	564,217	$12.78	565,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the employment terms for its executive officers as described elsewhere in this Form 10-K, and as described below, there have been no related party transactions that are required to be disclosed pursuant to Item 404. Messrs. Gottlieb, Chafetz, Hugel, Rosenfeld, Spiezio, and Glenn are deemed independent directors of the Company pursuant to the SEC rules and regulations.

Item 14.	Principal Accountant Fees and Services

On February 24, 2025, the Board of Directors engaged CBIZ CPAs P.C. (“CBIZ”) (PCAOB ID: 199) as the independent auditor of IEH for the fiscal year ended March 31, 2025.

Audit Fees. During the fiscal years ended March 31, 2025 and 2024, IEH audit fees were $372,045 and $386,000, respectively to CBIZ for fees related to the audit of the Company’s financial statements.

Audit Related Fees. During the fiscal years ended March 31, 2025 and 2024, respectively, $0 and $0 were paid.

Tax Fees. During the fiscal years ended March 31, 2025 and 2024, $15,965 and $26,033 were paid for tax related services, respectively.

All Other Fees. During the fiscal years ended March 31, 2025 and 2024, respectively, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by CBIZ and the fees paid to it for such services during the fiscal years ended March 31, 2025 and 2024, have not compromised the independence of CBIZ and has been approved by the Audit Committee.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1(†)	2011 Equity Incentive Plan (filed as Exhibit A to definitive Proxy Statement dated August 31, 2011).

10.2(†)	2020 Equity Stock Based Compensation Plan (filed as Annex A to definitive Proxy Statement dated November 23, 2020).

10.3(†)	Employment Agreement between the Company and Subrata Purkayastha dated as of November 1, 2023 and effective as of November 1, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023 and incorporated by reference herein).

10.4(†)

Employment Agreement between the Company and David Offerman dated as of December 24, 2024 and effective as of January 1, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2024 and incorporated by reference herein).

19.1*	Insider trading policies and procedures

21*	Subsidiaries of the Company

23.1*	Consent of CBIZ CPAs P.C.

23.2*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

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

Dated: June 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	June 12, 2025
David Offerman,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Subrata Purkayastha	June 12, 2025
Subrata Purkayastha,
Chief Financial Officer (Principal Financial Officer)

/s/ Allen Gottlieb	June 12, 2025
Allen Gottlieb, Director

/s/ Gerald E. Chafetz	June 12, 2025
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	June 12, 2025
Eric C. Hugel, Director

/s/ Michael E. Rosenfeld	June 12, 2025
Michael E. Rosenfeld, Director

/s/ John P. Spiezio	June 12, 2025
John P. Spiezio, Director

/s/ Brian J. Glenn	June 12, 2025
Brian J. Glenn, Director

IEH CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

IEH Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of IEH Corporation (the “Company”) as of March 31, 2025, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2019.

New York, NY

June 12, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

IEH Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of IEH Corporation (the “Company”) as of March 31, 2024, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

To address the matter, it involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our procedures related to the valuation of inventory included, among others:

●	We obtained an understanding and evaluated the design of the internal controls over management’s valuation of inventory.

●	We evaluated the significant assumptions stated above and the completeness and accuracy of the underlying data used in management’s costing and valuation.

●	We obtained from management the master schedule of inventory values with adjustments from raw materials, work in process, and finished goods; the schedule for calculation of manufacturing overhead; and the analysis of inventory reserve.

o	We assessed the qualifications and competence of management; and

o	We evaluated the methodologies used to determine the reasonableness and accuracy of adjustments, overhead rates, and allowance for obsolete inventory.

●	We tested the pricing used to determine the average costs of raw materials and supplies, the net realizable value of finished goods and work in process, and the estimates of which materials may be obsolete.

●	We assessed the reasonableness of the schedules of management’s estimates by inquiring with management to understand the analysis of inventoried raw material parts as applied to quantities and costs for each of the periods presented.

●	We evaluated management’s provision for slow-moving and obsolete inventory calculation, by reviewing inputs, including historical sales activity versus on-hand inventory levels, we reviewed current selling prices versus current cost.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019 through 2025.

New York, NY

June 14, 2024

IEH CORPORATION

BALANCE SHEETS

	As of March 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,539,828	$6,139,823
Accounts receivable, net	3,210,840	3,907,997
Inventories, net	7,265,347	8,731,618
Corporate income taxes receivable	813,413	2,199,174
Prepaid expenses and other current assets	201,160	193,718
Total current assets	22,030,588	21,172,330

Non-current assets:
Property, plant and equipment, net	3,128,177	3,340,615
Operating lease right-of-use assets	1,967,752	2,324,753
Security deposit	75,756	75,756
Total assets	$27,202,273	$26,913,454

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$876,730	$781,082
Customer advance payments	173,074	882,525
Operating lease liabilities	395,325	351,804
Other current liabilities	801,245	861,208
Total current liabilities	2,246,374	2,876,619

Operating lease liabilities, non-current	1,841,993	2,237,317
Total liabilities	4,088,367	5,113,936

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,388,251 and 2,380,251 shares issued and outstanding at March 31, 2025 and March 31, 2024, respectively	23,883	23,803
Additional paid-in capital	8,281,344	7,966,074
Retained earnings	14,808,679	13,809,641
Total Stockholders’ Equity	23,113,906	21,799,518
Total Liabilities and Stockholders’ Equity	$27,202,273	$26,913,454

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended March 31,
	2025	2024

Revenue	$28,783,861	$21,524,544

Costs and expenses:
Cost of products sold	21,309,983	18,257,621
Selling, general and administrative	6,154,214	6,156,191
Depreciation and amortization	744,802	871,619
Total operating expenses	28,208,999	25,285,431

Operating income (loss)	574,862	(3,760,887)

Other income (expense):
Interest income (expense), net	425,291	126,694
Total other income (expense), net	425,291	126,694

Income (loss) before (provision for) benefit from income taxes	1,000,153	(3,634,193)
(Provision for) benefit from income taxes	(1,115)	717,291
Net income (loss)	$999,038	$(2,916,902)

Net earnings (loss) per common share
Basic	$0.42	$(1.23)
Diluted	$0.41	$(1.23)

Weighted-average number of common and common equivalent shares:
Basic	2,381,824	2,375,342
Diluted	2,443,255	2,375,342

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances at March 31, 2023	2,370,251	$23,703	$7,566,324	$16,726,543	$24,316,570

Exercise of stock options	10,000	100	56,450	-	56,550

Stock-based compensation	-	-	343,300	-	343,300

Net loss	-	-	-	(2,916,902)	(2,916,902)

Balances at March 31, 2024	2,380,251	$23,803	$7,966,074	$13,809,641	$21,799,518

Exercise of stock options	8,000	80	48,670	-	48,750

Stock-based compensation	-	-	266,600	-	266,600

Net income	-	-	-	999,038	999,038

Balances at March 31, 2025	2,388,251	$23,883	$8,281,344	$14,808,679	$23,113,906

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$999,038	$(2,916,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	744,802	871,619
Stock-based compensation expense	266,600	343,300
Inventory obsolescence provision	(62,904)	340,402
Operating lease right-of-use assets	502,877	502,876

Changes in assets and liabilities:
Accounts receivable	697,157	(927,795)
Inventories	1,529,175	374,372
Corporate income taxes receivable	1,385,761	(475,701)
Prepaid expenses and other current assets	(7,442)	(91,201)
Accounts payable	95,648	(272,996)
Customer advance payments	(709,451)	861,886
Operating lease liabilities	(497,679)	(483,184)
Other current liabilities	(59,963)	(40,941)
Net cash provided by (used in) operating activities	4,883,619	(1,914,265)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(532,364)	(347,168)
Net cash used in investing activities	(532,364)	(347,168)

Cash flows from financing activities:
Proceeds from exercise of stock options	48,750	56,550
Net cash provided by financing activities	48,750	56,550

Net increase (decrease) in cash and cash equivalents	4,400,005	(2,204,883)
Cash and cash equivalents - beginning of fiscal year	6,139,823	8,344,706
Cash and cash equivalents - end of fiscal year	$10,539,828	$6,139,823

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$216
Income Taxes	$99,269	$3,090

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION
Notes to Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

Overview:

IEH Corporation (hereinafter referred to as “IEH” or the “Company”) began operations in New York, New York in 1941 and was incorporated as a New York corporation in March, 1943, when Louis Offerman founded L. Offerman Tool & Die with his two sons, Bernard and Seymour.

The Company designs and manufactures Hyperboloid connectors that not only accommodate, but exceed military and aerospace specification standards.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:

The core principle underlying Accounting Standards Codification (“ASC”) ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”), is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 sets out the following steps for an entity to follow when applying the core principle to its revenue generating transactions:

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

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition, continued

The Company’s disaggregated revenue by geographical location is as follows:

	For the Fiscal Years Ended March 31,
	2025	2024
Domestic	$27,138,838	$19,694,271
International	1,645,023	1,830,273
Total	$28,783,861	$21,524,544

Approximately 8.0% and 19.4% of the international net revenues for fiscal years ended March 31, 2025 and 2024, respectively, represent sales to customers located in China.

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Fiscal Years Ended March 31,
	2025	2024
Industry	%	%
Defense	65.7	60.6
Commercial Aerospace	19.9	27.3
Space	10.6	7.8
Other	3.8	4.3
	100.0	100.0

Cash and Cash Equivalents:

Cash and cash equivalents represent cash and highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions that may exceed federally insured amounts at times. As of March 31, 2025 and 2024, the Company had cash equivalents of $0 and $3,500,000, respectively.

Inventories:

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $710,498 and $773,402 as of March 31, 2025 and 2024, respectively, and was reflected as a reduction of inventory.

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

Uncertain Tax Positions:

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The Company’s policy is to record expense in the statement of operations.

Net Income (Loss) Per Share:

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

Basic and diluted net income (loss) per common share is calculated as follows:

	For the Fiscal Years Ended March 31,
	2025	2024

Net income (loss)	$999,038	$(2,916,902)

Net income (loss) per common share:
Basic	$0.42	$(1.23)
Diluted	$0.41	$(1.23)

Weighted average number of common shares outstanding – basic	2,381,824	2,375,342
Dilutive effect of options to the extent that such options are determined to be in the money for the period	61,431	-
Weighted average number of common shares outstanding – fully diluted	2,443,255	2,375,342

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Fiscal Years Ended March 31,
	2025	2024

Potentially dilutive options to purchase common shares	313,204	502,217

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. The Company utilizes estimates with respect to determining the useful lives of fixed assets, the fair value of stock-based instruments, the calculation of inventory obsolescence, as well as determining the amount of the valuation allowance for deferred income tax assets, net. Actual amounts could differ from those estimates.

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Segment Information:

The Company identifies its operating segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, “Segment Reporting”. Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a combined basis for the purposes of allocating resources. Accordingly, the Company has determined it operates and manages its business in a single reportable operating segment.

The Company’s CODM reviews the segment net income (loss) that also is reported on the income statement as net income (loss) on a monthly basis, and reviews revenues by industry on a quarterly basis. The measure of segment assets is reported on the balance sheet as total assets.

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, “Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no long-lived asset impairments recognized by the Company for the fiscal years ended March 31, 2025 and 2024, respectively.

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

Fair value of the stock options granted during the fiscal years ended March 31, 2025 and 2024 were determined using the assumptions provided below.

	For the Fiscal Years Ended March 31,
	2025	2024
Weighted average stock price	$7.47	$7.07
Expected life (in years)	5.0	5.0
Expected volatility	52.3%	54.5%
Dividend yield	-%	-%
Weighted average risk-free interest rate, per annum	4.6%	4.1%

Reclassification:

Certain amounts included in accounts receivable, net in the prior year’s financial statements have been reclassified to prepaid expenses and other current assets to conform to the current period presentation for comparative purposes.

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Standard Adopted:

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 – Improvements to Reportable Segment Disclosures, which enhances the disclosures required for reportable segments in annual and interim financial statements, including additional, more detailed information about a reportable segment’s expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended March 31, 2025 retrospectively to all periods presented in the financial statement. The adoption of this ASU had no impact on reportable segments identified and had no effect on the Company’s financial position, results of operations, or cash flows. Additional required disclosure has been included within Note 2 – Summary of Significant Accounting Policies, under subsection Segment Information.

Recent Accounting Standard Not Yet Adopted:

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

In November 2024, the FASB issued ASU 2024-03, – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will evaluate the full extent of the adoption of ASU 2024-03, but believes it will not have a material impact on its consolidated financial statements and disclosures.

 Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of March 31,
	2025	2024
Raw materials	$6,436,909	$7,808,768
Work in progress	989,172	1,372,041
Finished goods	549,764	324,211
Allowance for obsolete inventory	(710,498)	(773,402)
	$7,265,347	$8,731,618

Note 4	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	As of March 31,
	2025	2024
Computers	$697,206	$668,558
Leasehold improvements	2,940,271	2,938,171
Machinery and equipment	8,534,831	8,128,945
Tools and dies	5,529,923	5,436,350
Furniture and fixtures	372,917	370,760
Website development cost	9,785	9,785
	$18,084,933	$17,552,569

Less: accumulated depreciation and amortization	(14,956,756)	(14,211,954)
Property, plant and equipment, net	$3,128,177	$3,340,615

Depreciation and amortization expense for the fiscal years ended March 31, 2025 and 2024 was $744,802 and $871,619, respectively.

IEH CORPORATION
Notes to Financial Statements

Note 5	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of March 31,
	2025	2024
Payroll and vacation accruals	$687,961	$731,642
Sales commissions	29,604	39,720
Other current liabilities	83,680	89,846
	$801,245	$861,208

Note 6	LEASES:

Under ASC Topic 842, “Lessors—Leases with Variable Lease Payments”, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods and may include options to extend or terminate the lease term, when it is reasonably certain such options will be exercised.

The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature and records the associated lease liability and right-of-use asset on its balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. With respect to operating lease arrangements, the Company accounts for lease components, and non-lease components that are fixed, as a single lease component. Non-lease components that are variable are expensed as incurred as in the statement of operations. The Company recognizes costs associated with lease arrangements having an initial term of 12 months or less (“short-term leases”) on a straight-line basis over the lease term; such short-term leases are not recorded on the balance sheet.

Balance sheet information related to our leases is presented below:

		As of March 31,
	Balance Sheet Location	2025	2024
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$1,967,752	$2,324,753

Right-of-use liability, current	Operating lease liabilities	$395,325	$351,804

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$1,841,993	$2,237,317

The lease expense for the fiscal years ended March 31, 2025 and 2024 was $571,383 and $567,643, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on the leases is $2,600,724 as of March 31, 2025.

IEH CORPORATION
Notes to Financial Statements

Note 6	LEASES (Continued):

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of March 31,
	2025	2024
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	4.9	5.8

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s balance sheet as of March 31, 2025 was as follows:

For the fiscal year ended March 31:	Operating Lease Payments
2026	$519,036
2027	547,460
2028	563,891
2029	408,429
2030	334,492
Thereafter	227,416
Total gross operating lease payments	2,600,724
Less: imputed interest	(363,406)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,237,318

IEH CORPORATION
Notes to Financial Statements

Note 7	INCOME TAXES:

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

The provision (benefit) for income taxes consists of the following:

	For the Fiscal Years Ended March 31,
	2025	2024

Current:
Federal	$64,300	$812,714
State and local	(63,185)	(1,530,005)
Total current tax provision (benefit)	1,115	(717,291)

Deferred:
Federal	-	-
State and local	-	-
Total deferred tax expense	-	-

Total provision (benefit)	$1,115	$(717,291)

IEH CORPORATION
Notes to Financial Statements

Note 7	INCOME TAXES (Continued):

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of March 31,
	2025	2024
Deferred tax assets:
Net operating loss	$1,416,684	$1,727,759
Operating right-of-use liability	519,058	592,908
Stock options	903,449	837,520
Accrued expenses	-	48,376
Capitalized research and development costs	241,761	137,860
Inventory	187,534	263,969
Total deferred tax assets	3,268,486	3,608,392
Valuation allowance	(2,319,591)	(2,537,690)
Deferred tax assets, net of valuation allowance	948,895	1,070,702

Deferred tax liabilities:
Depreciation	492,376	538,334
Operating lease right-of-use assets	456,519	532,368
Total deferred tax liabilities	948,895	1,070,702

Deferred tax assets (liability), net	$-	$-

IEH CORPORATION
Notes to Financial Statements

Note 7	INCOME TAXES (Continued):

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income before provision for income taxes is as follows:

	For the Fiscal Years Ended March 31,
	2025	2024

U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	2.2%	1.9%
Stock-based compensation	(0.1)%	(2.2)%
Other	3.0%	-%
True-up of tax provision	(4.2)%	12.4%
Valuation allowance	(21.8)%	(13.4)%
Effective tax rate	0.1%	19.7%

For the year ended March 31, 2025, the Company’s effective tax rate was 0.1%, which consisted principally of a federal rate of 21%, the Company’s estimate of state taxes, net of federal benefit, of 2.2%, offset by a credit of (4.2%) for true-ups and a decrease (21.8%) in the valuation allowance for the Company’s deferred tax assets at March 31, 2025.

For the year ended March 31, 2024, the Company’s effective tax rate was 19.7%, which consisted principally of a federal rate of 21%, the Company’s estimate of state taxes, net of federal benefit, of 1.9%, and true-up to prior years returns of 12.4%, offset by a charge of (13.4%) for an increase in the valuation allowance for the Company’s deferred tax assets at March 31, 2024.

As of March 31, 2025, for U.S. federal and state income tax reporting purposes, the Company has approximately $6,247,000 of unused net operating losses (“NOLs”) available for carry forward to future years. As a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”), for U.S. income tax purposes, NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely to offset future taxable income. The total amount of the Federal NOL as of March 31, 2025, may be carried forward indefinitely. The state and city NOLs may generally be carried forward for twenty years and may be applied against future taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur if the Company issues additional shares of common stock.

The Company remains subject to examination by tax authorities for fiscal tax years ended March 31, 2021 and later.

Based upon the Company’s recent taxable loss history, the Company performed an analysis and determined that it was necessary to establish a valuation reserve with respect to its net deferred income tax assets as of and for the fiscal year ended March 31, 2025.

As of March 31, 2025, management does not believe that the Company has any material uncertain tax positions that would require it to measure and reflect the potential lack of sustainability of a position on audit in its financial statements. The Company will continue to evaluate its uncertain tax positions in future periods to determine if measurement and recognition in its financial statements is necessary. The Company does not believe there will be any material changes in its unrecognized tax positions over the next year.

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the statement of operations. For the fiscal years ended March 31, 2025 and 2024, stock-based compensation expense was $266,600 and $343,300, respectively.

As of March 31, 2025, there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

Stock option activity

The following table provides the stock option activity:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of March 31, 2024	502,217	$13.41	5.21	$4
Granted	70,000	7.47
Exercised	(8,000)	6.09
Forfeited or Expired	-	-
Balance as of March 31, 2025	564,217	$12.78	4.85	$335
Exercisable as of March 31, 2025	564,217	$12.78	4.85	$335

The weighted average grant date fair value per share was $3.81 and $3.61 for the fiscal years ended March 31, 2025 and 2024, respectively.

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. Bonus expense recorded for each of the years ended March 31, 2025 and 2024 was $386,570 and $203,175, respectively. As of March 31, 2025, and 2024, the Company’s accrued bonus was $330,000 and $150,000, respectively. The Company paid the bonus amounts accrued as of March 31, 2025 and 2024 during June 2025 and June 2024, respectively.

IEH CORPORATION
Notes to Financial Statements

Note 10	COMMITMENTS AND CONTINGENCIES:

The Company maintains its operations in facilities located in both New York and Pennsylvania.

On December 1, 2020, the Company entered into a 120-month extension of its lease agreement for an industrial building in Brooklyn, New York, expiring December 1, 2030. Monthly rent at inception was $20,400, which escalates annually to a monthly rent of $28,426 for the final year of the lease term. The Company maintains a security deposit of $40,800, which is included in Security deposit on the accompanying balance sheet.

On January 29, 2021, the Company entered into an 87-month lease agreement for an industrial building in Allentown, Pennsylvania, expiring March 30, 2028. Monthly rent at inception was $18,046, which escalates annually to a monthly rent of $20,920 for the final year of the lease term. The Company maintains a security deposit of $35,040, which is included in Security deposit on the accompanying balance sheet.

The rental expense for the fiscal years ended March 31, 2025 and 2024, was $571,383 and $567,643, respectively.

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

Based upon the Multi-Employer Plan’s consulting actuary, as of January 1, 2024, the UAW Local 259 Pension Plan was greater than 100% funded for purposes of the Annual Certification of Plan Status under IRC Section 432. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $34,179 and $43,455 for the fiscal years ended March 31, 2025 and 2024, respectively. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company, or the 401(k) Plan. Eligible employees are able to make contributions under the under the 401(k) Plan. The Company does not provide matching contributions.

IEH CORPORATION
Notes to Financial Statements

Note 11	CONCENTRATIONS:

During the fiscal year ended March 31, 2025, two customers accounted for 31.9% of the Company’s net sales, each represented 17.8% and 14.1%, respectively.

During the fiscal year ended March 31, 2024, two customers accounted for 29.9% of the Company’s net sales, each represented 17.5% and 12.4%, respectively.

As of March 31, 2025, one customer accounted for 12.0% of the Company’s accounts receivable.

As of March 31, 2024, three customers accounted for 55.4% of accounts receivable, each represented 30.8%, 13.6% and 11.0%, respectively.

During the fiscal years ended March 31, 2025 three vendors accounted for 34.0% of the Company’s purchases, each represented 11.7%, 11.2%, and 11.1%, respectively.

During the fiscal years ended March 31, 2024, two vendors accounted for 22.2% of the Company’s purchases, each represented 12.1% and 10.1%, respectively.

As of March 31, 2025, one vendor accounted for 12.0% of the Company’s accounts payable.

As of March 31, 2024, two vendors accounted for 22.3% of accounts payable, each represented 12.1% and 10.2%, respectively.