Form 10-Q
period 2025-06-30
IEH Corp
filed 2025-08-12
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025 the registrant had 2,431,278 shares of its common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report on Form 10-Q, and as set forth in Part 1, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 12, 2025. Forward-looking statements may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; impact of tariffs on sourcing of raw materials; accounting estimates and assumptions; pricing pressures on our products caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to successfully prevent our registration with the SEC from being suspended or revoked; our ability to operate our accounting systems effectively; our ability to protect intellectual property; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes and uncertainties in political, economic or regulatory conditions generally and in the markets in which we operate, including, but not limited to, changes and uncertainties around tariffs and supply chain constraints;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and

●	other risks, including those described in the “Risk Factors” section of this Annual Report on Form 10-Q.

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	June 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$10,255,005	$10,539,828
Accounts receivable, net	3,590,807	3,210,840
Inventories, net	7,500,106	7,265,347
Corporate income taxes receivable	395,415	813,413
Prepaid expenses and other current assets	187,877	201,160
Total current assets	21,929,210	22,030,588

Non-current assets:
Property, plant and equipment, net	2,954,804	3,128,177
Operating lease right-of-use assets, net	1,875,128	1,967,752
Security deposit	75,756	75,756
Total assets	$26,834,898	$27,202,273

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,156,507	$876,730
Customer advance payments	70,310	173,074
Operating lease liabilities	409,939	395,325
Other current liabilities	582,995	801,245
Total current liabilities	2,219,751	2,246,374

Operating lease liabilities, non-current	1,734,159	1,841,993
Total liabilities	3,953,910	4,088,367

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,431,278 and 2,388,251 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively	24,313	23,883
Additional paid-in capital	8,702,614	8,281,344
Retained earnings	14,154,061	14,808,679
Total Stockholders’ Equity	22,880,988	23,113,906
Total Liabilities and Stockholders’ Equity	$26,834,898	$27,202,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2025	2024

Revenue	$6,308,155	$7,104,977

Costs and expenses:
Cost of products sold	5,178,851	4,894,518
Selling, general and administrative	1,693,938	1,689,210
Depreciation and amortization	190,672	188,270
Total operating expenses	7,063,461	6,771,998

Operating (loss) income	(755,306)	332,979

Other income:
Interest income	100,688	59,808
Total other income	100,688	59,808

(Loss) income before provision for income taxes	(654,618)	392,787
Provision for income taxes	-	-
Net (loss) income	$(654,618)	$392,787

Net (loss) income per common share:
Basic	$(0.27)	$0.17
Diluted	$(0.27)	$0.16

Weighted-average number of common and common equivalent shares:
Basic	2,390,581	2,380,251
Diluted	2,390,581	2,401,653

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2024	2,380,251	$23,803	$7,966,074	$13,809,641	$21,799,518

Stock-based compensation	-	-	125,100	-	125,100

Net income	-	-	-	392,787	392,787

Balance at June 30, 2024	2,380,251	$23,803	$8,091,174	$14,202,428	$22,317,405

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2025	2,388,251	$23,883	$8,281,344	$14,808,679	$23,113,906

Stock-based compensation	-	-	265,200	-	265,200

Exercise of stock options	43,027	430	156,070	-	156,500

Net loss	-	-	-	(654,618)	(654,618)

Balance at June 30, 2025	2,431,278	$24,313	$8,702,614	$14,154,061	$22,880,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(654,618)	$392,787
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	190,672	188,270
Stock-based compensation expense	265,200	125,100
Inventory obsolescence provision	50,000	75,000
Operating lease right-of-use assets	125,719	125,719

Changes in assets and liabilities:
Accounts receivable	(379,967)	238,427
Inventories	(284,759)	242,006
Corporate income taxes receivable	417,998	-
Prepaid expenses and other current assets	13,283	(28,746)
Accounts payable	279,777	(116,522)
Customer advance payments	(102,764)	309,975
Operating lease liabilities	(126,315)	(122,636)
Other current liabilities	(218,250)	(358,724)
Net cash (used in) provided by operating activities	(424,024)	1,070,656

Cash flows from investing activities:
Acquisition of property, plant and equipment	(17,299)	(63,551)
Net cash used in investing activities	(17,299)	(63,551)

Cash flows from financing activities:
Proceeds from exercise of stock options	156,500	-
Net cash provided by financing activities	156,500	-

Net (decrease) increase in cash	(284,823)	1,007,105
Cash - beginning of period	10,539,828	6,139,823
Cash - end of period	$10,255,005	$7,146,928

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

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

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of June 30, 2025 and for the three months ended June 30, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”), and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 12, 2025. The balance sheet as of March 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2025 and March 31, 2025 and its results of operations for the three months ended June 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended March 31, 2026, or any other interim period or future year or period.

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended June 30,
	2025	2024
Domestic	$5,696,607	$6,778,240
International	611,548	326,737
Total	$6,308,155	$7,104,977

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended June 30,
	2025	2024
Industry	%	%
Defense	55.6	69.0
Commercial Aerospace	35.1	19.4
Space	4.9	8.2
Other	4.4	3.4
	100.0	100.0

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $760,498 and $710,498 as of June 30, 2025 and March 31, 2025, respectively, and was reflected as a reduction of inventory.

Net (Loss) Income Per Share

The Company accounts for earnings per share pursuant to ASC Topic 260, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” earnings per share. Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the reporting period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive).

Basic and diluted net (loss) income per common share is calculated as follows:

	For the Three Months Ended June 30,
	2025	2024

Net (loss) income	$(654,618)	$392,787

Net (loss) income per common share:
Basic	$(0.27)	$0.17
Diluted	$(0.27)	$0.16

Weighted average number of common shares outstanding-basic	2,390,581	2,380,251
Dilutive effect of options to the extent that such options are determined to be in the money for the period	-	21,402
Weighted average number of common shares outstanding-fully diluted	2,390,581	2,401,653

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net (Loss) Income Per Share – Continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,
	2025	2024
Potentially dilutive options to purchase common shares	505,000	352,857

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

Depreciation and Amortization

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended June 30, 2025 and 2024 was $190,672 and $188,270, respectively.

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

The Company determined the fair value of the stock option grants based upon the assumptions as provided below.

	For the Three Months Ended June 30,
	2025	2024
Weighted average stock price	$8.28	$5.65
Expected life (in years)	5.0	5.0
Expected volatility	57.9%	50.3%
Dividend yield	-%	-%
Weighted average risk-free interest rate, per annum	4.0%	4.7%

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09 – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires disaggregated disclosures of federal and state income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. ASU 2023-09 will modify the Company’s financial statement disclosures but will not have an impact on its financial statements.

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

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of
	June 30, 2025	March 31, 2025
Raw materials	$6,912,786	$6,436,909
Work in progress	1,087,567	989,172
Finished goods	260,251	549,764
Allowance for obsolete inventory	(760,498)	(710,498)
	$7,500,106	$7,265,347

Note 4	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	June 30, 2025	March 31, 2025
Payroll and vacation accruals	$374,455	$687,961
Sales commissions	93,789	29,604
Other current liabilities	114,751	83,680
	$582,995	$801,245

Note 5	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

Condensed balance sheet information related to our leases is presented below:

		As of
	Balance Sheet Location	June 30, 2025	March 31, 2025
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$1,875,128	$1,967,752

Right-of-use liability, current	Operating lease liabilities	$409,939	$395,325

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$1,734,159	$1,841,993

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 5	LEASES (Continued):

The lease expense for the three months ended June 30, 2025 and 2024 was $134,037 and $139,723, respectively, which was included in costs of product sold on the Company’s condensed statements of operations. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental payments remaining on these leases was $2,474,414 as of June 30, 2025.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	June 30, 2025	March 31, 2025
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	4.7	4.9

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of June 30, 2025 was as follows:

For the years ended March 31,	Operating Lease Payments
(Nine months ending) March 31, 2026	$392,726
2027	547,460
2028	563,891
2029	408,429
2030	334,492
Thereafter	227,416
Total gross operating lease payments	2,474,414
Less: imputed interest	(330,316)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,144,098

Note 6	INCOME TAXES:

The effective income tax rate for the three months ended June 30, 2025 and 2024 was a provision of 0% on loss before provision for income taxes of $654,618 and income before provision for income taxes of $392,787, respectively. The provision for income taxes of $0 for the three months ended June 30, 2025 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes of $0 for the three months ended June 30, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The One, Big, Beautiful Bill Act (the “Act”) was signed into law on July 4th. 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that may impact the Company relate to the timing of certain tax deductions including depreciation expense, research and development expenditures and interest expense. The Company has not fully analyzed the impact of the tax law changes, but expects when implemented that it will not materially impact its overall tax provision and disclosure.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended June 30, 2025 and 2024, stock-based compensation expense was $265,200 and $125,100, respectively.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 7	EQUITY INCENTIVE PLANS (Continued):

Stock-based compensation expense - Continued

As of June 30, 2025 there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

The following table provides the stock option activity for the three months ended June 30, 2025:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 1, 2025	564,217	$12.78	4.85	$335
Granted	60,000	8.28
Exercised	(72,217)	6.01
Forfeited or Expired	(47,000)	6.00
Balance as of June 30, 2025	505,000	$13.85	6.28	$463
Exercisable as of June 30, 2025	505,000	$13.85	6.28	$463

The weighted average grant date fair value per share was $4.42 and $2.78 for the three months ended June 30, 2025 and 2024, respectively.

Included within the stock option exercises was a cashless exercise for which options for the purchase of 29,190 shares were forfeited, resulting in the net issuance of 17,027 shares of the Company’s common stock.

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. As of June 30, 2025, and March 31, 2025, the Company’s accrued bonus was $80,921 and $330,000, respectively, which is included in other current liabilities on the accompanying condensed balance sheets. Bonus expense recorded for the three months ended June 30, 2025 and 2024 was $94,363 and $137,954, respectively.

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

Leases - Continued

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

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $8,185 and $9,280 for the three months ended June 30, 2025 and 2024, respectively, and were reflected within cost of products sold included in the condensed statements of operations. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

Note 10	CONCENTRATIONS:

During the three months ended June 30, 2025, two customers accounted for 35.7% of the Company’s net sales, each represented 18.9% and 16.8%, respectively. During the three months ended June 30, 2024, one customer accounted for 32.9% of the Company’s net sales, respectively.

As of June 30, 2025, two customers accounted for 38.0% of accounts receivable, each represented 19.1% and 18.9%, respectively. As of March 31, 2025, one customer accounted for 12.0% of the Company’s accounts receivable.

During the three months ended June 30, 2025, two vendors accounted for 28.7% of the Company’s purchases, each represented 16.2% and 12.5%, respectively. During the three months ended June 30, 2024, three vendors accounted for 37.6% of the Company’s purchases, each represented 14.1%, 12.5% and 11.0%, respectively.

As of June 30, 2025, two vendors accounted for 32.3% of accounts payable, each represented 19.7% and 12.6%, respectively. As of March 31, 2025, one vendor accounted for 12.0% of the Company’s accounts payable.

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

The following discussion and analysis should be read in conjunction with our condensed financial statements and related footnotes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which provide additional information concerning the Company’s financial activities and condition.

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

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended June 30,
	2025	2024
Industry	%	%
Defense	55.6	69.0
Commercial Aerospace	35.1	19.4
Space	4.9	8.2
Other	4.4	3.4
	100.0	100.0

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

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. It is important that the discussion of our operating results that follow be read in conjunction with these critical accounting policies which have been disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC on June 12, 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		Period-to- Period
	2025	2024	Change

Revenue	$6,308,155	$7,104,977	$(796,822)

Costs and expenses:
Cost of products sold	5,178,851	4,894,518	284,333
Selling, general and administrative	1,693,938	1,689,210	4,728
Depreciation and amortization	190,672	188,270	2,402
Total operating expenses	7,063,461	6,771,998	291,463
Operating (loss) income	(755,306)	332,979	(1,088,285)
Other income:
Interest income	100,688	59,808	40,880
Total other income	100,688	59,808	40,880

(Loss) income before provision for income taxes	(654,618)	392,787	(1,047,405)
Provision for income taxes	-	-	-
Net (loss) income	$(654,618)	$392,787	$(1,047,405)

Revenue for the three months ended June 30, 2025 was $6,308,155, reflecting a decrease of $796,822, or 11.2%, as compared to $7,104,977 for the three months ended June 30, 2024. The decrease in revenue for the period was principally on account of a 28% decrease in defense revenues, impacted by changes in customer delivery schedules. Our quarter over quarter commercial aerospace revenues have increased 61% driven principally by recoveries in commercial aviation in general and gradual uptick in aircraft production by a major producer.

Cost of products sold for the three months ended June 30, 2025 was $5,178,851, reflecting an increase of $284,333, or 5.8%, as compared to $4,894,518 for the three months ended June 30, 2024. The increase in our cost of products sold is attributable to the lower order volume compared to 1st quarter of FY2025 as certain costs are spread over lower production volume and the impact of higher material costs in the form of primarily gold.

Selling, general and administrative expenses for the three months ended June 30, 2025 was $1,693,938, reflecting an increase of $4,728, or 0.3%, as compared to $1,689,210 for the three months ended June 30, 2024.

Depreciation and amortization for the three months ended June 30, 2025 was $190,672, reflecting an increase of $2,402, or 1.3%, as compared to $188,270 for the three months ended June 30, 2024.

Total other income for the three months ended June 30, 2025 was income of $100,688, reflecting an increase of $40,880, as compared to income of $59,808 for the three months ended June 30, 2024. The increase was principally attributable to an increase in interest income earned on our cash and cash equivalents and interest earned on prepaid tax payments.

Provision for income taxes was $0 for the three months ended June 30, 2025 and 2024. The provision for income taxes for the three months ended June 30, 2025 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes for the three months ended June 30, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the three months ended June 30, 2025 our primary source of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements in fiscal year 2026 and into fiscal year 2027, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and elevated interest rates, the conflicts between Russia and Ukraine and in the Middle East, and any economic uncertainty as a result of the change in presidential administration in the U.S. may result in significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of June 30, 2025, and March 31, 2025, the Company’s cash was $10,255,005 and $10,539,828, respectively. The Company has recorded net loss of $654,618 and net income of $392,787 for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, and March 31, 2025, the Company had working capital of $19,709,459 and $19,784,214 and stockholders’ equity of $22,880,988 and $23,113,906, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table summarizes our sources and uses of cash for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		Period-to- Period
	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(424,024)	$1,070,656	$(1,494,680)
Investing activities	(17,299)	(63,551)	46,252
Financing activities	$156,500	$-	$156,500
Net (decrease) increase in cash	$(284,823)	$1,007,105	$(1,291,928)

Net cash used in operating activities was $424,024 for the three months ended June 30, 2025 and net cash provided by operating activities was $1,070,656 for the three months ended June 30, 2024. The period over period decrease in cash provided by operating activities of $1,494,680 was primarily due to the $1,047,405 decrease in net income, $618,394 increase in accounts receivable, $526,765 increase in inventory purchases, decrease in customer advance payments of $412,739 offset by $417,998 decrease in corporate tax receivable and $396,297 increase in accounts payable.

Net cash used in investing activities was $17,299 and $63,551 for the three months ended June 30, 2025 and 2024, respectively. The decrease in cash used in investing activities during the three months ended June 30, 2025 was principally due to decreases in purchases of equipment.

Net cash provided by financing activities was $156,500 and $0 for the three months ended June 30, 2025 and 2024, respectively. This increase is attributable to the proceeds from the exercise of stock options.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $13,023,000 at June 30, 2025 as compared to approximately $17,290,000 at June 30, 2024. The orders in backlog at June 30, 2025 are expected to ship over the next 12 – 18 months depending on customer requirements and product availability.

Inflation and Tariffs

In the opinion of management, inflation has continued to impact the costs of our operations and depending upon the current duration and degree of inflation levels, is expected to have an impact upon our operations in the future. Management will continue to monitor inflation as well as tariffs development and evaluate the possible future effects on our business and operations.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.

Material Weakness in Internal Control over Financial Reporting

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

As of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our internal over financial reporting and disclosure controls and procedures were not effective based upon the identified material weakness noted above.

Management is actively engaged in the planning for and implementation of remediation efforts to address the identified material weakness. The remediation plan includes improvements in the design and implementation of enhanced monitoring and user access and change management within the ITGC environment.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 12, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on June 22, 2023 - Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1	Executive Employment Agreement, effective as of January 1, 2025, by and between the Registrant and David Offerman (filed as Exhibit 10.1 on December 31, 2024 - Current Report on Form 8-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEH CORPORATION

Dated: August 12, 2025	By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Subrata Purkayastha
Subrata Purkayastha, Chief Financial Officer
(Principal Financial Officer)