Form 10-Q
period 2025-09-30
IEH Corp
filed 2025-11-10
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-5278

IEH Corporation

(Exact name of registrant as specified in its charter)

New York	13-5549348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 58th Street, Suite 8E, Brooklyn, NY	11220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 492-4440

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of common stock, $0.01 par value	IEHC	OTC ID Market

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

As of November 10, 2025, the registrant had 2,431,278 shares of its common stock, par value $0.01 per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	September 30, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$9,343,032	$10,539,828
Accounts receivable, net	4,238,728	3,210,840
Inventories, net	7,636,238	7,265,347
Corporate income taxes receivable	425,314	813,413
Prepaid expenses and other current assets	302,697	201,160
Total current assets	21,946,009	22,030,588

Non-current assets:
Property, plant and equipment, net	2,815,959	3,128,177
Operating lease right-of-use assets	1,781,096	1,967,752
Security deposit	75,756	75,756
Total assets	$26,618,820	$27,202,273

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$904,000	$876,730
Customer advance payments	2,529	173,074
Operating lease liabilities	424,807	395,325
Equipment financing line of credit	84,360	-
Other current liabilities	725,483	801,245
Total current liabilities	2,141,179	2,246,374

Non-Current liabilities:
Operating lease liabilities, net of current	1,623,514	1,841,993
Total liabilities	3,764,693	4,088,367

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,431,278 and 2,388,251 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively	24,313	23,883
Additional paid-in capital	8,702,614	8,281,344
Retained earnings	14,127,200	14,808,679
Total Stockholders’ Equity	22,854,127	23,113,906
Total Liabilities and Stockholders’ Equity	$26,618,820	$27,202,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Revenue	$7,077,592	$7,341,124	$13,385,747	$14,446,101

Costs and expenses:
Cost of products sold	5,459,638	5,610,080	10,638,489	10,504,598
Selling, general and administrative	1,536,041	1,371,941	3,229,979	3,061,151
Depreciation and amortization	186,293	185,907	376,965	374,177
Total operating expenses	7,181,972	7,167,928	14,245,433	13,939,926

Operating (loss) income	(104,380)	173,196	(859,686)	506,175

Other income:
Interest income	77,519	73,247	178,207	133,055
Total other income	77,519	73,247	178,207	133,055

(Loss) income before provision for income taxes	(26,861)	246,443	(681,479)	639,230
Provision for income taxes	-	-	-	-
Net (loss) income	$(26,861)	$246,443	$(681,479)	$639,230

Net (loss) income per common share:
Basic	$(0.01)	$0.10	$(0.28)	$0.27
Diluted	$(0.01)	$0.10	$(0.28)	$0.26

Weighted-average number of common and common equivalent shares:
Basic	2,431,278	2,380,251	2,411,041	2,380,251
Diluted	2,431,278	2,438,597	2,411,041	2,420,713

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2024	2,380,251	$23,803	$7,966,074	$13,809,641	$21,799,518

Stock-based compensation	-	-	125,100	-	125,100

Net income	-	-	-	392,787	392,787

Balance at June 30, 2024	2,380,251	$23,803	$8,091,174	$14,202,428	$22,317,405

Net income	-	-	-	246,443	246,443

Balance at September 30, 2024	2,380,251	$23,803	$8,091,174	$14,448,871	$22,563,848

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2025	2,388,251	$23,883	$8,281,344	$14,808,679	$23,113,906

Stock-based compensation	-	-	265,200	-	265,200

Exercise of stock options	43,027	430	156,070	-	156,500

Net loss	-	-	-	(654,618)	(654,618)

Balance at June 30, 2025	2,431,278	$24,313	$8,702,614	$14,154,061	$22,880,988

Net loss	-	-	-	(26,861)	(26,861)

Balance at September 30, 2025	2,431,278	$24,313	$8,702,614	$14,127,200	$22,854,127

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(681,479)	$639,230
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	376,965	374,177
Stock-based compensation expense	265,200	125,100
Inventory obsolescence provision	125,000	200,000
Operating lease right-of-use assets	251,438	251,438

Changes in assets and liabilities:
Accounts receivable	(1,027,888)	361,128
Inventories	(495,891)	342,990
Corporate income taxes receivable	388,099	375,002
Prepaid expenses and other current assets	(101,537)	122,075
Accounts payable	27,270	153,187
Customer advance payments	(170,545)	111,095
Operating lease liabilities	(253,779)	(246,387)
Other current liabilities	(75,762)	(220,038)
Net cash (used in) provided by operating activities	(1,372,909)	2,588,997

Cash flows from investing activities:
Acquisition of property, plant and equipment	(64,747)	(141,205)
Net cash used in investing activities	(64,747)	(141,205)

Cash flows from financing activities:
Proceeds from equipment financing loan	84,360	-
Proceeds from exercise of stock options	156,500	-
Net cash provided by financing activities	240,860	-

Net (decrease) increase in cash	(1,196,796)	2,447,792
Cash - beginning of period	10,539,828	6,139,823
Cash - end of period	$9,343,032	$8,587,615
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$29,900	$11,100

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

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

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of September 30, 2025 and for the three and six months ended September 30, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”), and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 12, 2025. The balance sheet as of March 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2025 and March 31, 2025 and its results of operations for the three and six months ended September 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2026, or any other interim period or future year or period.

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Domestic	$6,700,831	$6,946,469	$12,397,438	$13,724,709
International	376,761	394,655	988,309	721,392
Total	$7,077,592	$7,341,124	$13,385,747	$14,446,101

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Industry	%	%	%	%
Defense	62.2	67.5	59.1	68.2
Commercial Aerospace	28.3	19.1	31.5	19.2
Space	6.7	9.8	5.8	9.1
Other	2.8	3.6	3.6	3.5
	100.0	100.0	100.0	100.0

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $835,498 and $710,498 as of September 30, 2025 and March 31, 2025, respectively, and was reflected as a reduction of inventory.

Income Taxes

The Company’s provision for income taxes for interim accounting purposes recognizes income taxes using an estimated annual effective income tax rate. This estimated annual effective income tax rate is based upon its estimated annual taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary and permanent differences resulting from different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible. Should management determine that it is more likely than not that some portion of the deferred tax assets would not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

Uncertain Tax Positions

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

Basic and diluted net (loss) income per common share is calculated as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Net (loss) income	$(26,861)	$246,443	$(681,479)	$639,230

Net (loss) income per common share:
Basic	$(0.01)	$0.10	$(0.28)	$0.27
Diluted	$(0.01)	$0.10	$(0.28)	$0.26

Weighted average number of common shares outstanding- basic	2,431,278	2,380,251	2,411,041	2,380,251
Dilutive effect of options to the extent that such options are determined to be in the money for the period	-	58,346	-	40,462
Weighted average number of common shares outstanding-fully diluted	2,431,278	2,438,597	2,411,041	2,420,713

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net (Loss) Income Per Share – Continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Potentially dilutive options to purchase common shares	505,000	325,000	505,000	331,394

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

Segment Information

The Company identifies its operating segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 280, “Segment Reporting”. Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a combined basis for the purposes of allocating resources. Accordingly, the Company has determined it operates and manages its business in a single reportable operating segment.

The Company’s CODM reviews the segment net income (loss) that also is reported on the income statement as net income (loss) on a monthly basis, and reviews revenues by industry on a quarterly basis. The measure of segment assets is reported on the balance sheet as total assets.

Depreciation and Amortization

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended September 30, 2025 and 2024 was $186,293 and $185,907, respectively. Depreciation expense for the six months ended September 30, 2025 and 2024 was $376,965 and $374,177, respectively.

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

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires disaggregated disclosures of federal and state income taxes paid. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. ASU 2023-09 will modify the Company’s financial statement disclosures but will not have an impact on its Balance Sheet, Statement of Operations and Statement of Changes in Stockholders’ Equity.

In November 2024, the FASB issued ASU 2024-03, – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will evaluate the full extent of the adoption of ASU 2024-03, but believes it will not have a material impact on its financial statements and disclosures.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of
	September 30, 2025	March 31, 2025
Raw materials	$6,854,539	$6,436,909
Work in progress	1,501,008	989,172
Finished goods	116,189	549,764
Allowance for obsolete inventory	(835,498)	(710,498)
	$7,636,238	$7,265,347

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 4	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	September 30, 2025	March 31, 2025
Payroll and vacation accruals	$463,316	$687,961
Sales commissions	142,841	29,604
Other current liabilities	119,326	83,680
	$725,483	$801,245

Note 5	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

Condensed balance sheet information related to our leases is presented below:

		As of
	Balance Sheet Location	September 30, 2025	March 31, 2025
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$1,781,096	$1,967,752

Right-of-use liability, current	Operating lease liabilities	$424,807	$395,325

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$1,623,514	$1,841,993

The lease expense for the three months ended September 30, 2025 and 2024 was $143,519 and $144,071, respectively, and for the six months ended September 30, 2025 and 2024 was $277,556 and $283,794, respectively, which was included in costs of product sold on the Company’s condensed statements of operations. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental payments remaining on these leases was $2,346,950 as of September 30, 2025.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	September 30, 2025	March 31, 2025
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	4.4	4.9

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 5	LEASES (Continued):

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of September 30, 2025 was as follows:

For the years ended March 31,	Operating Lease Payments
(Six months ending) March 31, 2026	$265,262
2027	547,460
2028	563,891
2029	408,429
2030	334,492
Thereafter	227,416
Total gross operating lease payments	2,346,950
Less: imputed interest	(298,629)
Total lease liabilities, reflecting present value of future minimum lease payments	$2,048,321

Note 6	REVOLVING LINE OF CREDIT:

On August 26, 2025, the Company entered into a revolving line of credit agreement (“Revolving Line of Credit”) with JPMorgan Chase Bank, N.A. (“Chase Bank”) for up to $1.0 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.15%. The Revolving Line of Credit contains certain financial covenants, including a fixed charge coverage ratio of at least 1.20, tested annually, and matures on July 31, 2026. As of September 30, 2025, there was no outstanding borrowing under Revolving Line of Credit. The Revolving Line of Credit is collateralized by a first-priority security interest in all property of the Company.

Note 7	EQUIPMENT FINANCING LINE OF CREDIT:

On September 8, 2025, the Company entered into a $450,000 equipment financing arrangement with Chase Bank, bearing interest at a fixed rate of 5.51%, to be repaid over a 60-month period (“Equipment Financing Line of Credit”). The Equipment Financing Line of Credit, which is expected to be utilized to purchase machine tools for production, has a draw period of four months with a final advance date of December 31, 2025. The last day of the draw period is defined as the draw principal repayment date. If the outstanding principal balance is not paid in full as of the end of the draw period, the balance shall be repaid by the execution of a term note payable to Chase Bank. The Equipment Financing Line of Credit contains certain financial covenants, consistent with the requirements under the Revolving Line of Credit. As of September 30, 2025, the Company had an outstanding draw of $84,360, which is reflected within equipment financing line of credit on the condensed balance sheet. The borrowings under the Equipment Financing Line of Credit are collateralized by a first lien on the related equipment financed under the arrangement.

Note 8	INCOME TAXES:

The effective income tax rate for the three months ended September 30, 2025 and 2024 was a provision of 0% on loss before provision for income taxes of $26,861 and on income before provision for income taxes of $246,443, respectively. The effective income tax rate for the six months ended September 30, 2025 and 2024 was a provision of 0% on loss before provision for income taxes of $681,479 and on income before provision for income taxes of $639,230, respectively. The provision for income taxes of $0 for the three and six months ended September 30, 2025 was principally attributable to the loss before provision for income taxes and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes of $0 for the three and six months ended September 30, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net.

The Company has previously recorded liabilities for underpayment of income taxes and related interest and penalties for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. At September 30, 2025 the amount included in corporate income taxes receivable is a liability of $177,618, inclusive of penalties and interest. This amount is unchanged from March 31, 2025.

The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4th. 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that may impact the Company relate to the timing of certain tax deductions including depreciation expense, research and development expenditures and interest expense. Based upon the Company’s preliminary analysis, we do not anticipate a material effect on the financial statements for the fiscal year ending March 31, 2026.”

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 9	EQUITY INCENTIVE PLANS:

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended September 30, 2025 and 2024, stock-based compensation expense was $0. For the six months ended September 30, 2025 and 2024, stock-based compensation expense was $265,200 and $125,100, respectively.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 9	EQUITY INCENTIVE PLANS (Continued):

As of September 30, 2025 there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

Stock-based compensation expense - Continued

The following table provides the stock option activity for the six months ended September 30, 2025:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 1, 2025	564,217	$12.78	4.85	$335
Granted	60,000	8.28
Exercised	(72,217)	6.01
Forfeited or Expired	(47,000)	6.00
Balance as of September 30, 2025	505,000	$13.85	6.03	$377
Exercisable as of September 30, 2025	505,000	$13.85	6.03	$377

The weighted average grant date fair value per share was $4.42 and $2.78 for the six months ended September 30, 2025 and 2024, respectively.

Included within the stock option exercises for the six months ended September 30, 2025 was a cashless exercise for which options for the purchase of 29,190 shares were forfeited, resulting in the net issuance of 17,027 shares of the Company’s common stock.

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. As of September 30, 2025, and March 31, 2025, the Company’s accrued bonus was $182,327 and $330,000, respectively, which is included in other current liabilities on the accompanying condensed balance sheets. Bonus expense recorded for the three months ended September 30, 2025 and 2024 was $107,935 and $130,500, respectively. Bonus expense recorded for the six months ended September 30, 2025 and 2024 was $202,298 and $268,454, respectively.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 11	COMMITMENTS AND CONTINGENCIES:

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

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $5,358 and $8,482 for the three months ended September 30, 2025 and 2024, and $13,543 and $17,762 for the six months ended September 30, 2025 and 2024, respectively, and were reflected within cost of products sold included in the condensed statements of operations. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

Note 12	CONCENTRATIONS:

During the three months ended September 30, 2025, two customers accounted for 26.4% of the Company’s revenue, each represented 13.4% and 13.0% of revenue.

During the six months ended September 30, 2025, two customers accounted for 30.7% of the Company’s revenue, each represented 15.7% and 15.0% of revenue.

During the three months ended September 30, 2024, three customers accounted for 53.3% of the Company’s revenue, each represented 27.3%, 15.0% and 11.0% of revenue.

During the six months ended September 30, 2024, three customers accounted for 50.9% of the Company’s revenue, each represented 23.8%, 16.7% and 10.4% of revenue.

As of September 30, 2025, two customers accounted for 27.1% of accounts receivable, each represented 15.8% and 11.3%, respectively. As of March 31, 2025, one customer accounted for 12.0% of the Company’s accounts receivable.

During the three months ended September 30, 2025, three vendors accounted for 51.3% of the Company’s purchases, each represented 21.4%, 16.6% and 13.3% of purchases.

During the six months ended September 30, 2025, three vendors accounted for 43.9% of the Company’s purchases, each represented 18.7%, 12.9%, and 12.3% of purchases.

During the three months ended September 30, 2024, three vendors accounted for 36.5% of the Company’s purchases, each represented 13.7%, 12.4% and 10.4% of purchases.

During the six months ended September 30, 2024, three vendors accounted for 35.4% of the Company’s purchases, each represented 13.2%, 12.0%, and 10.2% of purchases.

As of September 30, 2025, three vendors accounted for 43.9% of accounts payable, each represented 20.5%, 12.6%, and 10.8%, respectively. As of March 31, 2025, one vendor accounted for 12.0% of the Company’s accounts payable.

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

Our customers consist of OEMs and distributors who resell our products to OEMs. We sell our products directly and through 20 independent sales representatives and distributors located in all regions of the United States, Canada, Europe, Southeast Asia, Central Asia and the Middle East.

The customers we service are in the defense, aerospace, space, medical, oil and gas, industrial, test equipment and commercial electronics markets. We appear on the Military DLA Qualified Product Listing (“QPL”) MIL-DTL-55302 and supply customer requested modifications to this specification.

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Industry	%	%	%	%
Defense	62.2	67.5	59.1	68.2
Commercial Aerospace	28.3	19.1	31.5	19.2
Space	6.7	9.8	5.8	9.1
Other	2.8	3.6	3.6	3.5
	100.0	100.0	100.0	100.0

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		Period-to-Period
	2025	2024	Change

Revenue	$7,077,592	$7,341,124	$(263,532)

Costs and expenses:
Cost of products sold	5,459,638	5,610,080	(150,442)
Selling, general and administrative	1,536,041	1,371,941	164,100
Depreciation and amortization	186,293	185,907	386
Total operating expenses	7,181,972	7,167,928	14,044
Operating (loss) income	(104,380)	173,196	(277,576)
Other income:
Interest income, net	77,519	73,247	4,272
Total other income, net	77,519	73,247	4,272

(Loss) income before provision for income taxes	(26,861)	246,443	(273,304)
Provision for income taxes	-	-	-
Net (loss) income	$(26,861)	$246,443	$(273,304)

Revenue for the three months ended September 30, 2025 was $7,077,592, reflecting a decrease of $263,532, or 3.6%, as compared to $7,341,124 for the three months ended September 30, 2024. The decrease in revenue for the period was principally on account of an 11% decrease in defense revenue and 35% decrease in space revenue which continue to be impacted by changes in customer delivery schedules. Our quarter over quarter commercial aerospace revenues have increased 43% driven principally by a gradual uptick in aircraft production by a major producer.

Cost of products sold for the three months ended September 30, 2025 was $5,459,638, reflecting a decrease of $150,442, or 2.7%, as compared to $5,610,080 for the three months ended September 30, 2024. The decrease in our cost of products sold is principally attributable to a 3.6% decrease in revenue, which offset tariff charges we faced from European imports.

Selling, general and administrative expenses for the three months ended September 30, 2025 was $1,536,041, reflecting an increase of $164,100, or 12.0%, as compared to $1,371,941 for the three months ended September 30, 2024. The increase was attributable to the hiring of sales personnel specifically focused on international markets and an increase in legal consulting fees.

Depreciation and amortization for the three months ended September 30, 2025 was $186,293, reflecting an increase of $386, or 0.2%, as compared to $185,907 for the three months ended September 30, 2024.

Total other income for the three months ended September 30, 2025 was income of $77,519, reflecting an increase of $4,272, as compared to income of $73,247 for the three months ended September 30, 2024. The increase was principally attributable to an increase in interest income earned on our cash.

Provision for income taxes was $0 for the three months ended September 30, 2025 and 2024. The provision for income taxes for the three months ended September 30, 2025 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes for the three months ended September 30, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net.

	For the Six Months Ended September 30,		Period-to-Period
	2025	2024	Change

Revenue	$13,385,747	$14,446,101	$(1,060,354)

Costs and expenses:
Cost of products sold	10,638,489	10,504,598	133,891
Selling, general and administrative	3,229,979	3,061,151	168,828
Depreciation and amortization	376,965	374,177	2,788
Total operating expenses	14,245,433	13,939,926	305,507
Operating (loss) income	(859,686)	506,175	(1,365,861)
Other income:
Interest income	178,207	133,055	45,152
Total other income	178,207	133,055	45,152

(Loss) income before provision for income taxes	(681,479)	639,230	(1,320,709)
Provision for income taxes	-	-	-
Net (loss) income	$(681,479)	$639,230	$(1,320,709)

Revenue for the six months ended September 30, 2025 was $13,385,747, reflecting a decrease of $1,060,354, or 7.3%, as compared to $14,446,101 for the six months ended September 30, 2024. The decrease in revenue for the period was principally on account of a 20% decrease in defense revenue as a few key orders from defense customers were executed later than expected offsetting a 52% increase in commercial aerospace revenue as we continue to witness gradual recovery in that sector.

Cost of products sold for the six months ended September 30, 2025 was $10,638,489, reflecting an increase of $133,891, or 1.3%, as compared to $10,504,598 for the six months ended September 30, 2024. The increase in our cost of products sold is attributable to higher material costs we continue to be impacted by primarily in the form of gold and tariff charges on European imports.

Selling, general and administrative expenses for the six months ended September 30, 2025 was $3,229,979 reflecting an increase of $168,828, or 5.5%, as compared to $3,061,151 for the six months ended September 30, 2024. The increase was principally due to an increase in stock compensation expense for stock options granted, an increase in sales personnel dedicated to international markets and an increase in legal fees, offset by a decrease in consulting and audit fees.

Depreciation and amortization for the six months ended September 30, 2025 was $376,965, reflecting a increase of $2,788, or 0.8%, as compared to $374,177 for the six months ended September 30, 2024. The decrease was principally attributable to reduced amortization in the current period for certain fully amortized assets as the company continues to monitor fixed assets investment.

Total other income for the six months ended September 30, 2025 was income of $178,207, reflecting an increase of $45,152, as compared to income of $133,055 for the six months ended September 30, 2024. The increase was attributable to an increase in interest income earned on our cash.

Provision for income taxes was $0 for the six months ended September 30, 2025 and 2024. The provision for income taxes for the six months ended September 30, 2025 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes for the six months ended September 30, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the six months ended September 30, 2025 our primary source of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements in fiscal year 2026 and into fiscal year 2027, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and elevated interest rates, the continuing conflicts between Russia and Ukraine and in the Middle East, and any economic uncertainty as a result of the change in presidential administration in the U.S. may result in significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of September 30, 2025, and March 31, 2025, the Company’s cash was $9,343,032 and $10,539,828, respectively. The Company has recorded a net loss of $681,479 and net income of $639,230 for the six months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, and March 31, 2025, the Company had working capital of $19,804,830 and $19,784,214 and stockholders’ equity of $22,854,127 and $23,113,906, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Six Months Ended September 30, 2025 Compared to the Six Months Ended September 30, 2024

The following table summarizes our sources and uses of cash for six months ended September 30, 2025 and 2024:

	For the Six Months Ended September 30,		Period-to- Period
	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(1,372,909)	$2,588,997	$(3,961,906)
Investing activities	(64,747)	(141,205)	76,458
Financing activities	$240,860	$-	$240,860
Net (decrease) increase in cash	$(1,196,796)	$2,447,792	$(3,644,588)

Net cash (used in) provided by operating activities was ($1,372,909) and $2,588,997 for the six months ended September 30, 2025 and 2024 respectively. The period over period decrease in cash provided by operating activities of $3,961,906 was primarily due to the $1,320,709 decrease in net income, $1,389,016 reduction in cash received from customers and $838,881 increase in inventories purchased.

Net cash used in investing activities was $64,747 and $141,205 for the six months ended September 30, 2025 and 2024, respectively. The decrease in cash used in investing activities during the six months ended September 30, 2025 was principally due to decreases in purchases of property and equipment.

Net cash provided by financing activities was $240,860 and $0 for the six months ended September 30, 2025 and 2024, respectively. This increase is attributable to the proceeds from the exercise of stock options and proceeds from the equipment financing line of credit.

Revolving Line of Credit

On August 26, 2025, the Company entered into a revolving line of credit agreement with Chase Bank for up to $1.0 million, bearing interest at the SOFR plus a margin of 2.15%. The Revolving Line of Credit contains certain financial covenants, including a fixed charge coverage ratio of at least 1.20 to 1.00, tested annually, and matures on July 31, 2026. As of September 30, 2025, there was no outstanding borrowing under Revolving Line of Credit. The Revolving Line of Credit is collateralized by a first-priority security interest in all property of the Company.

Equipment Financing Line of Credit

On September 8, 2025, the Company entered into a $450,000 Equipment Financing Line of Credit with Chase Bank, bearing interest at a fixed rate of 5.51%, to be repaid over a 60-month period. The Equipment Financing Line of Credit, which is expected to be utilized to purchase machine tools for production, has a draw period of four months with a final advance date of December 31, 2025. The last day of the draw period is defined as the draw principal repayment date. If the outstanding principal balance is not paid in full as of the end of the draw period, the balance shall be repaid by the execution of a term note payable to Chase Bank. The Equipment Financing Line of Credit contains certain financial covenants, consistent with the requirements under the Revolving Line of Credit. As of September 30, 2025, the Company had an outstanding draw of $84,360, which is reflected within equipment financing line of credit on the condensed balance sheet. The borrowings under the Equipment Financing Line of Credit are collateralized by a first lien on the related equipment financed under the arrangement.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $18,400,810 at September 30, 2025 as compared to approximately $14,298,000 at September 30, 2024. The orders in backlog at September 30, 2025 are expected to ship over the next 12 – 18 months depending on customer requirements and product availability.

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

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.

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

As of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our internal controls over financial reporting and our disclosure controls and procedures were not effective based upon the identified material weakness noted above.

Management is actively engaged in the planning for and implementation of remediation efforts to address the identified material weakness. The remediation plan includes improvements in the design and implementation of enhanced monitoring and user access and change management within the ITGC environment.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the six months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On August 17, 2022, the SEC issued an Order Instituting Administrative Proceedings and Notice of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the administrative proceeding is for the Commission to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months, or revoke the registration of each class of securities of the Company registered pursuant to Section 12 of the Exchange Act. The Company filed an answer to the Order on October 3, 2022 and on October 13, 2022 we conducted a prehearing conference with SEC staff in the Division of Enforcement. On March 1, 2023 the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. On December 22, 2023, the Company filed a Cross-Motion for Summary Disposition. The SEC’s Division of Enforcement filed an opposition to the Company’s Cross-Motion for Summary Disposition on February 21, 2024. On March 4, 2024, the Company filed a Reply in Support of its Motion for Summary Disposition. On February 18, 2025, the Company submitted a request for expediting the resolution of the administrative proceeding. On October 7, 2025, the Company filed a motion asking the SEC to grant the Company’s December 22, 2023 Cross-Motion for Summary Disposition or, alternatively, to schedule a hearing so that the case can proceed to a prompt resolution. Due to the federal government shutdown, the case currently is stayed until the shutdown concludes. The SEC will issue a decision on the basis of the record in the proceeding.

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

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the six months ended September 30, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on June 22, 2023 - Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1	Executive Employment Agreement, effective as of January 1, 2025, by and between the Registrant and David Offerman (filed as Exhibit 10.1 on December 31, 2024 - Current Report on Form 8-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEH CORPORATION

Dated: November 10, 2025	By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Subrata Purkayastha
Subrata Purkayastha, Chief Financial Officer
(Principal Financial Officer)