Form 10-Q
period 2025-12-31
IEH Corp
filed 2026-02-06
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 6, 2026 the registrant had 2,431,686 shares of its common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report on Form 10-Q, and as set forth in Part 1, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 12, 2025. Forward-looking statements may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; impact of tariffs on sourcing of raw materials; accounting estimates and assumptions; pricing pressures on our products caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to operate our accounting systems effectively; our ability to protect our intellectual property; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes and uncertainties in political, economic or regulatory conditions generally and in the markets in which we operate, including, but not limited to, continuing changes and uncertainties around tariffs and supply chain constraints;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and

●	other risks, including those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	December 31, 2025	March 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$9,042,923	$10,539,828
Accounts receivable, net	4,145,150	3,210,840
Inventories, net	7,225,972	7,265,347
Corporate income taxes receivable	427,314	813,413
Prepaid expenses and other current assets	354,319	201,160
Total current assets	21,195,678	22,030,588

Non-current assets:
Property, plant and equipment, net	3,045,433	3,128,177
Operating lease right-of-use assets	1,685,614	1,967,752
Security deposit	75,756	75,756
Total assets	$26,002,481	$27,202,273

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$980,629	$876,730
Customer advance payments	17,028	173,074
Operating lease liabilities	438,379	395,325
Equipment financing line of credit	245,920	-
Other current liabilities	616,838	801,245
Total current liabilities	2,298,794	2,246,374

Non-Current liabilities:
Operating lease liabilities, net of current	1,509,846	1,841,993
Total liabilities	3,808,640	4,088,367

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,431,278 and 2,388,251 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively	24,313	23,883
Additional paid-in capital	8,702,614	8,281,344
Retained earnings	13,466,914	14,808,679
Total Stockholders’ Equity	22,193,841	23,113,906
Total Liabilities and Stockholders’ Equity	$26,002,481	$27,202,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Revenue	$7,497,879	$7,217,616	$20,883,626	$21,663,717

Costs and expenses:
Cost of products sold	6,479,634	5,569,467	17,118,123	16,074,065
Selling, general and administrative	1,548,550	1,594,721	4,778,529	4,655,872
Depreciation and amortization	193,139	183,514	570,104	557,691
Total operating expenses	8,221,323	7,347,702	22,466,756	21,287,628

Operating (loss) income	(723,444)	(130,086)	(1,583,130)	376,089

Other income (expense):
Interest income (expense), net	63,158	68,446	241,365	201,501
Total other income (expense), net	63,158	68,446	241,365	201,501

(Loss) income before provision for income taxes	(660,286)	(61,640)	(1,341,765)	577,590
Provision for income taxes	-	-	-	-
Net (loss) income	$(660,286)	$(61,640)	$(1,341,765)	$577,590

Net (loss) income per common share:
Basic	$(0.27)	$(0.03)	$(0.55)	$0.24
Diluted	$(0.27)	$(0.03)	$(0.55)	$0.24

Weighted-average number of common and common equivalent shares:
Basic	2,431,278	2,380,251	2,417,811	2,380,251
Diluted	2,431,278	2,380,251	2,417,811	2,439,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2024	2,380,251	$23,803	$7,966,074	$13,809,641	$21,799,518

Stock-based compensation	-	-	125,100	-	125,100

Net income	-	-	-	392,787	392,787

Balance at June 30, 2024	2,380,251	$23,803	$8,091,174	$14,202,428	$22,317,405

Net income	-	-	-	246,443	246,443

Balance at September 30, 2024	2,380,251	$23,803	$8,091,174	$14,448,871	$22,563,848

Stock-based compensation	-	-	141,500	-	141,500

Net loss	-	-	-	(61,640)	(61,640)

Balance at December 31, 2024	2,380,251	$23,803	$8,232,674	$14,387,231	$22,643,708

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2025	2,388,251	$23,883	$8,281,344	$14,808,679	$23,113,906

Stock-based compensation	-	-	265,200	-	265,200

Exercise of stock options	43,027	430	156,070	-	156,500

Net loss	-	-	-	(654,618)	(654,618)

Balance at June 30, 2025	2,431,278	$24,313	$8,702,614	$14,154,061	$22,880,988

Net loss	-	-	-	(26,861)	(26,861)

Balance at September 30, 2025	2,431,278	$24,313	$8,702,614	$14,127,200	$22,854,127

Net loss	-	-	-	(660,286)	(660,286)

Balance at December 31, 2025	2,431,278	$24,313	$8,702,614	$13,466,914	$22,193,841

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,341,765)	$577,590
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	570,104	557,691
Stock-based compensation expense	265,200	266,600
Inventory obsolescence provision	200,000	327,475
Operating lease right-of-use assets	377,158	377,158

Changes in assets and liabilities:
Accounts receivable	(934,310)	369,346
Inventories	(160,625)	814,894
Corporate income taxes receivable	386,099	411,940
Prepaid expenses and other current assets	(153,159)	110,898
Accounts payable	103,899	2,311
Customer advance payments	(156,046)	(130,893)
Operating lease liabilities	(384,113)	(371,364)
Other current liabilities	(184,407)	(198,859)
Net cash (used in) provided by operating activities	(1,411,965)	3,114,787

Cash flows from investing activities:
Acquisition of property, plant and equipment	(487,360)	(213,443)
Net cash used in investing activities	(487,360)	(213,443)

Cash flows from financing activities:
Proceeds from equipment financing loan	245,920	-
Proceeds from exercise of stock options	156,500	-
Net cash provided by financing activities	402,420	-

Net (decrease) increase in cash	(1,496,905)	2,901,344
Cash - beginning of period	10,539,828	6,139,823
Cash - end of period	$9,042,923	$9,041,167
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$917	$-
Income Taxes	$31,900	$12,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

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

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of December 31, 2025 and for the three and nine months ended December 31, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”), and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 12, 2025. The balance sheet as of March 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of December 31, 2025 and March 31, 2025 and its results of operations for the three and nine months ended December 31, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2026, or any other interim period or future year or period.

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Domestic	$7,142,632	$6,918,688	$19,540,070	$20,643,397
International	355,247	298,928	1,343,556	1,020,320
Total	$7,497,879	$7,217,616	$20,883,626	$21,663,717

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Industry	%	%	%	%
Defense	63.7	60.8	60.7	65.7
Commercial Aerospace	23.2	18.7	28.5	19.1
Space	7.0	17.3	6.3	11.8
Other	6.1	3.2	4.5	3.4
	100.0	100.0	100.0	100.0

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $910,498 and $710,498 as of December 31, 2025 and March 31, 2025, respectively, and was reflected as a reduction of inventory.

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

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net (Loss) Income Per Share – Continued

Basic and diluted net (loss) income per common share is calculated as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Net (loss) income	$(660,286)	$(61,640)	$(1,341,765)	$577,590

Net (loss) income per common share:
Basic	$(0.27)	$(0.03)	$(0.55)	$0.24
Diluted	$(0.27)	$(0.03)	$(0.55)	$0.24

Weighted average number of common shares outstanding- basic	2,431,278	2,380,251	2,417,811	2,380,251
Dilutive effect of options to the extent that such options are determined to be in the money for the period	-	-	-	58,755
Weighted average number of common shares outstanding-fully diluted	2,431,278	2,380,251	2,417,811	2,439,006

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Potentially dilutive options to purchase common shares	505,000	572,217	505,000	314,523

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

Depreciation and Amortization

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended December 31, 2025 and 2024 was $193,139 and $183,514, respectively. Depreciation expense for the nine months ended December 31, 2025 and 2024 was $570,104 and $557,691, respectively.

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

The Company determined the fair value of the stock option grants based upon the assumptions as provided below.

	For the Nine Months Ended December 31,
	2025	2024
Weighted average stock price	$8.28	$7.47
Expected life (in years)	5.0	5.0
Expected volatility	57.9%	52.30%
Dividend yield	-%	-%
Weighted average risk-free interest rate, per annum	4.0%	4.6%

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of
	December 31, 2025	March 31, 2025
Raw materials	$6,640,667	$6,436,909
Work in progress	1,259,570	989,172
Finished goods	236,233	549,764
Allowance for obsolete inventory	(910,498)	(710,498)
	$7,225,972	$7,265,347

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 4	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	December 31, 2025	March 31, 2025
Payroll and vacation accruals	$364,142	$687,961
Sales commissions	126,654	29,604
Other current liabilities	126,042	83,680
	$616,838	$801,245

Note 5	LEASES:

Operating leases

Leases classified as operating leases are included in operating lease right-of use assets, operating lease liabilities and operating lease liabilities, non-current, in the Company’s condensed balance sheets.

Condensed balance sheet information related to our leases is presented below:

		As of
	Balance Sheet Location	December 31, 2025	March 31, 2025
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$1,685,614	$1,967,752

Right-of-use liability, current	Operating lease liabilities	$438,379	$395,325

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$1,509,846	$1,841,993

The lease expense for the three months ended December 31, 2025 and 2024 was $143,520 and $144,070, respectively, and for the nine months ended December 31, 2025 and 2024 was $421,076 and $427,864, respectively, which was included in costs of product sold on the Company’s condensed statements of operations. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental payments remaining on these leases was $2,216,617 as of December 31, 2025.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	December 31, 2025	March 31, 2025
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	4.3	4.9

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 5	LEASES (Continued):

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of December 31, 2025 was as follows:

For the years ended March 31,	Operating Lease Payments
(Three months ending) March 31, 2026	$134,929
2027	547,460
2028	563,891
2029	408,429
2030	334,492
Thereafter	227,416
Total gross operating lease payments	2,216,617
Less: imputed interest	(268,392)
Total lease liabilities, reflecting present value of future minimum lease payments	$1,948,225

Note 6	REVOLVING LINE OF CREDIT:

On August 26, 2025, the Company entered into a revolving line of credit agreement (“Revolving Line of Credit”) with JPMorgan Chase Bank, N.A. (“Chase Bank”) for up to $1.0 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.15%. The Revolving Line of Credit contains certain financial covenants, including a fixed charge coverage ratio of at least 1.20, tested annually, and matures on July 31, 2026. As of December 31, 2025, there was no outstanding borrowing under the Revolving Line of Credit. The Revolving Line of Credit is collateralized by a first-priority security interest in all property of the Company.

Note 7	EQUIPMENT FINANCING LINE OF CREDIT:

On September 8, 2025, the Company entered into a $450,000 equipment financing arrangement with Chase Bank, bearing interest at a fixed rate of 5.51%, to be repaid over a 60-month period (“Equipment Financing Line of Credit”). The Equipment Financing Line of Credit is expected to be utilized to purchase machine tools for production. Funding is on an equipment project basis, and once a project is fully funded, the obligation for that project is to be repaid by the execution of term note payable to Chase Bank. The Equipment Financing Line of Credit contains certain financial covenants, consistent with the requirements under the Revolving Line of Credit. As of December 31, 2025, the Company had an outstanding draw of $245,920, which is reflected within equipment financing line of credit on the condensed balance sheet. The borrowings under the Equipment Financing Line of Credit are collateralized by a first lien on the related equipment financed under the arrangement.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 8	INCOME TAXES:

The effective income tax rate for the three months ended December 31, 2025 and 2024 was a provision of 0% on loss before provision for income taxes of $660,286 and $61,640, respectively. The effective income tax rate for the nine months ended December 31, 2025 and 2024 was a provision of 0% on loss before provision for income taxes of $1,341,765 and on income before provision for income taxes of $577,590, respectively. The provision for income taxes of $0 for the three and nine months ended December 31, 2025 was principally attributable to the loss before provision for income taxes and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes of $0 for the three and nine months ended December 31, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net.

The Company has previously recorded liabilities for underpayment of income taxes and related interest and penalties for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. At December 31, 2025 the amount included in corporate income taxes receivable is a liability of $177,618, inclusive of penalties and interest. This amount is unchanged from March 31, 2025.

The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4th. 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that may impact the Company relate to the timing of certain tax deductions including depreciation expense, research and development expenditures and interest expense. Based upon the Company’s preliminary analysis, we do not anticipate a material effect on the financial statements for the fiscal year ending March 31, 2026.

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended December 31, 2025 and 2024, stock-based compensation expense was $0 and $141,500, respectively. For the nine months ended December 31, 2025 and 2024, stock-based compensation expense was $265,200 and $266,600, respectively.

As of December 31, 2025 there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

The following table provides the stock option activity for the nine months ended December 31, 2025:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 1, 2025	564,217	$12.78	4.85	$335
Granted	60,000	8.28
Exercised	(72,217)	6.01
Forfeited or Expired	(47,000)	6.00
Balance as of December 31, 2025	505,000	$13.85	5.78	$435
Exercisable as of December 31, 2025	505,000	$13.85	5.78	$435

The weighted average grant date fair value per share was $4.42 and $3.81 for the nine months ended December 31, 2025 and 2024, respectively.

Included within the stock option exercises for the nine months ended December 31, 2025 was a cashless exercise for which options for the purchase of 29,190 shares were forfeited, resulting in the net issuance of 17,027 shares of the Company’s common stock.

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. As of December 31, 2025, and March 31, 2025, the Company’s accrued bonus was $249,018 and $330,000, respectively, which is included in other current liabilities on the accompanying condensed balance sheets. Bonus expense recorded for the three months ended December 31, 2025 and 2024 was $98,648 and $70,500, respectively. Bonus expense recorded for the nine months ended December 31, 2025 and 2024 was $300,946 and $338,954, respectively.

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

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $7,987 and $8,506 for the three months ended December 31, 2025 and 2024, and $21,530 and $26,268 for the nine months ended December 31, 2025 and 2024, respectively, and were reflected within cost of products sold included in the condensed statements of operations. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 12	CONCENTRATIONS:

During the three months ended December 31, 2025, one customer accounted for 25.9% of the Company’s revenue.

During the nine months ended December 31, 2025, two customers accounted for 31.9% of the Company’s revenue, each represented 18.9% and 13.0% of revenue.

During the three months ended December 31, 2024, three customers accounted for 39.8% of the Company’s revenue, each represented 18.7%, 11.0% and 10.1% of revenue.

During the nine months ended December 31, 2024, three customers accounted for 45.9% of the Company’s revenue, each represented 18.2%, 17.4% and 10.3% of revenue.

As of December 31, 2025, two customers accounted for 30.3% of accounts receivable, each represented 20.2% and 10.1%, respectively. As of March 31, 2025, one customer accounted for 12.0% of the Company’s accounts receivable.

During the three months ended December 31, 2025, three vendors accounted for 44.6% of the Company’s purchases, each represented 20.9%, 13.5% and 10.2% of purchases.

During the nine months ended December 31, 2025, three vendors accounted for 41.0% of the Company’s purchases, each represented 16.8%, 13.2%, and 11.0% of purchases.

During the three months ended December 31, 2024, four vendors accounted for 52.3% of the Company’s purchases, each represented 13.3%, 13.1%, 13.0% and 12.9% of purchases.

During the nine months ended December 31, 2024, four vendors accounted for 47.0% of the Company’s purchases, each represented 13.2%, 12.4%, 11.1% and 10.3% of purchases.

As of December 31, 2025, three vendors accounted for 32.8% of accounts payable, each represented 11.5%, 11.2%, and 10.1%, respectively. As of March 31, 2025, one vendor accounted for 12.0% of the Company’s accounts payable.

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

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Industry	%	%	%	%
Defense	63.7	60.8	60.7	65.7
Commercial Aerospace	23.2	18.7	28.5	19.1
Space	7.0	17.3	6.3	11.8
Other	6.1	3.2	4.5	3.4
	100.0	100.0	100.0	100.0

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

Results of Operations

Comparison of the Three Months Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31,		Period-to-Period
	2025	2024	Change

Revenue	$7,497,879	$7,217,616	$280,263

Costs and expenses:
Cost of products sold	6,479,634	5,569,467	910,167
Selling, general and administrative	1,548,550	1,594,721	(46,171)
Depreciation and amortization	193,139	183,514	9,625
Total operating expenses	8,221,323	7,347,702	873,621
Operating loss	(723,444)	(130,086)	(593,358)
Other income (expense):
Interest income (expense), net	63,158	68,446	(5,288)
Total other income (expense),net	63,158	68,446	(5,288)

Loss before provision for income taxes	(660,286)	(61,640)	(598,646)
Provision for income taxes	-	-	-
Net loss	$(660,286)	$(61,640)	$(598,646)

Revenue for the three months ended December 31, 2025 was $7,497,879, reflecting an increase of $280,263, or 3.9%, as compared to $7,217,616 for the three months ended December 31, 2024. The increase in revenue for the period was principally on account of a 28% increase in commercial aerospace revenue and a 9% increase in defense revenues. Our quarter over quarter space revenues have decreased by 58%, driven principally by shifting customer delivery schedules.

Cost of products sold for the three months ended December 31, 2025 was $6,479,634, reflecting an increase of $910,167, or 16.3%, as compared to $5,569,467 for the three months ended December 31, 2024. The increase in our cost of products sold is principally attributable to tariff charges we faced from European imports and a continuous increase in gold prices.

Selling, general and administrative expenses for the three months ended December 31, 2025 was $1,548,550 reflecting a decrease of $46,171, or 2.9%, as compared to $1,594,721 for the three months ended December 31, 2024. The decrease was attributable to reduction in stock compensation expense which offset the increase in legal fees associated with our motion of summary disposition presented to the SEC.

Depreciation and amortization for the three months ended December 31, 2025 was $193,139, reflecting an increase of $9,625, or 5.2%, as compared to $183,514 for the three months ended December 31, 2024.

Total other income (expense), net for the three months ended December 31, 2025 was income of $63,158, reflecting a decrease of $5,288, as compared to income of $68,446 for the three months ended December 31, 2024. The decrease was principally attributable to a decrease in interest income earned on our cash.

Provision for income taxes was $0 for the three months ended December 31, 2025 and 2024. The provision for income taxes for the three months ended December 31, 2025 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes for the three months ended December 31, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net.

	For the Nine Months Ended December 31,		Period-to-Period
	2025	2024	Change

Revenue	$20,883,626	$21,663,717	$(780,091)

Costs and expenses:
Cost of products sold	17,118,123	16,074,065	1,044,058
Selling, general and administrative	4,778,529	4,655,872	122,657
Depreciation and amortization	570,104	557,691	12,413
Total operating expenses	22,466,756	21,287,628	1,179,128
Operating (loss) income	(1,583,130)	376,089	(1,959,219)
Other income (expense):
Interest income (expense), net	241,365	201,501	39,864
Total other income (expense), net	241,365	201,501	39,864

(Loss) income before provision for income taxes	(1,341,765)	577,590	(1,919,355)
Provision for income taxes	-		-
Net (loss) income	$(1,341,765)	$577,590	$(1,919,355)

Revenue for the nine months ended December 31, 2025 was $20,883,626, reflecting a decrease of $780,091, or 3.6%, as compared to $21,663,717 for the nine months ended December 31, 2024. The decrease in revenue for the period was principally on account of an 11% decrease in defense revenue as a few key orders from defense customers were executed later than expected offsetting a 44% increase in commercial aerospace revenue as we continue to witness recovery in that sector amid an uptick in airplane manufacturing.

Cost of products sold for the nine months ended December 31, 2025 was $17,118,123, reflecting an increase of $1,044,058, or 6.5%, as compared to $16,074,065 for the nine months ended December 31, 2024. The increase in our cost of products sold is attributable to higher material costs as we continue to be impacted by tariff charges on European imports and continuing rise in gold prices.

Selling, general and administrative expenses for the nine months ended December 31, 2025 was $4,778,529 reflecting an increase of $122,657, or 2.6%, as compared to $4,655,872 for the nine months ended December 31, 2024. The increase was principally due to an increase in sales personnel dedicated to international markets and an increase in legal fees in connection with our motion of summary dismissal presented to the SEC, offset by a decrease in consulting and audit fees.

Depreciation and amortization for the nine months ended December 31, 2025 was $570,104, reflecting an increase of $12,413, or 2.2%, as compared to $557,691 for the nine months ended December 31, 2024. The increase was principally attributable to purchase of machinery for Allentown facility to drive down reliance on purchase of imported parts.

Total other income (expense), net for the nine months ended December 31, 2025 was income of $241,365, reflecting an increase of $39,864, as compared to income of $201,501 for the nine months ended December 31, 2024. The increase was attributable to an increase in interest income earned on our cash and interest income recognized on tax refunds received.

Provision for income taxes was $0 for the nine months ended December 31, 2025 and 2024. The provision for income taxes for the nine months ended December 31, 2025 was attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes for the nine months ended December 31, 2024 was principally attributable to the utilization of net operating loss carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the nine months ended December 31, 2025 our primary source of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations and will be sufficient to satisfy our anticipated cash requirements in fiscal year 2026 and into fiscal year 2027, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into additional credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and elevated interest rates, the continuing conflicts between Russia and Ukraine and in the Middle East, and any economic and geopolitical uncertainty as a result of the change in presidential administration in the U.S. may result in significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of December 31, 2025, and March 31, 2025, the Company’s cash was $9,042,923 and $10,539,828, respectively. The Company has recorded a net loss of $1,341,765 and net income of $577,590 for the nine months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, and March 31, 2025, the Company had working capital of $18,896,884 and $19,784,214 and stockholders’ equity of $22,193,841 and $23,113,906, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Nine Months Ended December 31, 2025 Compared to the Nine Months Ended December 31, 2024

The following table summarizes our sources and uses of cash for nine months ended December 31, 2025 and 2024:

	For the Nine Months Ended December 31,		Period-to-Period
	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(1,411,965)	$3,114,787	$(4,526,752)
Investing activities	(487,360)	(213,443)	(273,917)
Financing activities	$402,420	$-	$402,420
Net (decrease) increase in cash	$(1,496,905)	$2,901,344	$(4,398,249)

Net cash (used in) provided by operating activities was ($1,411,965) and $3,114,787 for the nine months ended December 31, 2025 and 2024 respectively. The period over period decrease in cash provided by operating activities of $4,526,752 was primarily due to the $1,919,355 decrease in net income, $1,303,656 reduction in cash received from customers and $975,519 increase in inventories purchased.

Net cash used in investing activities was $487,360 and $213,443 for the nine months ended December 31, 2025 and 2024, respectively. The increase in cash used in investing activities during the nine months ended December 31, 2025 was principally due to an increase in purchases of equipment.

Net cash provided by financing activities was $402,420 and $0 for the nine months ended December 31, 2025 and 2024, respectively. This increase is attributable to the proceeds from the exercise of stock options and proceeds from the equipment financing line of credit.

Revolving Line of Credit

On August 26, 2025, the Company entered into a revolving line of credit agreement with Chase Bank for up to $1.0 million, bearing interest at the SOFR plus a margin of 2.15%. The Revolving Line of Credit contains certain financial covenants, including a fixed charge coverage ratio of at least 1.20, tested annually, and matures on July 31, 2026. As of December 31, 2025, there was no outstanding borrowing under the Revolving Line of Credit. The Revolving Line of Credit is collateralized by a first-priority security interest in all property of the Company.

Equipment Financing Line of Credit

On September 8, 2025, the Company entered into a $450,000 Equipment Financing Line of Credit with Chase Bank, bearing interest at a fixed rate of 5.51%, to be repaid over a 60-month period. The Equipment Financing Line of Credit is expected to be utilized to purchase machine tools for production. Funding is on an equipment project basis, and once a project is fully funded, the obligation for that project is to be repaid by the execution of term note payable to Chase Bank. The Equipment Financing Line of Credit contains certain financial covenants, consistent with the requirements under the Revolving Line of Credit. As of December 31, 2025, the Company had an outstanding draw of $245,920, which is reflected within equipment financing line of credit on the condensed balance sheet. The borrowings under the Equipment Financing Line of Credit are collateralized by a first lien on the related equipment financed under the arrangement.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $18,360,000 at December 31, 2025 as compared to approximately $12,830,000 at December 31, 2024. The orders in backlog at December 31, 2025 are expected to ship over the next 12 – 18 months depending on customer requirements and product availability.

Inflation and Tariffs

In the opinion of management, inflation has continued to impact the costs of our operations and depending upon the current duration and degree of inflation levels, is expected to have an impact upon our operations in the future. Management will continue to monitor inflation as well as tariffs developments and evaluate the possible future effects on our business and operations.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.

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

As of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our internal controls over financial reporting and our disclosure controls and procedures were not effective based upon the identified material weakness noted above.

Management is actively engaged in the planning for and implementation of remediation efforts to address the identified material weakness. The remediation plan includes improvements in the design and implementation of enhanced monitoring and user access and change management within the ITGC environment.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On August 17, 2022, the SEC issued an Order Instituting Administrative Proceedings and Notice of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the administrative proceeding is for the Commission to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months, or revoke the registration of each class of securities of the Company registered pursuant to Section 12 of the Exchange Act. The Company filed an answer to the Order on October 3, 2022 and on October 13, 2022 we conducted a prehearing conference with SEC staff in the Division of Enforcement. On March 1, 2023 the SEC’s Division of Enforcement filed a Motion for Summary Disposition, on March 15, 2023, IEH filed an opposition brief to the SEC Division of Enforcement’s Motion for Summary Disposition, and on March 29, 2023, the SEC’s Division of Enforcement filed a Reply in Support of its Motion for Summary Disposition. On December 22, 2023, the Company filed a Cross-Motion for Summary Disposition. The SEC’s Division of Enforcement filed an opposition to the Company’s Cross-Motion for Summary Disposition on February 21, 2024. On March 4, 2024, the Company filed a Reply in Support of its Motion for Summary Disposition. On February 18, 2025, the Company submitted a request for expediting the resolution of the administrative proceeding. On October 7, 2025, the Company filed a motion asking the SEC to grant the Company’s December 22, 2023 Cross-Motion for Summary Disposition or, alternatively, to schedule a hearing so that the case can proceed to a prompt resolution. On January 14, 2026, the SEC granted the Company’s motion for summary disposition, denied the Division of Enforcement’s motion for summary disposition, and dismissed the administrative proceeding against the Company.

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

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on June 22, 2023 - Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1	Executive Employment Agreement, effective as of January 1, 2025, by and between the Registrant and David Offerman (filed as Exhibit 10.1 on December 31, 2024 - Current Report on Form 8-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEH CORPORATION

Dated: February 6, 2026	By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Subrata Purkayastha
Subrata Purkayastha, Chief Financial Officer
(Principal Financial Officer)