Form 10-K
period 2026-03-31
IEH Corp
filed 2026-06-12
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2025, based on a closing price of $9.05 was approximately $14,195,300.

As of June 12, 2026, the registrant had 2,470,272 shares of its common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

IEH CORPORATION

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, as well as other reports filed with the Securities and Exchange Commission (“SEC”), including, but not limited to, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; impact of the tariff ruling by the U.S. Supreme Court on sourcing of raw materials; accounting estimates and assumptions; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to operate our accounting systems effectively; our ability to protect intellectual property; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes and uncertainties in political, economic or regulatory conditions generally and in the markets in which we operate, including, but not limited to, changes and uncertainties around tariffs and supply chain constraints;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and

●	other risks, including those described in the “Risk Factors” section of this Annual Report on Form 10-K as well as other reports filed with the SEC, including, but not limited to, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

ii

IEH CORPORATION

PART I

Item 1.	Business:

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

In use for nearly 60 years under demanding conditions, Hyperboloid technology has proven itself to be the leading design for integrity and reliability. On avionics platforms, military and commercial aerospace equipment, engine control systems, missiles and torpedoes, vehicular electronics, satellites and rocket launchers, medical devices, industrial and environmental controls, test equipment, pin grid array sockets and countless other rugged applications, Hyperboloid aims to be the highest reliability connector available.

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

For the fiscal years ended March 31, 2026 and 2025, approximately 63.2% and 65.7%, respectively, of the Company’s sales were for defense applications, 25.2% and 19.9%, respectively, for commercial aerospace, and 11.6% and 14.4%, respectively, for commercial space launch, medical, oil and gas and industrial markets.

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

The Company is primarily a manufacturer and its products are essentially basic components of larger assemblies of finished goods. During the year ended March 31, 2026, two customers accounted for 34.0% of the Company’s net revenues, each represented 23.5% and 10.5%, respectively. During the year ended March 31, 2025, two customers accounted for 31.9% of the Company’s net revenues, each represented 17.8% and 14.1%, respectively.

The Company currently employs 17 independent sales representatives and distributors to market its products in all regions in the United States as well as in Canada, the European Union, Southeast Asia, Central Asia and the Middle East. These independent sales representatives also promote the product lines of other electronics manufacturers; however, they do not promote the product lines of manufacturers which compete directly with the Company’s products. These sales representatives accounted for approximately 75% of the Company’s net sales for the fiscal year ended March 31, 2026 (with the balance of Company net sales being generated via direct customer contact).

International sales accounted for approximately 5.8% and 5.7% of net sales for the fiscal years ended March 31, 2026 and 2025, respectively.

We also market our products and capabilities through our website, www.iehcorp.com. Our product series HBH Hybrid Power/Signal Hyperboloid Connectors, has a configuration tool that allows users to build their own hybrid connector and download 3D models to incorporate into their modules.

Backlog of Orders/Capital Requirements:

Our customers typically enter into supply arrangements for the purchase of our products which we will produce and deliver over time. On an as-needed basis, our customers place specific production orders, and these orders are generally filled and shipped within twelve to twenty-four weeks. Our backlog consists of supply arrangements where the anticipated unfulfilled shipping dates are generally within approximately twelve months. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. The backlog amounted to approximately $27,782,000 at March 31, 2026 as compared to $12,445,000 at March 31, 2025. The increase in total backlog as of March 31, 2026 compared with the previous year is primarily due to increases in defense orders primarily driven by geopolitical conditions around the globe and continued recovery of the commercial aerospace industry as prior production, labor and regulatory issues related to a major airplane producer have been resolved.

A portion of these backlog orders are subject to cancellation or postponement of delivery dates and, therefore, no assurance can be given that actual sales will result from these orders. The Company does not foresee any problems which would prevent it from fulfilling these orders.

Forward-Looking Business Trends:

Our operations are subject to global economic and geopolitical risks. For example, the ongoing and evolving conflicts in Eastern Europe and the Middle East have impacted economic activity as well as the availability and price of raw materials and energy. The Company continues to actively monitor these factors and find ways to mitigate the impact on its operations. The company also continues to monitor and evaluate the evolving situation around imposition of tariffs by the current administration and subsequent Supreme Court ruling(s) against tariff imposition and the resulting impact on sourcing of raw materials and revenue generated from global markets.

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

However, any delay in the Company’s ability to obtain necessary raw materials and component parts may affect its ability to meet customer production needs. In anticipation of such delays, the Company carries an inventory of raw materials and component parts to avoid shortages and to ensure continued production. However, as global supply chains continue to be constrained and impacted, by geopolitical and economic conditions, there can be no assurance that we will not be affected in the future, and we believe that raw materials and supply chains may continue to be affected in fiscal year 2027 and beyond in part due to global uncertainty.

Additionally, continuing inflationary pressures have been impacting virtually all aspects of our materials and suppliers, including power prices and labor costs, and are likely to impact our fiscal year 2027 results.

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

As of March 31, 2026, we employed 176 people of which 174 are full-time employees. Around half of the employees engaged in manufacturing and testing activities are covered by a collective bargaining agreement with the United Auto Workers of America, Local 259 (the “Union”), which expires on March 31, 2027.

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

We manufacture PCB connector offerings for specialized applications and our customers include defense contractors, commercial aerospace equipment manufacturers, medical device manufacturers, oil and gas exploration firms, industrial equipment manufacturers and commercial space launch companies. Our products are typically a small part in a larger end product used by our customers. Supply shortages or other factors impacting third party suppliers that supply different parts to our customers for use in the same end product in which our product is used can impact demand for our products. In addition, due to the specialized nature of our products, we often manufacture limited quantities of our products. Since we are mostly producing customized products in smaller quantities, we are not able to achieve economies of scale, unable to obtain bulk discounts on our orders for raw materials and sometimes the fulfillment is delayed because our suppliers may prioritize larger orders. All of these factors may have an adverse impact on our business and results of operations.

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

During the year ended March 31, 2026, two customers accounted for 34.0% of the Company’s net revenues, each represented 23.5% and 10.5%, respectively. During the year ended March 31, 2025, two customers accounted for 31.9% of the Company’s net revenues, each represented 17.8% and 14.1%, respectively. We believe that the loss of one or more of our larger customers could have a material adverse effect on our financial position and results of operations.  We have experienced significant concentrations of customers in prior years. Furthermore, factors that negatively impact the businesses of our major customers could materially and adversely affect us even if the customer represents a relatively small part of our net sales.

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

Our results of operations may be materially adversely impacted by difficulties in obtaining raw materials, supplies, power, labor and any other items needed for the production of our products, as well as by the effects of quality deviations in raw materials and the effects of significant fluctuations in the prices paid. Many of these materials and components are produced by a limited number of suppliers and their availability to us may be constrained by supplier capacity.  In recent periods, we have seen the impact of inflation drive up costs of materials and labor significantly. Any material disruption to or continuing increases in prices of our raw materials and other resources could materially adversely affect our financial results.  Profit margins will be materially and adversely impacted if we are not able to reduce our costs of production, introduce technological innovations, or pass through cost increases to customers.

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

In the future, if we are unable to negotiate an acceptable new agreement with the Union, upon expiration of the existing contract, we could experience a strike or work stoppage, which could seriously impact the profitability of our business. Contingency plans have been developed that would allow production to continue in the event of a strike but we cannot guarantee the effectiveness of such plans.

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

We expect changes in policy positions and spending priorities from the current Administration could impact our business. Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriations process. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a U.S. Government fiscal year (“GFY”) basis. Procurement funds are typically disbursed over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be changed as part of the annual appropriations process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. Budget and appropriations decisions made by the U.S. Government are outside of our control and may have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict, and are affected by numerous factors, including the U.S. Government’s budget deficit and the national debt. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending on an absolute or inflation-adjusted basis, could have material adverse consequences on our current or future business. If Congress does not enact a full-year GFY 2026 appropriations bill, the U.S. Government may not be able to fulfill its funding obligations, and there could be significant disruption to all discretionary programs and corresponding impacts on the entire defense industry, which could adversely affect our business, results of operations, financial condition and cash flow. Any inability of the U.S. Government to complete its budget process for any GFY and resulting operation on funding levels equivalent to its prior fiscal year pursuant to a Continuing Resolution or shut down, also could have material adverse consequences on our current or future business.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026 and concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective, as we have not fully established an effective control environment due to the ineffective design and implementation of Information Technology General Controls (“ITGC”). Our ITGC deficiencies included improperly designed controls pertaining to change management and user access rights over systems that are critical to our system of financial reporting. We have taken and continue to take remedial steps to improve our internal control over financial reporting. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, Controls and Procedures.

We have identified steps to remediate the identified material weakness in our ITGC. However, we may not be able to fully remediate this material weakness until these additional steps have been operating effectively for a sufficient period of time. We cannot assure you that the measures we have taken to date and plan to take will be sufficient to remediate the material weaknesses we identified or avoid the identification of additional material weaknesses in the future. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all.

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

On February 20, 2026, the Company’s shares of common stock (the “common stock”) were elevated to, and commenced trading exclusively on, the OTCQX Marketplace (the “OTCQX”). The OTCQX is the highest tier of the OTC Marketplace. Immediately prior to February 20, 2026, the Company’s common stock had been trading on the newly structured OTCID Marketplace since July 1, 2025. For several decades the Company’s common stock had been traded on the OTC Pink Sheet Current Information tier of the OTC Marketplace where transactions were limited to the “Expert Market.

On March 17, 2017, the Company’s common stock was approved for trading on the OTCQB Marketplace, the middle tier of the OTC Marketplace. Thereafter, on March 22, 2019, the Company’s common stock was approved for trading on the OTCQX and commenced trading thereon.

The price of our common stock has been, and is likely to continue to be, volatile. For example, our stock price during the fiscal year ended March 31, 2026 traded as low as $6.50 and as high as $19.75 per share and during the fiscal year ended March 31, 2025, our stock price traded as low as $5.20 per share and as high as $16.00 per share. Fluctuations may be exaggerated since the trading volume is and would likely be volatile, limited, and sporadic. These fluctuations may or may not be based upon any business or operating results. We cannot assure you that your investment in our common stock will not decline.

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

Gail Offerman and Dave Offerman, our Chief Executive Officer, (the “Offerman Investors”) beneficially own approximately 44% of our common stock as of June 12, 2026, and will generally vote together as a single class on matters submitted to a vote of our shareholders. As a result, the Offerman Investors may exert substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. In addition, the Offerman Investors exercise significant influence over the operations of our Company because the Company has been a business led by the Offerman family for generations. These shareholders may make decisions that are adverse to your interests.

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

We are also impacted by changes in trade policy. We have observed significant shifts in U.S. trade policy that could impact our supply chain and our business. While imposition of certain tariffs have been temporarily paused, it is hard to predict the direction of future trade policy. Changes to current policies by the U.S. or other governments could affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with other countries. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. Market volatility and currency exchange rate fluctuations could have a material adverse effect on our business, financial condition, results of operations or cash flows. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s trading relationships.

A number of other economic and geopolitical factors both in the United States and abroad could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, such as:

●	a global or regional economic slowdown in any of the Company’s market segments;

●	postponement of spending, in response to tighter credit, financial market volatility and other factors;

●	effects of significant changes in economic, monetary and fiscal policies in the United States and abroad including significant income tax changes, currency fluctuations and inflationary pressures;

●	rapid material escalation of the cost of regulatory compliance and litigation;

●	changes in government policies and regulations affecting the Company or its significant customers or suppliers;

●	employment regulations and local labor conditions, including increases in employment costs;

●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;

●	longer payment cycles;

●	credit risks and other challenges in collecting accounts receivable; and

●	ongoing conflicts in Eastern Europe and the Middle East have impacted economic activity as well as the availability and price of raw materials and energy the effect of which on world markets is still to be determined.

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

We serve customers in the United States and abroad, with a sales presence in over 40 countries. Sales outside of the United States are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we sell our products could result in the disruption of commerce and negatively impact cash flows from our operations in those areas. Risks inherent in our international operations include, among others:

●	Pandemic-related uncertainties in the countries in which we operate;

●	Import and export regulations that could erode profit margins or restrict exports;

●	Foreign exchange controls and tax rates;

●	Foreign currency exchange rate fluctuations, including devaluations;

●	Changes in regional and local economic conditions, including local inflationary pressures;

●	Difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

●	Variations in protection of intellectual property and other legal rights;

●	Inability or regulatory limitations on our ability to move goods across borders;

●	Changes in laws and regulations, including the laws and policies of the United States affecting trade, tariffs and foreign investment;

●	Restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, trade wars, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

●	Unsettled political conditions and possible terrorist attacks against U.S. or other interests; and

●	Political tensions and armed conflict, such as the ongoing wars in Eastern Europe and Middle East.

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

Sales to customers located outside the U.S. accounted for approximately 5.8% and 5.7% of our revenue in the fiscal years ended March 31, 2026 and 2025, respectively. Any weakness in the domestic economy could result in a decrease in demand for consumer products that contain our products, which could materially and adversely affect our business. In addition, there is a risk that manufacturers in Asia and Europe may compete with us and replace us. The imposition by the U.S. of tariffs on goods imported from overseas, countermeasures imposed in response, U.S. export restrictions on sales of products to certain overseas countries and other government actions that restrict or otherwise adversely affect our ability to sell our products may have a material adverse impact on our business. In addition, we may be subject to rules and regulations or the jurisdiction of other governmental agencies that may adversely affect our rights and obligations. In the event of a dispute, we will likely be subject to the exclusive jurisdiction of foreign courts.

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

Approximately 63.2% and 65.7% of the Company’s net revenues for the fiscal years ended March 31, 2026 and 2025, respectively, came from sales to the defense market. The Company participates in a broad spectrum of defense programs. Accordingly, the Company’s sales are affected by changes in the defense budgets and policies of the U.S. government. A significant decline in U.S. government defense expenditures for programs in which we participate could have an adverse effect on the Company’s business, financial condition and results of operations. U.S. government expenditures are also subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products.

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

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, artificial intelligence related cyber-attacks, and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations or cause the release of highly sensitive confidential information.

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

The Company renewed its lease for its manufacturing facility located at 140 58th Street, Suite 8E, Brooklyn, New York on December 1, 2020, and entered into a 10-year lease agreement extension, running through November 30, 2030. The lease is approximately 20,400 square feet of space, of which it is estimated that 6,000 square feet are used as executive, sales and administrative offices and 14,400 square feet are used for its manufacturing, testing and plating operations. The basic minimum annual rental payments remaining on this lease is $1,508,049 as of March 31, 2026.

The Company entered into a lease on January 29, 2021 for a building at 200 Cascade Drive, Bldg. 2, Suite H, Allentown, Pennsylvania 18109 running through March 30, 2028. The lease is approximately 28,800 square feet of space, of which it is estimated that 4,800 square feet are used as executive and administrative offices and 24,000 square feet are used for its manufacturing and testing operations. The basic minimum annual rental payments remaining on this lease is $573,639 as of March 31, 2026.

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

Principal Market:

On February 20, 2026, the Company’s shares of common stock (the “common stock”) were elevated to, and commenced trading exclusively on, the OTCQX Marketplace (the “OTCQX”). The OTCQX is the highest tier of the OTC Marketplace. Immediately prior to February 20, 2026, the Company’s common stock had been trading on the newly structured OTCID Marketplace since July 1, 2025. For several decades the Company’s common stock had been traded on the OTC Pink Sheet Current Information tier of the OTC Marketplace where transactions were limited to the “Expert Market.

On March 17, 2017, the Company’s common stock was approved for trading on the OTCQB Marketplace, the middle tier of the OTC Marketplace. Thereafter, on March 22, 2019, the Company’s common stock was approved for trading on the OTCQX and commenced trading thereon.

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

	High Bid	Low Bid
Fiscal Year ended March 31, 2025
April 1, 2024 – June 30, 2024	$9.50	$5.20
July 1, 2024 – September 30, 2024	$9.90	$6.50
October 1, 2024 – December 31, 2024	$16.00	$7.95
January 1, 2025 – March 31, 2025	$11.25	$7.30

Fiscal Year ended March 31, 2026
April 1, 2025 – June 30, 2025	$11.00	$6.50
July 1, 2025 – September 30, 2025	$10.20	$7.50
October 1, 2025 – December 31, 2025	$11.20	$8.50
January 1, 2026 – March 31, 2026	$19.75	$9.35

Holders:

The number of record holders of the Company’s common stock as of June 12, 2026 was 151. Such number of record owners was determined from the Company’s shareholder records, and does not include the beneficial owners of the Company’s common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

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

Our customers consist of OEMs and distributors who resell our products to OEMs. We sell our products directly and through 17 independent sales representatives and distributors located in all regions of the United States, Canada, the European Union, Southeast Asia, Central Asia and the Middle East.

The customers we service are in the defense, aerospace, space, medical, oil and gas, industrial, test equipment and commercial electronics markets. We appear on the Military DLA Qualified Product Listing (“QPL”) MIL-DTL-55302 and supply customer requested modifications to this specification.

The customers we service by industry as a percentage of total revenue is provided below:

	For the Fiscal Years Ended March 31,
	2026	2025
Industry	%	%
Defense	63.2	65.7
Commercial Aerospace	25.2	19.9
Space	7.8	10.6
Other	3.8	3.8

We are exposed to and impacted by macroeconomic factors and federal state and local government policies. Current general economic conditions, including the current levels of inflation, increased energy costs and evolving tariff policies, have created uncertainties, resulting in market volatility. We have adopted particular measures to protect our employees at our manufacturing operations in Brooklyn, New York, and Allentown, Pennsylvania, and we expect to execute on our contracts through carefully designed arrangements.

Worldwide Supply Chain Disruptions

Worldwide supply chain disruptions, which were initially brought about by the impact of the COVID-19 pandemic, have persisted despite the recovery in the global economy and financial markets. The Company has experienced longer lead times for raw materials and has experienced raw material cost increases compared to prior fiscal years. These and other issues resulting from worldwide supply chain disruptions, including tariffs and the impact of trade policies from the current United States government administration, as well as the conflicts in Eastern Europe and the Middle East, are expected to continue into fiscal 2027 and could continue to have a material adverse effect on the Company’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

Critical Accounting Policies and Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, valuation of inventories, stock-based compensation expense and provision for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against deferred tax asset.

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

We provide engineering services as part of the relationship with our customers in developing the custom product. We are not obligated to provide such engineering service to our customers. We do not invoice our customers separately for these services.

We record a liability when receiving cash in advance of delivering goods or services to the customer. This liability is offset against the receivable recognized when those goods or services are delivered. Deposits from customers were $18,471 and $173,074, as of March 31, 2026 and 2025, respectively.

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

Accounting for Income Taxes

Our current provision for income taxes is based upon our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on taxable income of temporary and permanent differences resulting from different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible. Should management determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized in the Statement of Operations over the vesting term of the equity-based award. We chose the straight-line method of allocating compensation cost over the requisite service period of the related award in accordance with the authoritative guidance. When the terms of an equity-based award provide for immediate vesting, the fair value of the equity-based award is expensed immediately. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option, which, for options granted in fiscal 2026 and 2025, resulted in an expected term of approximately five years. We used our historical volatility to estimate expected volatility in fiscal 2026 and 2025. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding to the expected life of the options. The dividend yield is 0% based on the fact that we have no present intention to pay dividends. Determining some of these assumptions requires significant judgment and changes to these assumptions could result in a significant change to the calculation of stock-based compensation in future periods.

Results of Operations:

Annual Results of Operations

Comparison of the Years Ended March 31, 2026 and March 31, 2025:

The following table summarizes our results of operations for the fiscal years ended March 31, 2026 and March 31, 2025:

	For the Fiscal Years Ended March 31,		Period-to- Period
	2026	2025	Change
Revenue	$29,417,600	$28,783,861	$633,739

Operating expenses:
Cost of products sold	23,866,707	21,309,983	2,556,724
Selling, general and administrative	6,410,508	6,154,214	256,294
Depreciation and amortization	772,264	744,802	27,462
Total operating expenses	31,049,479	28,208,999	2,840,480
Operating (loss) income	(1,631,879)	574,862	(2,206,741)
Other income (expense):
Interest income (expense), net	292,349	425,291	(132,942)
Total other income (expense), net	292,349	425,291	(132,942)

(Loss) income before benefit from (provision for) income taxes	(1,339,530)	1,000,153	(2,339,683)
Benefit from (provision for) income taxes	42,746	(1,115)	43,861
Net (loss) income	$(1,296,784)	$999,038	$(2,295,822)

Revenue for the fiscal year ended March 31, 2026 was $29,417,600, reflecting an increase of $633,739, or 2.2%, as compared to $28,783,861 for the fiscal year ended March 31, 2025. The increase in revenues was primarily due to an increase in orders from commercial aerospace customers as the industry continues to navigate away from various production, labor and regulatory related challenges related to a major airplane producer. Our defense revenue remained mostly flat year over year as we continued to see strong demand in the sector offsetting a decline in revenue from space related programs.

Cost of products sold for the fiscal year ended March 31, 2026 was $23,866,707 reflecting an increase of $2,556,724, or 12.0%, as compared to $21,309,983 for the fiscal year ended March 31, 2025. The increase was principally attributable to increases in input costs, including gold, tariffs on imports of parts from Asia and Europe, higher than expected health insurance premiums on direct labor and increases in direct labor costs.

Selling, general and administrative expenses for the fiscal year ended March 31, 2026 was $6,410,508, reflecting an increase of $256,294, or 4.2%, as compared to $6,154,214 for the fiscal year ended March 31, 2025. The increase was principally due to an increase in legal fees associated with the dismissal of the motion against IEH by the SEC and due to hiring of additional sales personnel dedicated to foreign markets.

Depreciation and amortization for the fiscal year ended March 31, 2026 was $772,264, reflecting an increase of $27,462, or 3.7%, as compared to $744,802 for the fiscal year ended March 31, 2025. The increase was principally attributable to machinery purchased for the Allentown location in order to reduce reliance on foreign vendors for assembly parts and components. The Company continues to monitor fixed assets investment closely against a backdrop of bringing cost effective capabilities in-house for assembly parts.

Total interest income (expense), net for the fiscal year ended March 31, 2026 was $292,349, reflecting a decrease of $132,942, as compared to $425,291 for the fiscal year ended March 31, 2025. The decrease was primarily attributable to decrease in interest income earned on taxes prepaid for federal, state and municipal jurisdictions. Interest income earned on cash and cash equivalents remained relatively flat year over year.

The provision for income taxes for the fiscal year ended March 31, 2026, was a tax benefit of $42,746, as compared to a provision of $1,115 for the fiscal year ended March 31, 2025. The benefit for the fiscal year ended March 31, 2026 was principally attributable to adjustments to prior years’ federal, state and local income taxes. The provision for the fiscal year ended March 31, 2025 was due to a federal provision of $64,300, offset by an adjustment of $63,185 for state and local income taxes.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the fiscal year ended March 31, 2026, our primary sources of liquidity came from cash flows generated by operating activities and cash reserves. Based on our current plans and business conditions, we believe that existing cash and cash equivalents, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements in fiscal year 2027 and into fiscal year 2028, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and the conflicts in Eastern Europe and the Middle East, any economic uncertainty as a result of the current administration in the U.S. may result in significant disruption and volatility in the global financial markets, reducing our ability to access capital have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of March 31, 2026, our cash and cash equivalents balance was $9,647,698. For the fiscal year ended March 31, 2026, we recorded net loss of $1,296,784. As of March 31, 2026, we had working capital of $18,937,744.

Our principal source of liquidity is cash flows generated by operating activities and cash reserves.

Cash Flow Activities for the Year Ended March 31, 2026 Compared to the Year Ended March 31, 2025

The following table summarizes our cash flow activities for the fiscal years ended March 31, 2026 and March 31, 2025:

	For the Fiscal Years Ended March 31,		Period-to- Period
	2026	2025	Change

Cash flow (used in) provided by
Operating activities	$(631,130)	$4,883,619	$(5,514,749)
Investing activities	(953,094)	(532,364)	(420,730)
Financing activities	692,094	48,750	643,344
(Decrease) increase in cash and cash equivalents	$(892,130)	$4,400,005	$(5,292,135)

Net cash used in operating activities was $631,130 for the fiscal year ended March 31, 2026, as compared to net cash provided by operating activities of $4,883,619 for the fiscal year ended March 31, 2025. The increase in cash used in operating activities of $5,514,749 was primarily due to the increase in net loss of $2,295,822, increase in accounts receivable of $2,205,540, increase in corporate tax receivable of $1,040, 342, increase in inventory purchases of $1,371,313 offset by decrease in customer advance payments of $554,848 and decrease in accounts payable of $453,689.

Net cash used in investing activities was $953,094 for the fiscal year ended March 31, 2026, an increase of $420,730, as compared to use of $532,364 for the fiscal year ended March 31, 2025. The increase in cash used in investing activities during the fiscal year ended March 31, 2026 was primarily attributable to an increase in investments in machinery for assembly parts.

Net cash provided by financing activities was $692,094 for the fiscal year ended March 31, 2026, an increase of $643,344, as compared to $48,750 for the fiscal year ended March 31, 2025. This increase was attributable to financing proceeds received under our equipment line of credit facility and proceeds from the exercise of stock options.

Backlog of Orders

Our customers typically enter into supply arrangements for the purchase of our products which we will produce and deliver over time. On an as-needed basis, our customers place specific production orders, and these orders are generally filled and shipped within twelve weeks. Our backlog consists of supply arrangements where the anticipated unfulfilled shipping dates are within approximately twelve months. Because of the possibility of customer changes in delivery schedules or the cancellation of orders, our backlog as of any particular date may not be indicative of revenue in any future period. The backlog amounted to approximately $27,782,000 at March 31, 2026 as compared to $12,445,000 at March 31, 2025. The increase in total backlog as of March 31, 2026 compared with the previous year is primarily due to increase in defense orders as the Company sees strong growth in this sector in light of continuing geopolitical uncertainty and the continuing recovery in the commercial aerospace industry.

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

See our audited Financial Statements for the fiscal years ended March 31, 2026 and 2025 which follow Item 16 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026.

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

As of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting and disclosure controls and procedures were not effective based upon the identified material weakness noted above.

Management has been actively engaged in the planning for and implementation of remediation efforts to address the identified material weakness. The remediation plan includes improvements in the design and implementation of enhanced monitoring and user access and change management within the ITGC environment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

IEH CORPORATION

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of March 31, 2026, the executive officers and directors of the Company are as follows:

Name	Age	Office	Class
David Offerman	51	Chairman of the Board of Directors, President and Chief Executive Officer	II

Subrata Purkayastha	44	Chief Financial Officer and Treasurer

Allen Gottlieb	84	Director	II

Gerald E. Chafetz	82	Director	II

Eric C. Hugel	55	Director	I

Michael E. Rosenfeld	42	Director	I

John P. Spiezio	62	Director	I

Brian J. Glenn	46	Director	I

IEH’s Certificate of Incorporation provides that the directors of the Company are to be elected in two (2) classes; each class to be elected to a staggered two (2) year term and until their successors are duly elected and qualified. As of March 31, 2026, the Board of Directors consisted of seven (7) members divided into two (2) classes with four (4) Class I Members (Mr. Hugel, Mr. Spiezio, Mr. Rosenfeld and Mr. Glenn) and three (3) Class II Members (Mr. Offerman, Mr. Gottlieb and Mr. Chafetz).

The Company currently has two (2) executive officers: Mr. David Offerman, President and Chief Executive Officer, and Ms. Subrata Purkayastha, the Treasurer and Chief Financial Officer. All officers are selected by and serve at the discretion of the Board of Directors.

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

Allen Gottlieb. Mr. Gottlieb has been a board member since 1992. He has a BS from NYU in Accounting and Finance, and an LL.B. and JD from Brooklyn Law School. He currently operates his own firm specializing in Labor Relations and Human Resources consulting. He also has extensive entrepreneurial experience in manufacturing, distribution, logistics, and hospitality, in both domestic and international markets. The Board has determined that Mr. Gottlieb is an “independent director” in accordance with the OTCQX Market rules. The Company believes that his broad experience as well as his knowledge of IEH qualifies him to serve as a director of our Company.

Gerald Chafetz. Mr. Chafetz has been a member of the Company’s Board of Directors since 2009. He is President of GEC Enterprises, LLC since 2011. GEC Enterprises, LLC is a property management company headquartered in Boynton Beach, Florida. He was previously President of Capitol City Companies. Prior to founding Capitol City Companies, he had an extended 22-year executive career in the textile industry with several knitwear and high fashion manufacturers, including Arista Knitwear, Berwick Fashion Knitwear and Beged-or Knitwear. Mr. Chafetz graduated from the University of Hartford in 1965 with a Bachelor of Science degree in business. The Board has determined that Mr. Chafetz is an “independent director” in accordance with the OTCQX Market rules. We believe Mr. Chafetz’s expertise in executive management and manufacturing along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

Eric C. Hugel, CPA, CFA. Eric C. Hugel has been a member of IEH’s Board of Directors since July 15, 2016. Since May 2023, he has served as the Chief Financial Officer of Americraft Marine Group LLC, a company with the mission to support and strengthen the U.S. shipbuilding industry and infrastructure. From July 2014 to May 2023, Mr. Hugel served as the Co-Chief Executive Officer and Chief Financial Officer of Hugel Corporation, an online retailer. From March 2013 to February 2014, Mr. Hugel held the position of Senior Institutional Specialist in U.S. Fundamental Equity Research Analyst at McGraw Hill Financial – S&P Capital IQ providing investment advisory services. In particular he provided research and analysis in the U.S. aerospace and defense and industrial conglomerates sectors. From July 2002 through June 2012 he was a managing director at Stephens Inc. providing investment research and analytical services in the U.S. aerospace and defenses sectors. Mr. Hugel graduated from Lehigh University in 1993 with a Bachelor of Science in accounting. The Board has determined that Mr. Hugel is an “independent director” in accordance with the OTCQX Market rules. We believe Mr. Hugel’s expertise in manufacturing in the aerospace industry and finance along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

Michael E. Rosenfeld has been a member of the Company’s Board of Directors since 2018. He is a co-founder, Principal, and Chief Operating Officer at Olive Tree Holdings, a real estate investment firm headquartered in New York City specializing in the acquisition, management and transformation of multifamily communities across dynamically growing markets within the U.S. To date, the firm has amassed a lifetime portfolio value of $2 billion and has acquired and transformed over 17,000 units of workforce and affordable housing units across 9 states. During his tenure, the firm raised over $465 million of outside equity and was one of the fastest growing multifamily owners in the nation. Previously, Michael worked for 11 years as the Chief of Staff to the Founder/Chairman of a private family investment office with a $360 million commercial real estate portfolio comprised of over 1.5 million square feet from New York to Miami Beach. Mr. Rosenfeld received his Bachelor of Arts in Political Science from Emory University in 2006, and his Master of Business Administration (MBA) in Corporate Finance from the New York University Stern School of Business in 2016. The Board has determined that Mr. Rosenfeld is an “independent director” in accordance with the OTCQX Market rules. We believe Mr. Rosenfeld’s expertise in finance and accounting along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

John P. Spiezio, appointed to the Board of Directors on August 1, 2023, has extensive experience in the aerospace and defense industries. After studying Economics, Computer Science, and Mathematics at Marquette University, he returned to New York and began his 33-year career as the third-generation leader at Hicksville Machine Works, Inc. (“HMW”), a supplier to prime aerospace & defense contractors throughout North America and Europe as well as the Department of Defense directly. Over that time he gained extensive experience in operations, business development, and governance of a business operating in this specialized industry. After HMW was sold in 2019, Mr. Spiezio worked, from March 2019 to April 2021, for a private equity firm engaged in building a vertically integrated company that could produce and supply entire integrated systems to the aerospace and defense industries. Mr. Spiezio serves on the corporate boards of MicroMetl Corporation and GRC Reality. Mr. Spiezio is also currently the Chairman of ADDAPT, an industry group focused on defense and aerospace suppliers based in New York State. Mr. Spiezio possesses significant expertise about the aerospace and defense industries and the markets in which we compete and as a Board member will be able to provide us with the benefits of such knowledge. In addition, his extensive executive leadership qualities and knowledge strengthens the Board’s collective qualifications, skills and experience. The Board has determined that Mr. Spiezio is an “independent director” in accordance with the OTCQX Market rules.

Brian J. Glenn. Mr. Glenn was elected to the Board of Directors of the Company in October 2023 to fill a newly created directorship previously authorized by the Board. Mr. Glenn will serve an initial term expiring at the Company’s next annual meeting to be held and until his successor has been duly elected and qualified. Mr. Glenn currently serves as the Chief Investment Officer for Premier Path Wealth Partners, an independent SEC-registered investment advisory firm in Madison, New Jersey. Premier Path Wealth Partners manages more than $1.0 billion in assets on behalf of business owners, high net worth families, trusts, and charities. In 2018, Mr. Glenn founded Olcott Square Investment Partners, an investment firm with a focus on companies that demonstrate durable advantages and secular growth prospects. From 2008 to 2018, Mr. Glenn worked at W.R. Huff Asset Management, an investment firm that employed a rigorous, primary research process managing concentrated investment strategies across the capital structure, where he helped steer investments in public equities, high-yield bonds, and leveraged loans. Mr. Glenn graduated from the College of New Jersey with a Bachelor of Science in Business Administration and earned his Master in Business Administration from Massachusetts Institute of Technology’s Sloan School of Management. Mr. Glenn holds the designation of Chartered Financial Analyst and is a member of the CFA Society, New York. The Board has determined that Mr. Glenn is an “independent director” in accordance with the listing standards of the OTCQX Market rules. The Board appointed Mr. Glenn to the Audit Committee. He brings to our Board his experience in the capital markets and his background adds an important capability to the Board, and strengthens the Board’s collective qualifications, skills, and experience.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports filed with the SEC and of written representations by certain officers and directors, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis during the fiscal year ended March 31, 2026.

Director Independence; Meetings of Directors; Corporate Governance; Committees of the Board

Our Board of Directors currently consists of seven (7) individuals. Six (6) of our directors are “independent” as defined in the OTCQX Market rules. During the fiscal year ended March 31, 2026, our Board of Directors held four (4) meetings, the Audit Committee held four (4) meetings, and the Compensation Committee met on one (1) occasion,

During the fiscal year ended March 29, 2019, our Board of Directors approved the formation of an audit committee and a compensation committee, and each committee would initially have three (3) members consisting of independent directors. On October 11, 2023, the Board nominated the following directors to each such committee: (i) Audit Committee – Eric C. Hugel (Chair), John P. Spiezio and Brian J. Glenn; and (ii) Compensation Committee – Gerald Chafetz (Chair), Allen Gottlieb and Michael E. Rosenfeld. Each of these Board committees has a written charter approved by the Board of Directors.

For the fiscal year ended March 31, 2026, a general description of the duties of the committees were as follows:

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

During the fiscal year ended March 31, 2026, all of the members of our Audit Committee were “independent” within the definition of that term as provided by OTCQX rules.

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

Insider Trading Policies and Procedures. The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of such policies and procedures is incorporated by reference hereto as Exhibit 19.1.

Item 11.	Executive Compensation

The following table sets forth below the summary compensation paid or accrued by the Company during the fiscal years ended March 31, 2026 and March 31, 2025, respectively, for the Company’s Chief Executive Officer and Chief Financial Officer:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
David Offerman	2026	516,319	50,000	-	-	566,319
Chief Executive Officer, President	2025	491,745	50,000	141,500	-	683,245

Subrata Purkayastha	2026	262,493	30,000	-	-	292,493
Chief Financial Officer	2025	250,000	30,000	41,700	-	321,700

(1)	Amounts reported in this column reflect the base salaries earned during the applicable year.
(2)	Amounts reported in this column are related to the Cash Bonus Plan that was adopted in 1987.
(3)	Amounts reported represent the aggregate grant date fair value of stock options granted under the 2020 Equity Based Compensation Plan, computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 2 to our audited financial statements included in the Annual Report

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

During the term of his employment agreement, Mr. Offerman is also eligible to receive equity or performance awards pursuant to any long-term incentive compensation plan adopted by the Compensation Committee.

In the event of the termination of Mr. Offerman’s employment by the Company without “cause” or by him for “good reason”, as such terms are defined in his employment agreement, he would be entitled to: (a) a severance payment of 36 months of base salary; (b) continued participation in our health and welfare plans for up to 24 months; and (c) all accrued but unpaid compensation. Further, under the employment agreement, if within the three (3) year period of a “change in control” (as defined in the employment agreement) either Mr. Offerman’s employment is terminated, or his title, position or responsibilities are materially reduced and he terminates his employment, the Company shall pay and/or provide to him substantially the same compensation and benefits as if his termination was without “cause” or for “good reason”, subject to limitation to avoid the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) if such payments would constitute an “excess parachute payment” as defined in Section 280G of the Code. Pursuant to his employment agreement, Mr. Offerman is subject to customary confidentiality, non-solicitation of employees and non-competition obligations that survive the termination of such agreement.

Subrata Purkayastha – Employment Agreement

On October 26, 2023, the Company agreed to promote Subrata Purkayastha from interim Chief Financial Officer to permanent Chief Financial Officer and to execute a new employment agreement effective as of November 1, 2023. Her new employment agreement is substantially similar to her then existing employment agreement, dated as of June 1, 2023 except as follows: (i) the term of the new employment agreement shall be for three (3) years commencing November 1, 2023 and expiring October 31, 2026; (ii) her initial annual salary shall be $250,000 subject to such increases, if any, as determined by the Board of Directors, or if the Board so designates, the Compensation Committee of the Board.; and (iii) on October 26, 2023, she was granted 25,000 options to purchase the Company’s common stock at an exercise price of $8.00 per share.

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

Cash Bonus Plan

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan are made by the Company only when the Company is profitable for the fiscal year. Bonus expense recorded for each of the years ended March 31, 2026 and 2025 was $398,975 and $386,570, respectively. As of March 31, 2026, and 2025, the Company’s accrued bonus was $338,266 and $330,000, respectively. The Company paid the bonus amounts accrued as of March 31, 2026 and 2025 during June 2026 and June 2025, respectively.

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

Outstanding Equity Awards as of March 31, 2026

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of March 31, 2026.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
David Offerman	225,000	-	20.00	7/29/2029
	25,000	-	10.75	12/24/2034

Subrata Purkayastha	10,000	-	12.25	11/1/2031
	25,000	-	8.00	10/26/2033

Non-Employee Director Equity Awards

The following table sets forth certain information regarding outstanding equity awards granted to our non-employee directors that remain outstanding as of March 31, 2026.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date
Allen Gottlieb	5,000	-	$6.01	5/8/2033
	5,000	-	8.28	5/8/2035
Gerald E. Chafetz	5,000	-	6.01	5/8/2033
	5,000	-	8.28	5/8/2035
Eric C. Hugel	5,000	-	5.30	8/15/2026
	5,000	-	6.01	5/8/2033
	5,000	-	8.28	5/8/2035
Michael E. Rosenfeld	5,000	-	13.00	10/26/2028
	5,000	-	8.28	5/8/2035
John P. Spiezio	5,000	-	7.25	8/1/2033
	5,000	-	8.28	5/8/2035
Brian J. Glenn	5,000	-	8.00	10/11/2033
	5,000	-	8.28	5/8/2035

Non-Employee Director Compensation

The following table sets forth the compensation (cash and equity) received by our non-employee directors during the fiscal year ended March 31, 2026.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Allen Gottlieb	$17,500	$22,100	$39,600
Gerald E. Chafetz	20,000	22,100	42,100
Eric C. Hugel	20,000	22,100	42,100
Michael E. Rosenfeld	17,500	22,100	39,600
John P. Spiezio	17,500	22,100	39,600
Brian J. Glenn	17,500	22,100	39,600

(1)	Amounts reported represent the aggregate grant date fair value of stock options granted under the 2020 Equity Based Compensation Plan, computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 2 to our audited financial statements included in the Annual Report

Effective after March 31, 2023, non-executive directors were compensated through an annual director fee of $10,000, payable quarterly. Each director shall also receive an annual fee of $5,000 for service on each committee, payable quarterly. The chairman of each committee shall receive an additional annual fee of $2,500, payable quarterly. Effective after May 14, 2026, the board director fee was increased by $2,500 annually.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 12, 2026 with respect to: (i) the persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities; (ii) each Named Executive Officer and Director who owns common stock in the Company; and (iii) all Executive Officers and Directors as a group. As of June 12, 2026, there were 2,470,272 shares of common stock issued and outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Schedule 13G and Schedule 13G/A, Form 3s and Form 4s filed with the SEC by the named persons.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of June 12, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o IEH Corporation, 140 58th Street, Brooklyn, NY 11220.

Each of the shareholders listed has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise, subject to community property laws where applicable.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% Stockholders
David Offerman(1)	652,127	24.0%
Gail Offerman(2)	499,606	20.2%
Zeff Capital LP(3)	232,862	9.4%
Intelligent Fanatics Capital Management LLC(4)	104,147	4.2%
Directors and Named Executive Officers
David Offerman(1)	652,127	24.0%
Subrata Purkayastha(5)	35,000	1.4%
Gerald E. Chafetz(6)	10,000	*
Allen Gottlieb(7)	10,000	*
Michael E. Rosenfeld(8)	10,000	*
Eric Hugel(9)	15,000	*
John P. Spiezio(10)	10,000	*
Brian J. Glenn (11)	18,379	*
All executive officers and directors as a group (8 persons)	760,506	27.0%

*	Denotes ownership percentage of less than 1%.

All shares set forth above are owned directly by the named individual unless otherwise stated. The percentage ownership provided above is based upon 2,470,272 shares outstanding as of June 12, 2026.

(1)	Owns vested options to purchase 250,000 shares of common stock.

(2)	Based on the Company’s knowledge. The address of the principal business office of each of the reporting persons is 27110 Grand Central Parkway, APT. 10-V, Floral Park, NY 11005.

(3)	Based on a Schedule 13G dated January 4, 2022 filed by Zeff Capital, LP, Zeff Holding Company, LLC and Daniel Zeff. Each reporting person has shared voting and dispositive power with respect to 232,862 shares of common stock. The address of the principal business office of each of the reporting persons is 400 S. McCadden Pl., Los Angeles, CA 90020.

(4)	Based on a Schedule 13G dated August 29, 2025 filed by Intelligent Fanatics Capital Management LLC, IFCM MicroCap Fund LP and Ian J. Cassel. Each of the reporting persons has shared voting and dispositive power over 104,147 shares of common stock. The address of the principal office of each of the reporting persons is 350 Rumford Road Lititz, Pennsylvania 17543.

(5)	Owns vested options to purchase 35,000 shares of common stock.

(6)	Owns vested options to purchase 10,000 shares of common stock.

(7)	Owns vested options to purchase 10,000 shares of common stock.

(8)	Owns vested options to purchase 10,000 shares of common stock.

(9)	Owns vested options to purchase 15,000 shares of common stock.

(10)	Owns vested options to purchase 10,000 shares of common stock.

(11)	Mr. Glenn has sole ownership of 2,430 shares of common stock over which he has sole voting and investment power. Together with his spouse, Mr. Glenn has shared voting power and shared investment power over 2,876 shares of common stock. With respect to 3,073 shares of common stock Mr. Glenn has no voting power but has sole investment power. Mr. Glenn disclaims beneficial ownership of the foregoing 3,073 IEH shares of common stock. Mr. Glenn owns vested options to purchase 10,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information as of March 31, 2026, regarding shares of common stock that may be issued under the Company’s equity compensation plans (collectively, the “Equity Plan”). Information is included for both equity compensation plans approved by the Company’s shareholders and not approved by the Company’s shareholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	455,000	$14.65	505,000
Equity compensation plans not approved by security holders	-	-	-
Total	455,000	$14.65	505,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the employment terms for its executive officers as described elsewhere in this Annual Report on Form 10-K, and as described below, there have been no related party transactions that are required to be disclosed pursuant to Item 404. Messrs. Gottlieb, Chafetz, Hugel, Rosenfeld, Spiezio, and Glenn are deemed independent directors of the Company pursuant to the SEC rules and regulations.

Item 14.	Principal Accountant Fees and Services

On June 18, 2025, the Board of Directors engaged CBIZ CPAs P.C. (“CBIZ”) (PCAOB ID: 199) as the independent auditor of IEH for the fiscal year ended March 31, 2026.

Audit Fees. During the fiscal years ended March 31, 2026 and 2025, IEH audit fees were $266,750 and $372,045, respectively to CBIZ for fees related to the audit of the Company’s financial statements.

Audit Related Fees. During the fiscal years ended March 31, 2026 and 2025, respectively, $0 and $0 were paid.

Tax Fees. During the fiscal years ended March 31, 2026 and 2025, $17,000 and $15,965 were paid for tax related services, respectively.

All Other Fees. During the fiscal years ended March 31, 2026 and 2025, respectively, IEH did not pay any other fees for services to its independent auditor.

The Board of Directors has determined that the services provided by CBIZ and the fees paid to it for such services during the fiscal years ended March 31, 2026 and 2025, have not compromised the independence of CBIZ and have been approved by the Audit Committee.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1(†)	2011 Equity Incentive Plan (filed as Exhibit A to definitive Proxy Statement dated August 31, 2011).

10.2(†)	2020 Equity Stock Based Compensation Plan (filed as Annex A to definitive Proxy Statement dated November 23, 2020).

10.3(†)	Employment Agreement between the Company and Subrata Purkayastha dated as of November 1, 2023 and effective as of November 1, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023 and incorporated by reference herein).

10.4(†)	Employment Agreement between the Company and David Offerman dated as of December 24, 2024 and effective as of January 1, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2024 and incorporated by reference herein).

19.1	Insider trading policies and procedures (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on June 12, 2025).

21*	Subsidiaries of the Company

23.1*	Consent of CBIZ CPAs P.C.

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.

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
David Offerman
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: June 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Offerman	June 12, 2026
David Offerman,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Subrata Purkayastha	June 12, 2026
Subrata Purkayastha,
Chief Financial Officer (Principal Financial Officer)

/s/ Allen Gottlieb	June 12, 2026
Allen Gottlieb, Director

/s/ Gerald E. Chafetz	June 12, 2026
Gerald E. Chafetz, Director

/s/ Eric C. Hugel	June 12, 2026
Eric C. Hugel, Director

/s/ Michael E. Rosenfeld	June 12, 2026
Michael E. Rosenfeld, Director

/s/ John P. Spiezio	June 12, 2026
John P. Spiezio, Director

/s/ Brian J. Glenn	June 12, 2026
Brian J. Glenn, Director

IEH CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

IEH Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IEH Corporation (the “Company”) as of March 31, 2026 and 2025, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
June 12, 2026

IEH CORPORATION

BALANCE SHEETS

	As of March 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$9,647,698	$10,539,828
Accounts receivable, net	4,719,223	3,210,840
Inventories, net	6,809,722	7,265,347
Corporate income taxes receivable	467,994	813,413
Prepaid expenses and other current assets	440,905	201,160
Total current assets	22,085,542	22,030,588

Non-current assets:
Property, plant and equipment, net	3,309,007	3,128,177
Operating lease right-of-use assets	1,588,589	1,967,752
Security deposit	75,756	75,756
Total assets	$27,058,894	$27,202,273

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,426,067	$876,730
Customer advance payments	18,471	173,074
Operating lease liabilities	449,056	395,325
Equipment financing line of credit	256,257	-
Other current liabilities	997,947	801,245
Total current liabilities	3,147,798	2,246,374

Non-Current liabilities:
Operating lease liabilities, net of current	1,392,937	1,841,993
Equipment financing line of credit, net of current	159,667	-
Total liabilities	4,700,402	4,088,367

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,470,272 and 2,388,251 shares issued and outstanding at March 31, 2026 and March 31, 2025, respectively	24,703	23,883
Additional paid-in capital	8,821,894	8,281,344
Retained earnings	13,511,895	14,808,679
Total Stockholders’ Equity	22,358,492	23,113,906
Total Liabilities and Stockholders’ Equity	$27,058,894	$27,202,273

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended March 31,
	2026	2025

Revenue	$29,417,600	$28,783,861

Costs and expenses:
Cost of products sold	23,866,707	21,309,983
Selling, general and administrative	6,410,508	6,154,214
Depreciation and amortization	772,264	744,802
Total operating expenses	31,049,479	28,208,999

Operating (loss) income	(1,631,879)	574,862

Other income, net:
Interest income, net	292,349	425,291
Total other income, net	292,349	425,291

(Loss) income before benefit from (provision for) income taxes	(1,339,530)	1,000,153
Benefit from (provision for) income taxes	42,746	(1,115)
Net (loss) income	$(1,296,784)	$999,038

Net (loss) earnings per common share
Basic	$(0.53)	$0.42
Diluted	$(0.53)	$0.41

Weighted-average number of common and common equivalent shares:
Basic	2,424,216	2,381,824
Diluted	2,424,216	2,443,255

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances at April 1, 2024	2,380,251	$23,803	$7,966,074	$13,809,641	$21,799,518

Exercise of stock options	8,000	80	48,670	-	48,750

Stock-based compensation	-	-	266,600	-	266,600

Net income	-	-	-	999,038	999,038

Balances at March 31, 2025	2,388,251	$23,883	$8,281,344	$14,808,679	$23,113,906

Exercise of stock options	82,021	820	275,350	-	276,170

Stock-based compensation	-	-	265,200	-	265,200

Net loss	-	-	-	(1,296,784)	(1,296,784)

Balances at March 31, 2026	2,470,272	$24,703	$8,821,894	$13,511,895	$22,358,492

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION

STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(1,296,784)	$999,038
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	772,264	744,802
Stock-based compensation expense	265,200	266,600
Inventory obsolescence provision	297,763	(62,904)
Operating lease right-of-use assets	502,874	502,877

Changes in assets and liabilities:
Accounts receivable	(1,508,383)	697,157
Inventories	157,862	1,529,175
Corporate income taxes receivable	345,419	1,385,761
Prepaid expenses and other current assets	(239,745)	(7,442)
Accounts payable	549,337	95,648
Customer advance payments	(154,603)	(709,451)
Operating lease liabilities	(519,036)	(497,679)
Other current liabilities	196,702	(59,963)
Net cash (used in) provided by operating activities	(631,130)	4,883,619

Cash flows from investing activities:
Acquisition of property, plant and equipment	(953,094)	(532,364)
Net cash used in investing activities	(953,094)	(532,364)

Cash flows from financing activities:
Proceeds from equipment financing loan	415,924	-
Proceeds from exercise of stock options	276,170	48,750
Net cash provided by financing activities	692,094	48,750

Net (decrease) increase in cash and cash equivalents	(892,130)	4,400,005
Cash and cash equivalents - beginning of period	10,539,828	6,139,823
Cash and cash equivalents - end of period	$9,647,698	$10,539,828
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,509	$-
Income Taxes	$33,334	$99,269

The accompanying notes are an integral part of these financial statements.

IEH CORPORATION
Notes to Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

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

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition, continued

The Company’s disaggregated revenue by geographical location is as follows:

	For the Fiscal Years Ended March 31,
	2026	2025
Domestic	$27,704,583	$27,138,838
International	1,713,017	1,645,023
Total	$29,417,600	$28,783,861

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Fiscal Years Ended March 31,
	2026	2025
Industry	%	%
Defense	63.2	65.7
Commercial Aerospace	25.2	19.9
Space	7.8	10.6
Other	3.8	3.8
	100.0	100.0

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

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $1,008,261 and $710,498 as of March 31, 2026 and 2025, respectively, and was reflected as a reduction of inventory.

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

At times, the Company’s cash and cash equivalents in banks was in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any loss as a result of these deposits. The Company’s accounts receivable are derived from revenue earned from customers or invoices billed to customers that represent unconditional rights to payment. Our customers are located within the U.S. and internationally. The Company believes there is no material exposure to any significant credit risks related to its accounts receivable and has not experienced any material losses in such accounts.

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

Net (Loss) Income Per Share:

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

Basic and diluted net (loss) income per common share is calculated as follows:

	For the Fiscal Years Ended March 31,
	2026	2025

Net (loss) income	$(1,296,784)	$999,038

Net (loss) income per common share:
Basic	$(0.53)	$0.42
Diluted	$(0.53)	$0.41

Weighted average number of common shares outstanding – basic	2,424,216	2,381,824
Dilutive effect of options to the extent that such options are determined to be in the money for the period	-	61,431
Weighted average number of common shares outstanding – fully diluted	2,424,216	2,443,255

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Fiscal Years Ended March 31,
	2026	2025

Potentially dilutive options to purchase common shares	455,000	313,204

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Fair Value of Financial Instruments:

The carrying value of the Company’s financial instruments, consisting of accounts receivable and accounts payable, approximate their fair value due to the relatively short maturity of these instruments. The Company is exposed to credit risk through its cash and cash equivalents but mitigates this risk by keeping these deposits at major financial institutions.

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

Segment Information:

The Company identifies its operating segments in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 280, “Segment Reporting”. Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a combined basis for the purposes of allocating resources. Accordingly, the Company has determined it operates and manages its business in a single reportable operating segment.

The Company’s CODM reviews the segment net (loss) income that also is reported on the income statement as net (loss) income on a monthly basis, and reviews revenues by industry on a quarterly basis. The measure of segment assets is reported on the balance sheet as total assets.

Impairment of Long-Lived Assets:

The Company has adopted the provisions of ASC Topic 360, “Property, Plant and Equipment-Impairment or Disposal of Long Lived Assets,” and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. There were no long-lived asset impairments recognized by the Company for the fiscal years ended March 31, 2026 and 2025, respectively.

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

Fair value of the stock options granted during the fiscal years ended March 31, 2026 and 2025 were determined using the assumptions provided below.

	For the Fiscal Years Ended March 31,
	2026	2025
Weighted average stock price	$8.28	$7.47
Expected life (in years)	5.0	5.0
Expected volatility	57.9%	52.3%
Dividend yield	-%	-%
Weighted average risk-free interest rate, per annum	4.0%	4.6%

IEH CORPORATION
Notes to Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Standard Adopted:

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires disaggregated disclosures of federal and state income taxes paid. The Company adopted ASU 2023-09 in the fourth quarter of the year ended March 31, 2026 on a prospective basis. The adoption of this ASU had no material impact on the Company’s financial position, results of operations, or cash flows. Additional required disclosure has been included within Note 9 – Income Taxes.

Recent Accounting Standard Not Yet Adopted:

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

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of March 31,
	2026	2025
Raw materials	$6,456,795	$6,436,909
Work in progress	996,554	989,172
Finished goods	364,634	549,764
Allowance for obsolete inventory	(1,008,261)	(710,498)
	$6,809,722	$7,265,347

Note 4	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are as follows:

	As of March 31,
	2026	2025
Computers	$834,616	$697,206
Leasehold improvements	2,974,141	2,940,271
Machinery and equipment	9,016,604	8,534,831
Tools and dies	5,813,887	5,529,923
Furniture and fixtures	388,994	372,917
Website development cost	9,785	9,785
	$19,038,027	$18,084,933

Less: accumulated depreciation and amortization	(15,729,020)	(14,956,756)
Property, plant and equipment, net	$3,309,007	$3,128,177

Depreciation and amortization expense for the fiscal years ended March 31, 2026 and 2025 was $772,264 and $744,802, respectively.

IEH CORPORATION
Notes to Financial Statements

Note 5	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of March 31,
	2026	2025
Payroll and vacation accruals	$615,263	$687,961
Sales commissions	192,278	29,604
Other current liabilities	190,406	83,680
	$997,947	$801,245

Note 6	LEASES:

Under ASC Topic 842, “Leases”, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods and may include options to extend or terminate the lease term, when it is reasonably certain such options will be exercised.

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

Balance sheet information related to our leases is presented below:

		As of March 31,
	Balance Sheet Location	2026	2025
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$1,588,589	$1,967,752

Right-of-use liability, current	Operating lease liabilities	$449,056	$395,325

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$1,392,937	$1,841,993

The lease expense for the fiscal years ended March 31, 2026 and 2025 was $564,077 and $571,383, respectively. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

The basic minimum annual rental remaining on the leases is $2,081,688 as of March 31, 2026.

IEH CORPORATION
Notes to Financial Statements

Note 6	LEASES (Continued):

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of March 31,
	2026	2025
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	4.0	4.9

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s balance sheet as of March 31, 2026 was as follows:

For the fiscal year ended March 31:	Operating Lease Payments
2027	$547,460
2028	563,891
2029	408,429
2030	334,492
2031	227,416
Thereafter	-
Total gross operating lease payments	2,081,688
Less: imputed interest	(239,695)
Total lease liabilities, reflecting present value of future minimum lease payments	$1,841,993

Note 7	REVOLVING LINE OF CREDIT:

On August 26, 2025, the Company entered into a revolving line of credit agreement (“Revolving Line of Credit”) with JPMorgan Chase Bank, N.A. (“Chase Bank”) for up to $1.0 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.15%. The Revolving Line of Credit contains certain financial covenants, including a fixed charge coverage ratio (the “FCCR”) of at least 1.20, tested annually, and matures on July 31, 2026. As of March 31, 2026, the Company’s FCCR was below the covenant requirement. Effective for the fiscal year ended March 31, 2026, Chase Bank waived the covenant exception. As of March 31, 2026, there was no outstanding borrowing under the Revolving Line of Credit. The Revolving Line of Credit is collateralized by a first-priority security interest in all property of the Company.

Note 8	EQUIPMENT FINANCING LINE OF CREDIT:

On September 8, 2025, the Company entered into a $450,000 equipment financing arrangement with Chase Bank, bearing interest at a fixed rate of 5.51%, to be repaid over a 60-month period (“Equipment Financing Line of Credit”). The Equipment Financing Line of Credit is expected to be utilized to purchase machine tools for production. Funding is on an equipment project basis, and once a project is fully funded, the obligation for that project is to be repaid by the execution of term note payable to Chase Bank. The Equipment Financing Line of Credit contains certain financial covenants, consistent with the requirements under the Revolving Line of Credit. As of March 31, 2026, the Company’s FCCR was below the covenant requirement for the Equipment Financing Line of Credit. Effective for the fiscal year ended March 31, 2026, Chase Bank waived the covenant exception. As of March 31, 2026, the Company had an outstanding draw of $415,924, of which $256,257 is reflected within equipment financing line of credit on the balance sheet and $159,667 is reflected within equipment financing line of credit, net of current on the balance sheet. The borrowings under the Equipment Financing Line of Credit are collateralized by a first lien on the related equipment financed under the arrangement.

IEH CORPORATION
Notes to Financial Statements

Note 9	INCOME TAXES:

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

The provision (benefit) for income taxes consists of the following:

	For the Fiscal Years Ended March 31,
	2026	2025

Current:
Federal	$(42,010)	$64,300
State and local	(736)	(63,185)
Total current tax provision (benefit)	(42,746)	1,115

Deferred:
Federal	-	-
State and local	-	-
Total deferred tax expense	-	-

Total provision (benefit)	$(42,746)	$1,115

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	As of March 31,
	2026	2025
Deferred tax assets:
Net operating loss	$1,713,110	$1,416,684
Stock options	832,484	903,449
Operating right-of-use liability	444,981	519,058
Inventory	255,855	187,534
Capitalized research and development costs	167,957	241,761
Research and development tax credits	27,632	-
Deferred expenses	18,995	-
Total deferred tax assets	3,461,014	3,268,486
Valuation allowance	(2,666,961)	(2,319,591)
Deferred tax assets, net of valuation allowance	794,053	948,895

Deferred tax liabilities:
Depreciation	419,146	492,376
Operating right-of-use asset	374,907	456,519
Total deferred tax liabilities	794,053	948,895

Deferred tax asset (liability), net	$-	$-

The change in the Company’s valuation allowance is as follows:

	For the Fiscal Year Ended March 31,
	2026	2025

Beginning of year	$2,319,591	$2,537,690
Increase (decrease) in valuation allowance	347,370	(218,099)
End of year	$2,666,961	$2,319,591

IEH CORPORATION
Notes to Financial Statements

Note 9	INCOME TAXES (Continued):

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income before provision for income taxes is as follows:

	For the Fiscal Year Ended March 31, 2026

U.S. federal statutory rate	$(281,301)	21.0%
State taxes, net of federal benefit(a)	(736)	-%
Valuation allowance	302,384	(22.6)%
Research and development tax credit	(27,632)	2.1%
Nontaxable or nondeductible items
Stock-based compensation	(34,230)	2.6%
Home office and employee reimbursements	26,981	(2.0)%
Other
True-up of tax provision	(28,212)	2.1%
Effective tax rate	$(42,746)	3.2%

(a)	State and local taxes in California and Massachusetts comprise the majority of the state taxes, net of the federal benefit.

The reconciliation of the U.S federal income tax provision for the year ended March 31, 2026 above reflects the adoption of ASU 2023-09 in the fourth quarter of the fiscal year ended March 31, 2026, on a prospective basis. See Note 2, Summary of Significant Accounting Policies – Recent Accounting Standards Adopted, for additional information on the adoption of ASU 2023-09.

The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21.0% for the year ended March 31, 2025 to our provision for income taxes, as previously disclosed, prior to the adoption of ASU 2023-09, was as follows:

For the Fiscal Year Ended March 31, 2025

U.S. federal statutory rate	21.0%
State taxes, net of federal benefit	2.2%
Stock-based compensation	(0.1)%
Other	3.0%
True-up of tax provision	(4.2)%
Valuation allowance	(21.8)%
Effective tax rate	0.1%

For the year ended March 31, 2026, the Company’s effective tax rate was 3.2%, which consisted principally of a federal rate of 21%, the Company’s estimate of state taxes, net of federal benefit, of -%, research and development tax credit of 2.1%, a true-up of the tax provision of 2.1%, offset by an increase in the valuation allowance for the Company’s deferred tax assets of 22.6% at March 31, 2026.

For the year ended March 31, 2025, the Company’s effective tax rate was 0.1%, which consisted principally of a federal rate of 21%, the Company’s estimate of state taxes, net of federal benefit, of 2.2%, offset by a credit of (4.2%) for true-ups and a decrease (21.8%) in the valuation allowance for the Company’s deferred tax assets at March 31, 2025.

IEH CORPORATION
Notes to Financial Statements

Note 9	INCOME TAXES (Continued):

Income taxes paid, net of (refunds), are as follows:

For the Fiscal Year Ended March 31, 2026

Federal	$(396,010)
State and local	7,834
Total	$(388,176)

During the fiscal year ended March 31, 2026, income taxes paid, net of refunds was a net refund of $388,176. The refund of federal income taxes was principally attributable to the receipt of a refund in the amount of $418,000 related to the fiscal year ended March 31, 2024. State and local payments were principally attributable to payments to the state of Massachusetts.

As of March 31, 2026, for U.S. federal and state income tax reporting purposes, the Company has approximately $9,718,000 of unused net operating losses (“NOLs”) available for carry forward to future years. As a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”), for U.S. income tax purposes, NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely to offset future taxable income. The total amount of the Federal NOL as of March 31, 2026, may be carried forward indefinitely. The state and city NOLs may generally be carried forward for twenty years and may be applied against future taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur if the Company issues additional shares of common stock.

In July 2025, U.S tax legislation known as the “One Big Beautiful Act”, or OBBBA, was signed into law which makes permanent many of the tax provisions enacted in 2017 as part of the TCJA that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, including depreciation and timing for the deductibility of research and development expenses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material effect on the Company’s financial statements for the year ended March 31, 2026.

The Company remains subject to examination by tax authorities for fiscal tax years ended March 31, 2022 and later.

Based upon the Company’s recent taxable loss history, the Company performed an analysis and determined that a deferred tax asset valuation allowance of $2,666,961 and $2,319,591 was required for the fiscal years ended March 31, 2026 and 2025, respectively.

The Company has previously recorded liabilities for underpayment of income taxes and related interest and penalties for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. At March 31, 2026 the amount included in corporate income taxes receivable is a liability of 177,618, inclusive of penalties and interest totaling $72,644. This amount is unchanged from March 31, 2025.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2026 and 2025:

	For the Fiscal Year Ended March 31,
	2026	2025

Unrecognized tax benefits, beginning of year	$104,974	$104,974
Decreases of tax positions taken in prior years	-	-
Increases based on tax positions taken in current year	-	-
Unrecognized tax benefits, end of year	$104,974	$104,974

IEH CORPORATION
Notes to Financial Statements

Note 10	EQUITY INCENTIVE PLANS:

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the statement of operations. For the fiscal years ended March 31, 2026 and 2025, stock-based compensation expense was $265,200 and $266,600, respectively.

As of March 31, 2026, there was no unrecognized compensation expense related to unamortized stock options.

Stock option activity

The following table provides the stock option activity:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of March 31, 2025	564,217	$12.78	4.85	$335
Granted	60,000	8.28
Exercised	(122,217)	6.21
Forfeited or Expired	(47,000)	6.00
Balance as of March 31, 2026	455,000	$14.65	5.25	$2,203
Exercisable as of March 31, 2026	455,000	$14.65	5.25	$2,203

The weighted average grant date fair value per share was $4.42 and $3.81 for the fiscal years ended March 31, 2026 and 2025, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in-the-money options on those dates.

IEH CORPORATION
Notes to Financial Statements

Note 11	CASH BONUS PLAN:

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. Bonus expense recorded for each of the years ended March 31, 2026 and 2025 was $398,975 and $386,570, respectively. As of March 31, 2026 and 2025, the Company’s accrued bonus was $338,266 and $330,000, respectively. The Company paid the bonus amounts accrued as of March 31, 2026 and 2025 during June 2026 and June 2025, respectively.

Note 12	COMMITMENTS AND CONTINGENCIES:

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

Based upon the Multi-Employer Plan’s consulting actuary, as of January 1, 2025, the UAW Local 259 Pension Plan was greater than 100% funded for purposes of the Annual Certification of Plan Status under IRC Section 432. The total contributions charged to operations under the provisions of the Multi-Employer Plan were $28,583 and $34,179 for the fiscal years ended March 31, 2026 and 2025, respectively. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

The Company maintains a defined contribution benefit plan under section 401(k) of the Internal Revenue Code covering substantially all qualified employees of the Company, or the 401(k) Plan. Eligible employees are able to make contributions under the under the 401(k) Plan. The Company does not provide matching contributions.

IEH CORPORATION
Notes to Financial Statements

Note 13	CONCENTRATIONS:

During the fiscal year ended March 31, 2026, two customers accounted for 34.0% of the Company’s net sales, each represented 23.5% and 10.5%, respectively.

During the fiscal year ended March 31, 2025, two customers accounted for 31.9% of the Company’s net sales, each represented 17.8% and 14.1%, respectively.

As of March 31, 2026, one customer accounted for 19.7% of the Company’s accounts receivable.

As of March 31, 2025, one customer accounted for 12.0% of the Company’s accounts receivable.

During the fiscal year ended March 31, 2026, two vendors accounted for 28.5% of the Company’s purchases, each represented 17.8% and 10.7%, respectively.

During the fiscal year ended March 31, 2025 three vendors accounted for 34.0% of the Company’s purchases, each represented 11.7%, 11.2%, and 11.1%, respectively.

As of March 31, 2026, three vendors accounted for 43.0% of the Company’s accounts payable, each represented 17.6%, 14.8%, and 10.6%, respectively.

As of March 31, 2025, one vendor accounted for 12.0% of the Company’s accounts payable.

