Form 10-Q
period 2026-06-30
IEH Corp
filed 2026-08-07
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 2,477,749 shares of its common stock, par value $0.01 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Any statements contained in this report on Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “estimates,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future financial events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve risks and uncertainties described under “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report on Form 10-Q, and as set forth in Part 1, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 12, 2026. Forward-looking statements may include statements related to, among other things: macroeconomic factors, including inflationary pressures, supply shortages and recessionary pressures; impact of tariff ruling by the U.S. Supreme Court on sourcing of raw materials; accounting estimates and assumptions; pricing pressures on our products caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to operate our accounting systems effectively; our ability to protect our intellectual property; and our ability to attract and retain key employees. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. Our actual results may differ materially from those projected in forward-looking statements, as they will depend on many factors about which we are unsure, including many factors beyond our control.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	June 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,360,045	$9,647,698
Accounts receivable, net	5,253,111	4,719,223
Inventories, net	7,699,931	6,809,722
Corporate income taxes receivable	336,794	467,994
Prepaid expenses and other current assets	253,707	440,905
Total current assets	22,903,588	22,085,542

Non-current assets:
Property, plant and equipment, net	3,161,173	3,309,007
Operating lease right-of-use assets	1,489,962	1,588,589
Security deposit	75,756	75,756
Total assets	$27,630,479	$27,058,894

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$959,093	$1,426,067
Customer advance payments	248,279	18,471
Operating lease liabilities	459,893	449,056
Equipment financing line of credit	76,370	256,257
Other current liabilities	753,840	997,947
Total current liabilities	2,497,475	3,147,798

Non-Current liabilities:
Operating lease liabilities, net of current	1,274,266	1,392,937
Equipment financing line of credit, net of current	324,280	159,667
Total liabilities	4,096,021	4,700,402

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,474,034 and 2,470,272 shares issued and outstanding at June 30,2026 and March 31, 2026, respectively	24,741	24,703
Additional paid-in capital	9,343,356	8,821,894
Retained earnings	14,166,361	13,511,895
Total Stockholders’ Equity	23,534,458	22,358,492
Total Liabilities and Stockholders’ Equity	$27,630,479	$27,058,894

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2026	2025

Revenue	$10,021,446	$6,308,155

Operating expenses:
Cost of products sold	6,704,857	5,178,851
Selling, general and administrative	2,444,337	1,693,938
Depreciation and amortization	207,450	190,672
Total operating expenses	9,356,644	7,063,461

Operating income (loss)	664,802	(755,306)

Other income, net:
Interest income, net	53,868	100,688
Total other income, net	53,868	100,688

Income (loss) before provision for income taxes	718,670	(654,618)
Provision for income taxes	(64,204)	-
Net income (loss)	$654,466	$(654,618)

Net income (loss) per common share:
Basic	$0.26	$(0.27)
Diluted	$0.25	$(0.27)

Weighted-average number of common and common equivalent shares:
Basic	2,470,313	2,390,581
Diluted	2,589,722	2,390,581

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2025	2,388,251	$23,883	$8,281,344	$14,808,679	$23,113,906

Stock-based compensation	-	-	265,200	-	265,200

Exercise of stock options	43,027	430	156,070	-	156,500

Net loss	-	-	-	(654,618)	(654,618)
Balance at June 30, 2025	2,431,278	$24,313	$8,702,614	$14,154,061	$22,880,988

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2026	2,470,272	$24,703	$8,821,894	$13,511,895	$22,358,492

Stock-based compensation	-	-	521,500	-	521,500

Exercise of stock options	3,762	38	(38)	-	-

Net income	-	-	-	654,466	654,466
Balance at June 30, 2026	2,474,034	$24,741	$9,343,356	$14,166,361	$23,534,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$654,466	$(654,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	207,450	190,672
Stock-based compensation expense	521,500	265,200
Inventory obsolescence provision	75,000	50,000
Operating lease right-of-use assets	125,718	125,719

Changes in assets and liabilities:
Accounts receivable	(533,888)	(379,967)
Inventories	(965,209)	(284,759)
Corporate income taxes receivable	131,200	417,998
Prepaid expenses and other current assets	187,198	13,283
Accounts payable	(466,974)	279,777
Customer advance payments	229,808	(102,764)
Operating lease liabilities	(134,925)	(126,315)
Other current liabilities	(244,107)	(218,250)
Net cash used in operating activities	(212,763)	(424,024)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(59,616)	(17,299)
Net cash used in investing activities	(59,616)	(17,299)

Cash flows from financing activities:
Repayment of equipment financing loan	(15,274)	-
Proceeds from exercise of stock options	-	156,500
Net cash (used in) provided by financing activities	(15,274)	156,500

Net decrease in cash and cash equivalents	(287,653)	(284,823)
Cash and cash equivalents - beginning of period	9,647,698	10,539,828
Cash and cash equivalents - end of period	$9,360,045	$10,255,005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,767	$-
Income Taxes	$8,004	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

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

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of June 30, 2026 and for the three months ended June 30, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”), and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on June 12, 2026. The balance sheet as of March 31, 2026 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2026 and March 31, 2026 and its results of operations for the three months ended June 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2027, or any other interim period or future year or period.

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended June 30,
	2026	2025

Domestic	$9,497,403	$5,696,607
International	524,043	611,548
Total	$10,021,446	$6,308,155

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended June 30,
	2026	2025
Industry	%	%
Defense	75.5	55.6
Commercial Aerospace	19.7	35.1
Space	1.7	4.9
Other	3.1	4.4
	100.0	100.0

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $1,083,261 and $1,008,261 as of June 30, 2026 and March 31, 2026, respectively, and was reflected as a reduction of inventory.

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

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net Income (Loss) Per Share – Continued

Basic and diluted net income (loss) per common share is calculated as follows:

	For the Three Months Ended June 30,
	2026	2025

Net income (loss)	$654,466	$(654,618)

Net income (loss) per common share:
Basic	$0.26	$(0.27)
Diluted	$0.25	$(0.27)

Weighted average number of common shares outstanding- basic	2,470,313	2,390,581
Dilutive effect of options to the extent that such options are determined to be in the money for the period	119,409	-
Weighted average number of common shares outstanding-fully diluted	2,589,722	2,390,581

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended June 30,
	2026	2025
Potentially dilutive options to purchase common shares	248,891	505,000

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

Depreciation and Amortization

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended June 30, 2026 and 2025 was $207,450 and $190,672, respectively.

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

The Company determined the fair value of the stock option grants based upon the assumptions as provided below.

	For the Three Months Ended June 30,
	2026	2025
Weighted average stock price	$18.05	$8.28
Expected life (in years)	5.0	5.0
Expected volatility	64.7%	57.9%
Dividend yield	-%	-%
Weighted average risk-free interest rate, per annum	4.1%	4.0%

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Standard Not Yet Adopted:

In November 2024, the FASB issued ASU 2024-03, – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will evaluate the full extent of the adoption of ASU 2024-03, but believes it will not have a material impact on its financial statements and disclosures

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of
	June 30, 2026	March 31, 2026
Raw materials	$6,885,419	$6,456,795
Work in progress	1,685,318	996,554
Finished goods	212,455	364,634
Allowance for obsolete inventory	(1,083,261)	(1,008,261)
	$7,699,931	$6,809,722

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 4	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	June 30, 2026	March 31, 2026
Payroll and vacation accruals	$413,657	$615,263
Sales commissions	192,659	192,278
Other current liabilities	147,524	190,406
	$753,840	$997,947

Note 5	LEASES:

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

Balance sheet information related to our leases is presented below:

		As of
	Balance Sheet Location	June 30, 2026	March 31, 2026
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$1,489,962	$1,588,589

Right-of-use liability, current	Operating lease liabilities	$459,893	$449,056

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$1,274,266	$1,392,937

The lease expense for the three months ended June 30, 2026 and 2025 was $151,498 and $134,037, respectively, which was included in costs of product sold on the Company’s condensed statements of operations. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 5	LEASES (Continued):

The basic minimum annual rental payments remaining on these leases was $1,946,764 as of June 30, 2026.

 The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	June 30, 2026	March 31, 2026
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	3.8	4.0

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of June 30, 2026 was as follows:

For the years ended March 31,	Operating Lease Payments
(Nine months ending) March 31, 2027	$412,536
2028	563,891
2029	408,429
2030	334,492
2031	227,416
Thereafter	-
Total gross operating lease payments	1,946,764
Less: imputed interest	(212,605)
Total lease liabilities, reflecting present value of future minimum lease payments	$1,734,159

Note 6	REVOLVING LINE OF CREDIT:

On August 26, 2025, the Company entered into a revolving line of credit agreement (“Revolving Line of Credit”) with JPMorgan Chase Bank, N.A. (“Chase Bank”) for up to $1.0 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.15%. The Revolving Line of Credit contains certain financial covenants, including a fixed charge coverage ratio (the “FCCR”) of at least 1.20, tested annually, and matures on July 31, 2026. As of March 31, 2026, the Company’s FCCR was below the covenant requirement. Effective for the fiscal year ended March 31, 2026, Chase Bank waived the covenant exception. As of June 30, 2026, there was no outstanding borrowing under the Revolving Line of Credit. The Revolving Line of Credit is collateralized by a first-priority security interest in all property of the Company.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 7	EQUIPMENT FINANCING LINE OF CREDIT:

On September 8, 2025, the Company entered into a $450,000 equipment financing arrangement with Chase Bank, bearing interest at a fixed rate of 5.51%, to be repaid over a 60-month period (“Equipment Financing Line of Credit”). The Equipment Financing Line of Credit is expected to be utilized to purchase machine tools for production. Funding is on an equipment project basis, and once a project is fully funded, the obligation for that project is to be repaid by the execution of term note payable to Chase Bank. The Equipment Financing Line of Credit contains certain financial covenants, teste annually, consistent with the requirements under the Revolving Line of Credit. As of March 31, 2026, the Company’s FCCR was below the covenant requirement for the Equipment Financing Line of Credit. Effective for the fiscal year ended March 31, 2026, Chase Bank waived the covenant exception. As of June 30, 2026 and March 31, 2026, the Company had an outstanding draw of $400,650 and $415,924, respectively, of which $76,370 and $256,257, respectively is reflected within equipment financing line of credit on the balance sheet and $324,280 and $159,667, respectively is reflected within equipment financing line of credit, net of current on the balance sheet. The borrowings under the Equipment Financing Line of Credit are collateralized by a first lien on the related equipment financed under the arrangement.

Note 8	INCOME TAXES:

The effective income tax rate for the three months ended June 30, 2026 and 2025 was a provision of 9.0% on income before provision for income taxes of $718,670and a provision of 0% on a loss before provision for income taxes of $654,618, respectively. The effective income tax rate for the three months ended June 30, 2026 was less than the statutory rate, due principally to the utilization of net operating loss and general business tax credits carryforwards, as well as the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes of $0 for the three months ended June 30, 2025 was principally attributable to the loss before provision for income taxes and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net.

The Company has previously recorded liabilities for underpayment of income taxes and related interest and penalties for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. At June 30, 2026, the amount included in corporate income taxes receivable is a liability of $177,618, inclusive of penalties and interest. This amount is unchanged from March 31, 2026.

The One Big Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that may impact the Company relate to the timing of certain tax deductions including depreciation expense, research and development expenditures and interest expense. Based upon the Company’s preliminary analysis, we do not anticipate a material effect on the financial statements for the fiscal year ending March 31, 2027.

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended June 30, 2026 and 2025, stock-based compensation expense was $521,500 and $265,200, respectively.

As of June 30, 2026, there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 9	EQUITY INCENTIVE PLANS (Continued):

Stock-based compensation expense - Continued

The following table provides the stock option activity for the three months ended June 30, 2026:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 1, 2026	455,000	$14.65	5.25	$2,203
Granted	50,000	18.05
Exercised	(5,000)	5.30
Forfeited or Expired	-	-
Balance as of June 30, 2026	500,000	$15.09	5.53	$3,656
Exercisable as of June 30, 2026	500,000	$15.09	5.53	$3,656

The weighted average grant date fair value per share was $10.43 and $4.42 for the three months ended June 30, 2026 and 2025, respectively.

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. As of June 30, 2026, and March 31, 2026, the Company’s accrued bonus was $110,484 and $338,266 respectively, which is included in other current liabilities on the accompanying condensed balance sheets. Bonus expense recorded for the three months ended June 30, 2026 and 2025 was $107,228 and $94,363, respectively.

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

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $7,018 and $8,185 for the three months ended June 30, 2026 and 2025, and were reflected within cost of products sold included in the condensed statements of operations. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

Note 12	CONCENTRATIONS:

During the three months ended June 30, 2026, two customers accounted for 46.1% of the Company’s net sales, each represented 34.3% and 11.8%, respectively. During the three months ended June 30, 2025, two customers accounted for 35.7% of the Company’s net sales, each represented 18.9% and 16.8%, respectively.

As of June 30, 2026, two customers accounted for 37.5% of accounts receivable, each represented 20.6% and 16.9%, respectively. As of March 31, 2026, one customer accounted for 19.7% of the Company’s accounts receivable.

During the three months ended June 30, 2026, two vendors accounted for 34.2% of the Company’s purchases, each represented 21.4% and 12.8%, respectively. During the three months ended June 30, 2025, two vendors accounted for 28.7% of the Company’s purchases, each represented 16.2% and 12.5%, respectively.

As of June 30, 2026, three vendors accounted for 36.2% of accounts payable, each represented 14.6%, 11.0%, 10.6%, respectively. As of March 31, 2026, three vendors accounted for 43.0% of the Company’s accounts payable, each represented 17.6%, 14.8%, and 10.6%, respectively.

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

The following discussion and analysis should be read in conjunction with our condensed financial statements and related footnotes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which provide additional information concerning the Company’s financial activities and condition.

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

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended June 30,
	2026	2025

Domestic	$9,497,403	$5,696,607
International	524,043	611,548
Total	$10,021,446	$6,308,155

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

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. It is important that the discussion of our operating results that follow be read in conjunction with these critical accounting policies which have been disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the SEC on June 12, 2026.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		Period-to- Period
	2026	2025	Change

Revenue	$10,021,446	$6,308,155	$3,713,291

Operating expenses:
Cost of products sold	6,704,857	5,178,851	1,526,006
Selling, general and administrative	2,444,337	1,693,938	750,399
Depreciation and amortization	207,450	190,672	16,778
Total operating expenses	9,356,644	7,063,461	2,293,183
Operating income (loss)	664,802	(755,306)	1,420,108
Other income, net:
Interest income, net	53,868	100,688	(46,820)
Total other income, net	53,868	100,688	(46,820)

Income (loss) before provision for income taxes	718,670	(654,618)	1,373,288
Provision for income taxes	(64,204)	-	(64,204)
Net income (loss)	$654,466	$(654,618)	$1,309,084

Revenue for the three months ended June 30, 2026 was $10,021,446, reflecting an increase of $3,713,291, or 58.9%, as compared to $6,308,155 for the three months ended June 30, 2025. The increase in revenue for the period was principally on account of a 116% increase in defense revenues as we continue to witness unprecedented level of demand for parts in this industry. Our quarter over quarter commercial aerospace revenues decreased 11% driven principally by changes in customer delivery schedules, however we continue to see robust demand from the commercial aerospace sector as well.

Cost of products sold for the three months ended June 30, 2026 was $6,704,857, reflecting an increase of $1,526,006, or 29.5%, as compared to $5,178,851 for the three months ended June 30, 2025. The increase in our cost of products sold is attributable to the increase in revenue offset by more effective absorption of overhead in production on account of the increase in units sold and steady decrease in the cost of gold.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2026 was $2,444,337, reflecting an increase of $750,399, or 44.3%, as compared to $1,693,938 for the three months ended June 30, 2025. The increase was primarily attributable to an increase in stock compensation expense of $256,300 for stock options granted to employees and an increase in commission of $127,182 driven by increases in revenue. SG&A as a percentage of revenue has declined to 24% from 27% quarter over quarter.

Depreciation and amortization for the three months ended June 30, 2026 was $207,450, reflecting an increase of $16,778, or 8.8%, as compared to $190,672 for the three months ended June 30, 2025, reflecting additional investments in machinery.

Total other income, net for the three months ended June 30, 2026 was income of $53,868, reflecting a decrease of $46,820, as compared to income of $100,688 for the three months ended June 30, 2025. The decrease was principally attributable to a decrease in interest income earned on our cash and cash equivalents.

Provision for income taxes was $64,204 and $0 for the three months ended June 30, 2026 and 2025. The provision for income taxes for the three months ended June 30, 2026 was principally attributable to the utilization of net operating loss and general business credit carryforwards to offset taxable income and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net. The provision for income taxes for the three months ended June 30, 2025 was principally attributable to the loss before provision for income taxes incurred for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the three months ended June 30, 2026, our primary source of liquidity came from existing cash. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements in fiscal year 2027 and into fiscal year 2028, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into additional credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and the conflicts in Eastern Europe and the Middle East, may result in significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of June 30, 2026, and March 31, 2026, the Company’s cash and cash equivalents was $9,360,045 and $9,647,698, respectively. The Company has recorded net income of $654,466 and net loss of $654,618 for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, and March 31, 2026, the Company had working capital of $20,406,113 and $ 18,937,744 and stockholders’ equity of $23,534,458and $22,358,492, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following table summarizes our sources and uses of cash for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		Period-to- Period
	2026	2025	Change
Net cash used in provided by:
Operating activities	$(212,763)	$(424,024)	$211,261
Investing activities	(59,616)	(17,299)	(42,317)
Financing activities	$(15,274)	$156,500	$(171,774)
Net (decrease) increase in cash	$(287,653)	$(284,823)	$(2,830)

Net cash used in operating activities was $212,763 for the three months ended June 30, 2026, compared to $424,024 for the three months ended June 30, 2025. The period over period decrease in cash used in operating activities of $211,261 was primarily due to $1,309,084 increase in net income and $332,572 increase in customer advance payments offset by $153,921 increase in accounts receivable, $680,450 increase in inventory purchases, decrease in corporate tax receivable of $286,798 and decrease in accounts payable of $746,751.

Net cash used in investing activities was $59,616 and $17,299 for the three months ended June 30, 2026 and 2025, respectively. The increase in cash used in investing activities during the three months ended June 30, 2026 was principally due to increase in purchases of machinery to reduce reliance on foreign vendors for input materials.

Net cash used in financing activities was $15,274 for the three months ended June 30, 2026 and net cash provided by financing activities was $156,500 for the three months ended June 30, 2025, respectively. The use of cash during the three months ended June 30, 2026 was attributable to repayments under the equipment loan. The cash provided during the three months ended June 30, 2025 was attributable proceeds from the exercise of stock options received in June 2025 compared to cashless stock options exercised during the quarter ended June 30, 2026.

Revolving Line of Credit

On August 26, 2025, the Company entered into a revolving line of credit agreement (“Revolving Line of Credit”) with JPMorgan Chase Bank, N.A. (“Chase Bank”) for up to $1.0 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.15%. The Revolving Line of Credit contains certain financial covenants, including a fixed charge coverage ratio (the “FCCR”) of at least 1.20, tested annually, and matures on July 31, 2026. As of March 31, 2026, the Company’s FCCR was below the covenant requirement. Effective for the fiscal year ended March 31, 2026, Chase Bank waived the covenant exception. As of June 30, 2026, there was no outstanding borrowing under the Revolving Line of Credit. The Revolving Line of Credit is collateralized by a first-priority security interest in all property of the Company.

Equipment Financing Line of Credit

On September 8, 2025, the Company entered into a $450,000 equipment financing arrangement with Chase Bank, bearing interest at a fixed rate of 5.51%, to be repaid over a 60-month period (“Equipment Financing Line of Credit”). The Equipment Financing Line of Credit is expected to be utilized to purchase machine tools for production. Funding is on an equipment project basis, and once a project is fully funded, the obligation for that project is to be repaid by the execution of term note payable to Chase Bank. The Equipment Financing Line of Credit contains certain financial covenants, tested annually, consistent with the requirements under the Revolving Line of Credit. As of March 31, 2026, the Company’s FCCR was below the covenant requirement for the Equipment Financing Line of Credit. Effective for the fiscal year ended March 31, 2026, Chase Bank waived the covenant exception. As of June 30, 2026 and March 31, 2026, the Company had an outstanding draw of $400,650 and $415,924, respectively, of which $76,370 and $256,257, respectively is reflected within equipment financing line of credit on the balance sheet and $324,280 and $159,667, respectively is reflected within equipment financing line of credit, net of current on the balance sheet. The borrowings under the Equipment Financing Line of Credit are collateralized by a first lien on the related equipment financed under the arrangement.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $38,561,000 on June 30, 2026 as compared to approximately $13,023,000 on June 30, 2025. The orders in backlog on June 30, 2026 are expected to ship over the next 6 - 24 months depending on customer requirements and product availability.

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

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026.

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

As of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting and disclosure controls and procedures were not effective based upon the identified material weakness noted above.

Management is been actively engaged in the planning for and implementation of remediation efforts to address the identified material weakness. The remediation plan includes improvements in the design and implementation of enhanced monitoring and user access and change management within the ITGC environment.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on June 12, 2026, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on June 22, 2023 - Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1(†)	2011 Equity Incentive Plan (filed as Exhibit A to definitive Proxy Statement dated August 31, 2011).

10.2(†)	2020 Equity Stock Based Compensation Plan (filed as Annex A to definitive Proxy Statement dated November 23, 2020).

10.3(†)	Employment Agreement between the Company and Subrata Purkayastha dated as of November 1, 2023 and effective as of November 1, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023 and incorporated by reference herein).

10.4(†)	Executive Employment Agreement, effective as of January 1, 2025, by and between the Registrant and David Offerman (filed as Exhibit 10.1 on December 31, 2024 - Current Report on Form 8-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEH CORPORATION

Dated: August 7, 2026	By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Subrata Purkayastha
Subrata Purkayastha, Chief Financial Officer
(Principal Financial Officer)

