Form 10-Q
period 2026-09-30
IEH Corp
filed 2026-11-12
CIK 50292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 2,494,696 shares of its common stock, par value $0.01 per share, outstanding.

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

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IEH CORPORATION

CONDENSED BALANCE SHEETS

	As of
	September 30, 2026	March 31, 2026
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,003,700	$9,647,698
Restricted cash and cash equivalents	1,000,000	-
Accounts receivable, net	6,405,635	4,719,223
Inventories, net	8,175,984	6,809,722
Corporate income taxes receivable	148,260	467,994
Prepaid expenses and other current assets	661,096	440,905
Total current assets	25,394,675	22,085,542

Non-current assets:
Property, plant and equipment, net	3,044,845	3,309,007
Operating lease right-of-use assets	1,389,707	1,588,589
Deferred income tax assets, net	485,068	-
Security deposit	75,756	75,756
Total assets	$30,390,051	$27,058,894

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,610,004	$1,426,067
Customer advance payments	930,976	18,471
Operating lease liabilities	470,930	449,056
Equipment financing line of credit	77,450	256,257
Other current liabilities	915,677	997,947
Total current liabilities	4,005,037	3,147,798

Non-Current liabilities:
Operating lease liabilities, net of current	1,152,584	1,392,937
Equipment financing line of credit, net of current	304,508	159,667
Total liabilities	5,462,129	4,700,402

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common Stock, $0.01 par value; 10,000,000 shares authorized; 2,487,454 and 2,470,272 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively	24,875	24,703
Additional paid-in capital	9,373,272	8,821,894
Retained earnings	15,529,775	13,511,895
Total Stockholders’ Equity	24,927,922	22,358,492
Total Liabilities and Stockholders’ Equity	$30,390,051	$27,058,894

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025

Revenue	$10,700,084	$7,077,592	$20,721,530	$13,385,747

Operating expenses:
Cost of products sold	7,672,605	5,459,638	14,377,462	10,638,489
Selling, general and administrative	1,772,555	1,536,041	4,216,892	3,229,979
Depreciation and amortization	208,428	186,293	415,878	376,965
Total operating expenses	9,653,588	7,181,972	19,010,232	14,245,433

Operating income (loss)	1,046,496	(104,380)	1,711,298	(859,686)

Other income, net:
Interest income, net	54,809	77,519	108,677	178,207
Total other income, net	54,809	77,519	108,677	178,207

Income (loss) before benefit from income taxes	1,101,305	(26,861)	1,819,975	(681,479)
Benefit from income taxes	262,109	-	197,905	-
Net income (loss)	$1,363,414	$(26,861)	$2,017,880	$(681,479)

Net income (loss) per common share:
Basic	$0.55	$(0.01)	$0.81	$(0.28)
Diluted	$0.51	$(0.01)	$0.76	$(0.28)

Weighted-average number of common and common equivalent shares:
Basic	2,484,250	2,431,278	2,477,320	2,411,041
Diluted	2,694,186	2,431,278	2,642,902	2,411,041

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2025	2,388,251	$23,883	$8,281,344	$14,808,679	$23,113,906

Stock-based compensation	-	-	265,200	-	265,200

Exercise of stock options	43,027	430	156,070	-	156,500

Net loss	-	-	-	(654,618)	(654,618)

Balance at June 30, 2025	2,431,278	$24,313	$8,702,614	$14,154,061	$22,880,988

Net loss	-	-	-	(26,861)	(26,861)

Balance at September 30, 2025	2,431,278	$24,313	$8,702,614	$14,127,200	$22,854,127

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at March 31, 2026	2,470,272	$24,703	$8,821,894	$13,511,895	$22,358,492

Stock-based compensation	-	-	521,500	-	521,500

Exercise of stock options	3,762	38	(38)	-	-

Net income	-	-	-	654,466	654,466

Balance at June 30, 2026	2,474,034	24,741	9,343,356	14,166,361	23,534,458

Exercise of stock options	13,420	134	29,916	-	30,050

Net income	-	-	-	1,363,414	1,363,414

Balance at September 30, 2026	2,487,454	$24,875	$9,373,272	$15,529,775	$24,927,922

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,017,880	$(681,479)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	415,878	376,965
Stock-based compensation expense	521,500	265,200
Inventory obsolescence provision	150,000	125,000
Deferred income taxes, net	(485,068)	-
Operating lease right-of-use assets	251,437	251,438

Changes in assets and liabilities:
Accounts receivable	(1,686,412)	(1,027,888)
Inventories	(1,516,262)	(495,891)
Corporate income taxes receivable	319,734	388,099
Prepaid expenses and other current assets	(220,191)	(101,537)
Accounts payable	183,937	27,270
Customer advance payments	912,505	(170,545)
Operating lease liabilities	(271,034)	(253,779)
Other current liabilities	(82,270)	(75,762)
Net cash provided by (used in) operating activities	511,634	(1,372,909)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(151,716)	(64,747)
Net cash used in investing activities	(151,716)	(64,747)

Cash flows from financing activities:
(Repayment) advances of equipment financing loan	(33,966)	84,360
Proceeds from exercise of stock options	30,050	156,500
Net cash (used in) provided by financing activities	(3,916)	240,860

Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	356,002	(1,196,796)
Cash and cash equivalents, and restricted cash and cash equivalents - beginning of period	9,647,698	10,539,828
Cash and cash equivalents, and restricted cash and cash equivalents - end of period	$10,003,700	$9,343,032
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,321	$-
Income Taxes	$42,429	$29,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 1	DESCRIPTION OF BUSINESS:

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

Basis of Presentation

The accompanying condensed financial statements and the related disclosures as of September 30, 2026 and for the three and six months ended September 30, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”), and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on June 12, 2026. The balance sheet as of March 31, 2026 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2026 and March 31, 2026 and its results of operations for the three and six months ended September 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2027, or any other interim period or future year or period.

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

The Company’s disaggregated revenue by geographical location is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025

Domestic	$9,142,934	$6,700,831	$18,640,337	$12,397,438
International	1,557,150	376,761	2,081,193	988,309
Total	$10,700,084	$7,077,592	$20,721,530	$13,385,747

The Company’s disaggregated revenue by industry as a percentage of total revenue is provided below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Industry	%	%	%	%
Defense	70.5	62.2	72.9	59.1
Commercial Aerospace	19.3	28.3	19.5	31.5
Space	1.3	6.7	1.5	5.8
Other	8.9	2.8	6.1	3.6
	100.0	100.0	100.0	100.0

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Restricted Cash and Cash Equivalents

As of September 30, 2026 and March 31 2026, the Company maintained cash balances of $1.0 million and $0, respectively, that were pledged as collateral in connection with the revolving line of credit (see Note 6). The Company is restricted from withdrawing or otherwise using these amounts while the related obligation remains outstanding. Accordingly, these amounts are classified as restricted cash and cash equivalents within current assets in the balance sheet. The restriction is expected to remain in place through July 31, 2027.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash and cash equivalents in the balance sheets to the total amount shown in the statements of cash flows:

	As of
	September 30, 2026	March 31, 2026
Cash and cash equivalents	$9,003,700	$9,647,698
Restricted cash and cash equivalents	1,000,000	-
	$10,003,700	$9,647,698

Inventories

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at cost, on an average basis, which does not exceed net realizable value. The Company manufactures products pursuant to specific technical and contractual requirements.

The Company reviews its purchase and usage activity of its inventory of parts as well as work in process and finished goods to determine which items of inventory have become obsolete within the framework of current and anticipated orders. The Company estimates which materials may be obsolete and which products in work in process or finished goods may be sold at less than cost. A periodic adjustment, based upon historical experience is made to inventory in recognition of this impairment. The Company’s allowance for obsolete inventory was $1,158,261 and $1,008,261 as of September 30, 2026 and March 31, 2026, respectively, and was reflected as a reduction of inventory.

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

Basic and diluted net income (loss) per common share is calculated as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$1,363,414	$(26,861)	$2,017,880	$(681,479)

Net income (loss) per common share:
Basic	$0.55	$(0.01)	$0.81	$(0.28)
Diluted	$0.51	$(0.01)	$0.76	$(0.28)

Weighted average number of common shares outstanding- basic	2,484,250	2,431,278	2,477,320	2,411,041
Dilutive effect of options to the extent that such options are determined to be in the money for the period	209,936	-	165,582	-
Weighted average number of common shares outstanding-fully diluted	2,694,186	2,431,278	2,642,902	2,411,041

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net income (loss) per share because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Potentially dilutive options to purchase common shares	-	505,000	-	505,000

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

Depreciation and Amortization

The Company provides for depreciation and amortization on a straight-line basis over the estimated useful lives (5-7 years) of the related assets. Depreciation expense for the three months ended September 30, 2026 and 2025 was $208,428 and $186,293, respectively. Depreciation expense for the six months ended September 30, 2026 and 2025 was $415,878 and $376,965, respectively.

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

Recent Accounting Standard Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will evaluate the full extent of the adoption of ASU 2024-03, but believes it will not have a material impact on its financial statements and disclosures

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3	INVENTORIES:

Inventories are comprised of the following:

	As of
	September 30, 2026	March 31, 2026
Raw materials	$7,084,677	$6,456,795
Work in progress	2,049,022	996,554
Finished goods	200,546	364,634
Allowance for obsolete inventory	(1,158,261)	(1,008,261)
	$8,175,984	$6,809,722

Note 4	OTHER CURRENT LIABILITIES:

Other current liabilities are comprised of the following:

	As of
	September 30, 2026	March 31, 2026
Payroll and vacation accruals	$609,447	$615,263
Sales commissions	160,436	192,278
Other current liabilities	145,794	190,406
	$915,677	$997,947

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 5	LEASES:

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

Balance sheet information related to our leases is presented below:

		As of
	Balance Sheet Location	September 30, 2026	March 31, 2026
Operating leases:
Right-of-use assets	Operating lease right-of-use assets	$1,389,707	$1,588,589

Right-of-use liability, current	Operating lease liabilities	$470,930	$449,056

Right-of-use lease liability, long-term	Operating lease liabilities, non-current	$1,152,584	$1,392,937

The lease expense for the three months ended September 30, 2026 and 2025 was $143,026 and $143,519, respectively, and for the six months ended September 30, 2026 and 2025 was $294,524 and $277,556, respectively, which was included in costs of product sold on the Company’s condensed statements of operations. In addition to the base rent, the Company pays insurance premiums and utility charges relating to the use of the premises. The Company considers its present facilities to be adequate for its present and anticipated future needs.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 5	LEASES (Continued):

The basic minimum annual rental payments remaining on these leases was $1,810,655 as of September 30, 2026.

The weighted-average remaining lease term and the weighted average discount rate for operating leases were:

	As of
	September 30, 2026	March 31, 2026
Other information
Weighted-average discount rate – operating leases	6.00%	6.00%
Weighted-average remaining lease term – operating lease (in years)	3.6	4.0

The total remaining operating lease payments included in the measurement of lease liabilities on the Company’s condensed balance sheet as of September 30, 2026 was as follows:

For the years ended March 31,	Operating Lease Payments
(Six months ending) March 31, 2027	$276,427
2028	563,891
2029	408,429
2030	334,492
2031	227,416
Thereafter	-
Total gross operating lease payments	1,810,655
Less: imputed interest	(187,141)
Total lease liabilities, reflecting present value of future minimum lease payments	$1,623,514

Note 6	REVOLVING LINE OF CREDIT:

On August 26, 2025, and amended on September 2, 2026 (effective July 31, 2026) the Company entered into a revolving line of credit agreement (“Revolving Line of Credit”) with JPMorgan Chase Bank, N.A. (“Chase Bank”) for up to $1.0 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.15%. The Revolving Line of Credit contains certain financial covenants, including a fixed charge coverage ratio (the “FCCR”) of at least 1.20, tested annually. The amended Revolving Line of Credit matures on July 31, 2027. As of March 31, 2026, the Company’s FCCR was below the covenant requirement. Effective for the fiscal year ended March 31, 2026, Chase Bank waived the covenant exception. As of September 30, 2026, there was no outstanding borrowing under the Revolving Line of Credit. The Revolving Line of Credit is collateralized by a first-priority security interest in all property of the Company and an assignment to Chase Bank of the Company’s bank account.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 7	EQUIPMENT FINANCING LINE OF CREDIT:

On September 8, 2025, the Company entered into a $450,000 equipment financing arrangement with Chase Bank, bearing interest at a fixed rate of 5.51%, to be repaid over a 60-month period (“Equipment Financing Line of Credit”). The Equipment Financing Line of Credit is expected to be utilized to purchase machine tools for production. Funding is on an equipment project basis, and once a project is fully funded, the obligation for that project is to be repaid by the execution of term note payable to Chase Bank. The Equipment Financing Line of Credit contains certain financial covenants, tested annually, consistent with the requirements under the Revolving Line of Credit. As of March 31, 2026, the Company’s FCCR was below the covenant requirement for the Equipment Financing Line of Credit. Effective for the fiscal year ended March 31, 2026, Chase Bank waived the covenant exception. As of September 30, 2026 and March 31, 2026, the Company had an outstanding draw of $381,958 and $415,924, respectively, of which $77,450 and $256,257, respectively is reflected within equipment financing line of credit on the balance sheet and $304,508 and $159,667, respectively is reflected within equipment financing line of credit, net of current on the balance sheet. The borrowings under the Equipment Financing Line of Credit are collateralized by a first lien on the related equipment financed under the arrangement.

Note 8	INCOME TAXES:

The effective income tax rate for the three months ended September 30, 2026 was a benefit of $262,109, or (24.0%) on income before benefit from income taxes of $1,101,305. The effective income tax rate for the three months ended September 30, 2026 consisted principally of a federal and state tax provision of $38,149, or 3% (net of utilization of net operating losses and tax credit carryforwards utilized during the period) and a true-up of state refunds receivable in the amount of $184,810, or 17%, offset by a benefit of $485,068 or (44%) for the release of a portion of the Company’s net deferred tax asset valuation allowance.

The effective income tax rate for the six months ended September 30, 2026 was a benefit of $197,905, or (11.0%) on income before benefit from income taxes of $1,819,975. The effective income tax rate for the six months ended September 30, 2026 consisted principally of a federal and state provision of $102,353, or 6% (net of utilization of net operating losses and general business tax credit carryforwards utilized during the period) and a true-up of state refunds receivable in the amount $184,810, or 10%, offset by a benefit of $485,068, or (27%) for the release of a portion of the Company’s net deferred tax asset valuation allowance.

As of September 30, 2026, based on the relevant weight of positive and negative evidence, including the amount of taxable income earned during the six months ended September 30, 2026, the Company’s customer order backlog and the consideration of our expected future taxable earnings, the Company concluded that it is more likely than not that $485,068 of the deferred tax assets would be realized based upon estimated future taxable income. As such the Company released $485,068 of the total valuation allowance associated with its federal and state deferred tax assets.

The effective income tax rate for the three and six months ended September 30, 2025 was a provision 0% on a loss before provision for income taxes of $26,861 and a provision of 0% on a loss before provision for income taxes of $681,479, respectively. The provision for income taxes of $0 for the three and six months ended September 30, 2025 was principally attributable to the loss before provision for income taxes and the impact of maintaining a full valuation allowance on the Company’s deferred tax assets, net.

The Company has previously recorded liabilities for underpayment of income taxes and related interest and penalties for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. At September 30, 2026, the amount included in corporate income taxes receivable is a liability of $177,618, inclusive of penalties and interest. This amount is unchanged from March 31, 2026.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 8	INCOME TAXES (Continued):

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

Stock-based compensation expense

Stock-based compensation expense is recorded in selling, general and administrative expenses included in the condensed statements of operations. For the three months ended September 30, 2026 and 2025, stock-based compensation expense was $0 for both periods. For the six months ended September 30, 2026 and 2025, stock-based compensation expense was $521,500 and $265,200, respectively.

As of September 30, 2026, there was no unrecognized compensation expense related to unamortized stock options. It is the Company’s policy that any unrecognized stock-based compensation cost would be adjusted for actual forfeitures as they occur.

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 9	EQUITY INCENTIVE PLANS (Continued):

Stock-based compensation expense - Continued

The following table provides the stock option activity for the six months ended September 30, 2026:

	Shares	Weighted Avg. Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 1, 2026	455,000	$14.65	5.25	$2,203
Granted	50,000	18.05
Exercised	(25,000)	8.13
Forfeited or Expired	-	-
Balance as of September 30, 2026	480,000	$15.35	5.18	$7,124
Exercisable as of September 30, 2026	480,000	$15.35	5.18	$7,124

The weighted average grant date fair value per share was $10.43 and $2.78 for the six months ended September 30, 2026 and 2025, respectively.

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

In 1987, the Company adopted a cash bonus plan (the “Cash Bonus Plan”) for non-union, management and administration staff. Unless otherwise approved by the Company’s Compensation Committee of the Board of Directors, contributions to the Cash Bonus Plan will only be funded by the Company for payment of bonuses with respect to any fiscal year, when the Company is profitable for such fiscal year. As of September 30, 2026, and March 31, 2026, the Company’s accrued bonus was $259,092 and $338,266 respectively, which is included in other current liabilities on the accompanying condensed balance sheets. Bonus expense recorded for the three months ended September 30, 2026 and 2025 was $155,339 and $107,935, respectively. Bonus expense recorded for the six months ended September 30, 2026 and 2025 was $262,567 and $202,298, respectively.

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

IEH CORPORATION
Notes to Unaudited Condensed Financial Statements

Note 11	COMMITMENTS AND CONTINGENCIES (Continued):

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

The total contributions charged to operations under the provisions of the Multi-Employer Plan were $7,023 and $5,358 for the three months ended September 30, 2026 and 2025, and $14,041 and $13,543 for the six months ended September 30, 2026 and 2025, respectively, and were reflected within cost of products sold included in the condensed statements of operations. The Company has not taken any action to terminate, withdraw or partially withdraw from the Multi-Employer Plan nor does it intend to do so in the future.

Note 12	CONCENTRATIONS:

During the three months ended September 30, 2026, two customers accounted for 37.6% of the Company’s revenue, each represented 25.8% and 11.8% of revenue.

During the six months ended September 30, 2026, one customer accounted for 29.9% of the Company’s revenue.

During the three months ended September 30, 2025, two customers accounted for 26.4% of the Company’s revenue, each represented 13.4% and 13.0% of revenue.

During the six months ended September 30, 2025, two customers accounted for 30.7% of the Company’s revenue, each represented 15.7% and 15.0% of revenue.

As of September 30, 2026, three customers accounted for 46.3% of accounts receivable, each represented 25.4%, 10.9% and 10.0%, respectively. As of March 31, 2026, one customer accounted for 19.7% of the Company’s accounts receivable.

During the three months ended September 30, 2026, three vendors accounted for 38.5% of the Company’s purchases, each represented 14.4%, 12.2% and 11.9% of purchases.

During the six months ended September 30, 2026, three vendors accounted for 40.2% of the Company’s purchases, each represented 16.2%, 13.5%, and 10.5% of purchases.

During the three months ended September 30, 2025, three vendors accounted for 51.3% of the Company’s purchases, each represented 21.4%, 16.6% and 13.3% of purchases.

During the six months ended September 30, 2025, three vendors accounted for 43.9% of the Company’s purchases, each represented 18.7%, 12.9%, and 12.3% of purchases.

As of September 30, 2026, three vendors accounted for 38.5% of accounts payable, each represented 14.5%, 12.0%, and 12.0%, respectively. As of March 31, 2026, three vendors accounted for 43.0% of the Company’s accounts payable, each represented 17.6%, 14.8%, and 10.6%, respectively.

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

The customers we service by industry as a percentage of total revenue is provided below:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
Industry	%	%	%	%
Defense	70.5	62.2	72.9	59.1
Commercial Aerospace	19.3	28.3	19.5	31.5
Space	1.3	6.7	1.5	5.8
Other	8.9	2.8	6.1	3.6
	100.0	100.0	100.0	100.0

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		Period-to- Period
	2026	2025	Change

Revenue	$10,700,084	$7,077,592	$3,622,492

Operating expenses:
Cost of products sold	7,672,605	5,459,638	2,212,967
Selling, general and administrative	1,772,555	1,536,041	236,514
Depreciation and amortization	208,428	186,293	22,135
Total operating expenses	9,653,588	7,181,972	2,471,616
Operating income (loss)	1,046,496	(104,380)	1,150,876
Other income, net:
Interest income, net	54,809	77,519	(22,710)
Total other income, net	54,809	77,519	(22,710)

Income (loss) before benefit from income taxes	1,101,305	(26,861)	1,128,166
Benefit from income taxes	262,109	-	262,109
Net income (loss)	$1,363,414	$(26,861)	$1,390,275

Revenue for the three months ended September 30, 2026 was $10,700,084, reflecting an increase of $3,622,492, or 51.2%, as compared to $7,077,592 for the three months ended September 30, 2025. The increase in revenue for the period was principally on account of a 71% increase in defense revenue which continues to witness unprecedented demand for our parts given the geopolitical situations in various parts of the world and a 373% increase in medical revenue offset by a 70% reduction in revenue from the space industry quarter over quarter.

Cost of products sold for the three months ended September 30, 2026 was $7,672,605, reflecting an increase of $2,212,967, or 40.5%, as compared to $5,459,638 for the three months ended September 30, 2025. The increase in our cost of products sold is principally attributable to the 51.2 % increase in revenue.

Selling, general and administrative expenses for the three months ended September 30, 2026 was $1,772,555, reflecting an increase of $236,514, or 15.4%, as compared to $1,536,041 for the three months ended September 30, 2025. The increase was primarily attributable to the increase in sales commissions related to the increase in sales revenue.

Depreciation and amortization for the three months ended September 30, 2026 was $208,428, reflecting an increase of $22,135, or 11.9%, as compared to $186,293 for the three months ended September 30, 2025.

Total other income for the three months ended September 30, 2026 was income of $54,809, reflecting a decrease of $22,710, as compared to income of $77,519 for the three months ended September 30, 2025. The decrease was principally attributable to a decrease in interest income earned on our cash.

Provision (benefit) for income taxes was ($262,109) and $0 for the three months ended September 30, 2026 and 2025. The benefit for income taxes for the three months ended September 30, 2026 was principally attributable to a federal and state tax provision of $38,149, (net of utilization of net operation loss and tax credit carryforwards utilized during the period) and a true-up of state refunds receivable in the amount of $184,810, offset by a benefit of $485,068 for the release of a portion of the Company’s net deferred tax asset valuation allowance. The provision for income taxes for the three months ended September 30, 2025 was principally attributable to the loss before income taxes for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net.

Comparison of the Six Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended September 30, 2026 and 2025:

	For the Six Months Ended September 30,		Period-to-Period
	2026	2025	Change

Revenue	$20,721,530	$13,385,747	$7,335,783

Costs and expenses:
Cost of products sold	14,377,462	10,638,489	3,738,973
Selling, general and administrative	4,216,892	3,229,979	986,913
Depreciation and amortization	415,878	376,965	38,913
Total operating expenses	19,010,232	14,245,433	4,764,799
Operating income (loss)	1,711,298	(859,686)	2,570,984
Other income:
Interest income	108,677	178,207	(69,530)
Total other income	108,677	178,207	(69,530)

Income (loss) before benefit from income taxes	1,819,975	(681,479)	2,501,454
Benefit from income taxes	197,905	-	197,905
Net income (loss)	$2,017,880	$(681,479)	$2,699,359

Revenue for the six months ended September 30, 2026 was $20,721,530, reflecting an increase of $7,335,783, or 54.8%, as compared to $13,385,747 for the six months ended September 30, 2025. The increase in revenue for the period was principally on account of a 91% increase in defense revenue and a 146% increase in medical revenue offsetting a 60% decrease in space revenue. Defense continues to see an unprecedented rise in demand from the sale of our parts, medical revenue rose due to significant orders from key medical customers and space revenue declined due to a few key orders being executed later than anticipated.

Cost of products sold for the six months ended September 30, 2026 was $14,377,462, reflecting an increase of $3,738,973, or 35.2%, as compared to $10,638,489 for the six months ended September 30, 2025. The increase in our cost of products sold is attributable to a 54.8% increase in revenue and higher material costs in the form of gold and freight.

Selling, general and administrative expenses for the six months ended September 30, 2026 was $4,216,892 reflecting an increase of $986,913, or 30.6%, as compared to $3,229,979 for the six months ended September 30, 2025. The increase was principally due to an increase in stock compensation expense for stock options granted and an increase in sales commission fees offset by a decrease in legal fees.

Depreciation and amortization for the six months ended September 30, 2026 was $415,878, reflecting a increase of $38,913, or 10.3%, as compared to $376,965 for the six months ended September 30, 2025. The increase was principally attributable to increase in investment for fixed assets in light of growing demand for parts.

Total other income for the six months ended September 30, 2026 was income of $108,677, reflecting a decrease of $69,530, as compared to income of $178,207 for the six months ended September 30, 2025. The decrease was attributable to a decrease in interest income earned on our cash and increase in interest expense on equipment line of credit.

Provision (benefit) for income taxes was ($197,905) and $0 for the six months ended September 30, 2026 and 2025. The benefit for income taxes for the six months ended September 30, 2026 consisted principally of a federal and state provision of $102,353, (net of utilization of net operation loss and tax credit carryforwards utilized during the period) and a true-up of state refunds receivable in the amount $184,810, , offset by a benefit of $485,068, for the release of a portion of the Company’s net deferred tax asset valuation allowance. The provision for income taxes for the six months ended September 30, 2025 was principally attributable to the loss before income taxes for the period and the impact of recording a full valuation allowance on the Company’s deferred tax assets, net.

Liquidity and Capital Resources:

Our primary requirements for liquidity and capital are working capital, inventory, capital expenditures, and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the six months ended September 30, 2026, our primary source of liquidity came from our operating cash flows. Based on our current plans and business conditions, we believe that existing cash, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements in fiscal year 2027 and into fiscal year 2028, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into additional credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, inflationary pressures and the conflicts in Eastern Europe and the Middle East, may result in significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of September 30, 2026, and March 31, 2026, the Company’s cash, cash equivalents, and restricted cash was $10,003,700 and $9,647,698, respectively. The Company has recorded net income of $2,017,880 and net loss of $681,479 for the six months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, and March 31, 2026, the Company had working capital of $21,389,638 and $18,937,744 and stockholders’ equity of $24,927,922 and $22,358,492, respectively.

Our principal source of liquidity has been from cash flows generated by operating activities and our cash reserves.

Cash Flow Activities for the Six Months Ended September 30, 2026 Compared to the Six Months Ended September 30, 2025

The following table summarizes our sources and uses of cash for the six months ended September 30, 2026 and 2025:

	For the Six Months Ended September 30,		Period-to- Period
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$511,634	$(1,372,909)	$1,884,543
Investing activities	(151,716)	(64,747)	(86,969)
Financing activities	$(3,916)	$240,860	$(244,776)
Net increase (decrease) in cash, cash equivalents and restricted cash	$356,002	$(1,196,796)	$1,552,798

Net cash provided by (used in) operating activities was $511,634 and ($1,372,909) for the six months ended September 30, 2026 and 2025, respectively. The period over period increase in cash provided by operating activities of $1,884,543 was primarily due to the $2,699,359 increase in net income, and the $1,083,050 increase in customer advance payments offset by $1,020,371 increase in inventories purchased and the $658,524 increase in accounts receivable.

Net cash used in investing activities was $151,716 and $64,747 for the six months ended September 30, 2026 and 2025, respectively. The increase in cash used in investing activities during the six months ended September 30, 2026 was principally due to continuing investments in purchase of machinery and equipment primarily for Allentown location to help meet unprecedented demand for parts.

Net cash (used in) provided by financing activities was ($3,916) and $240,860 for the six months ended September 30, 2026 and 2025, respectively. This decrease is attributable to the decrease in proceeds from the exercise of stock options and the equipment financing line of credit.

Revolving Line of Credit

On August 26, 2025, and amended on September 2, 2026 (effective July 31, 2026) the Company entered into a revolving line of credit agreement (“Revolving Line of Credit”) with JPMorgan Chase Bank, N.A. (“Chase Bank”) for up to $1.0 million, bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.15%. The Revolving Line of Credit contains certain financial covenants, including a fixed charge coverage ratio (the “FCCR”) of at least 1.20, tested annually. The amended Revolving Line of Credit matures on July 31, 2027. As of March 31, 2026, the Company’s FCCR was below the covenant requirement. Effective for the fiscal year ended March 31, 2026, Chase Bank waived the covenant exception. As of September 30, 2026, there was no outstanding borrowing under the Revolving Line of Credit. The Revolving Line of Credit is collateralized by a first-priority security interest in all property of the Company and an assignment to Chase Bank of the Company’s bank account

Equipment Financing Line of Credit

On September 8, 2025, the Company entered into a $450,000 equipment financing arrangement with Chase Bank, bearing interest at a fixed rate of 5.51%, to be repaid over a 60-month period (“Equipment Financing Line of Credit”). The Equipment Financing Line of Credit is expected to be utilized to purchase machine tools for production. Funding is on an equipment project basis, and once a project is fully funded, the obligation for that project is to be repaid by the execution of term note payable to Chase Bank. The Equipment Financing Line of Credit contains certain financial covenants, tested annually, consistent with the requirements under the Revolving Line of Credit. As of March 31, 2026, the Company’s FCCR was below the covenant requirement for the Equipment Financing Line of Credit. Effective for the fiscal year ended March 31, 2026, Chase Bank waived the covenant exception. As of September 30, 2026 and March 31, 2026, the Company had an outstanding draw of $381,958 and $415,924, respectively, of which $77,450 and $256,257, respectively, is reflected within equipment financing line of credit on the balance sheet and $304,508 and $159,667, respectively, is reflected within equipment financing line of credit, net of current on the balance sheet. The borrowings under the Equipment Financing Line of Credit are collateralized by a first lien on the related equipment financed under the arrangement.

Backlog of Orders

The backlog of orders for the Company’s products amounted to approximately $53,751,351 on September 30, 2026 as compared to approximately $18,400,810 on September 30, 2025. The orders in backlog on September 30, 2026 are expected to ship over the next 6 - 24 months depending on customer requirements and product availability.

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

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026.

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

As of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting and disclosure controls and procedures were not effective based upon the identified material weakness noted above.

Management has been actively engaged in the planning for and implementation of remediation efforts to address the identified material weakness. The remediation plan includes improvements in the design and implementation of enhanced monitoring and user access and change management within the ITGC environment.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting that occurred during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the six months ended September 30, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit C-4 to Current Report on Form 8-K, dated February 27, 1991).

3.2	By-Laws of the Company (filed as Exhibit 3.2 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.1	Form of Common Stock Certificate of the Company (filed as Exhibit 4.1 on Annual Report on Form 10-KSB for the fiscal year ended March 27, 1994).

4.2	Description of Securities (filed as Exhibit 4.2 on June 22, 2023 - Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1(†)	2011 Equity Incentive Plan (filed as Exhibit A to definitive Proxy Statement dated August 31, 2011).

10.2(†)	2020 Equity Stock Based Compensation Plan (filed as Annex A to definitive Proxy Statement dated November 23, 2020).

10.3(†)	Employment Agreement between the Company and Subrata Purkayastha dated as of November 1, 2023 and effective as of November 1, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023 and incorporated by reference herein).

10.4(†)	Executive Employment Agreement, effective as of January 1, 2025, by and between the Registrant and David Offerman (filed as Exhibit 10.1 on December 31, 2024 - Current Report on Form 8-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications by Chief Executive Officer and Principal Financial Officer, pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following information from IEH Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting language) and filed electronically herewith: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity; (iv) the Statements of Cash Flow; and (v) the Notes to Financial Statements.

101.INS*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IEH CORPORATION

Dated: November 12, 2026	By:	/s/ David Offerman
David Offerman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Subrata Purkayastha
Subrata Purkayastha, Chief Financial Officer
(Principal Financial Officer)